Form 10QSB
period 1999-12-31
INTEGRAL TECHNOLOGIES INC /CN/
filed 2000-02-11
CIK 1018281

                         REVIEW AND DISCUSSION DRAFT #2
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934
                For the quarterly period ended December 31, 1999

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ________________ to ______________

                         Commission file number: 0-28353

                           INTEGRAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                            NEVADA                                               98-0163519
-------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)        (IRS Employer Identification No.)


    #3 - 1070 WEST PENDER STREET, VANCOUVER, BRITISH COLUMBIA, CANADA V6E 2N7
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 685-9933
                           ---------------------------
                           (issuer's telephone number)


--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ] [the issuer did not become subject to such filing requirements until January 31, 2000].

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF FEBRUARY 8, 2000, THE ISSUER HAD 22,137,062 SHARES OF COMMON STOCK OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]    No [X]

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                   PAGE
                                                                                                 ----
ITEM 1.  FINANCIAL STATEMENTS.                                                                     3

         Integral Technologies, Inc. and Subsidiaries
         December 31, 1999 and 1998

                  Consolidated Balance Sheets
                  June 30, 1999 and
                  December 31, 1999 and 1998 (unaudited)                                           2

                  Consolidated Statements of Income (Loss)
                  From Inception (February 16, 1996) to December 31 ,1999 (unaudited) and for the three months ended December 31, 1999 and 1998 (unaudited) and
                  for the six months ended December 31, 1999 and 1998 (unaudited)                  3

                  Consolidated Statements of Changes in Stockholders' Equity
                  for the six months ended December 31, 1999 (unaudited)                           4

                  Consolidated Statements of Cash Flows
                  for the six months ended December 31, 1999 and 1998 (unaudited)                  5

                  Notes to Consolidated Financial Statements (unaudited)                           6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS                                                     15

PART II - OTHER INFORMATION                                                                       17

SIGNATURES                                                                                        18

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.








                     INTEGRAL TECHNOLOGIES AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

                           INTEGRAL TECHNOLOGIES, INC.
                            (A DEVELOPMENT STAGE CO.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999
                                   (UNAUDITED)

                                                          AT AS          AS AT
                                                        DEC 31/99     JUNE 30/99
                                                       -----------    -----------
ASSETS
CURRENT
Cash                                                   $    95,648    $       647
Advances employees                                           1,143              0
Deposits-suppliers                                          30,062              0
                                                       -----------    -----------
TOTAL CURRENT ASSETS                                       126,853            647
                                                       -----------    -----------
FIXED
Fixed assets, cost                                          81,073         81,075
Less: accumulated depreciation                             (42,835)       (38,837)
                                                       -----------    -----------
TOTAL FIXED ASSETS                                          38,238         42,238
                                                       -----------    -----------
OTHER
License agreements and intangibles                       1,622,928      1,622,928
                                                       -----------    -----------
TOTAL ASSETS                                             1,788,019      1,665,813
                                                       -----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT
Accounts payable and accruals                              409,726        544,511
Due to West Virginia University                            397,296        397,296
Due to minority interest                                    79,412         79,412
Customer deposits                                           63,263              0
                                                       -----------    -----------
TOTAL CURRENT LIABILITIES                                  949,697      1,021,219
                                                       -----------    -----------
LONG TERM DEBT                                                   0        376,170
                                                       -----------    -----------
TOTAL LIABILITIES                                          949,697      1,397,389
                                                       -----------    -----------
SHAREHOLDERS' EQUITY (DEFICIENCY)
PREFERRED SHARES
$0.001 par value; 20,000,000 shares authorized,
664,410 shares issued and outstanding                      664,410              0
COMMON SHARES AND PAID IN CAPITAL
     IN EXCESS OF $0.001 PAR VALUE
50,000,000 shares authorized,
22,137,062 shares issued and outstanding                 4,170,846      4,016,267
PROMISSORY NOTES RECEIVABLE                                (84,068)      (284,068)
OTHER COMPREHENSIVE INCOME                                  44,679         44,679
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE        (3,957,545)    (3,508,454)
                                                       -----------    -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                    838,322        268,424
                                                       -----------    -----------
TOTAL LIABILITIES & SHAREHOLDERS EQUITY (DEFICIENCY)   $ 1,788,019    $ 1,665,813
                                                       -----------    -----------

                           INTEGRAL TECHNOLOGIES, INC.
                            (A DEVELOPMENT STAGE CO.)
                         CONSOLIDATED STATEMENT OF LOSS
                              FOR THE QUARTER ENDED
                                DECEMBER 31, 1999
                                   (UNAUDITED)

                                             THREE         THREE          SIX           SIX           PERIOD FROM
                                             MONTHS        MONTHS         MONTHS        MONTHS        INCEPTION TO
                                             ENDED         ENDED          ENDED         ENDED         (FEBRUARY 16/96)
                                             DEC 31/99     DEC 31/98      DEC 31/99     DEC 31/98     TO DECEMBER 31/99
                                             -----------   -----------    -----------   -----------   -----------------
REVENUE                                      $         0   $         0    $    21,797   $         0   $    21,797
                                             -----------   -----------    -----------   -----------   -----------
EXPENSES
Interest on beneficial conversion feature                                                                 566,456
Write-down of license and operating assets                                                                424,654
Research and development                                                                      1,707       908,113
Travel and entertainment                          12,066         3,513         25,924         3,513       293,314
Consulting                                        45,250        48,300         95,950        57,850       708,945
Salaries and benefits                             91,484        52,500        175,896       105,000       690,255
Legal and accounting                              10,500        24,468         10,500        31,468       258,401
Bank charges and interest, net                    16,169       (19,000)       100,319        67,048       236,662
Advertising                                        1,950                        1,950                      86,081
Telephone                                          8,460         4,943         11,522        12,959       115,451
General and administrative                        11,928        36,782         25,457         5,864       166,794
Rent                                              10,286         8,559         19,371         8,559        88,725
Depreciation and amortization                      2,000         2,000          4,000         4,000        38,334
                                             -----------   -----------    -----------   -----------   -----------
Total expenses                                   210,093       162,065        470,889       297,968     4,582,185
                                             -----------   -----------    -----------   -----------   -----------
Loss before extraordinary item                   210,093       162,065        449,092       297,968     4,560,388
Extraordinary item-cancellation of debt                0             0              0             0      (602,843)
                                             -----------   -----------    -----------   -----------   -----------
NET LOSS FOR THE PERIOD                          210,093   $   162,065    $   449,092   $   297,968   $ 3,957,545
                                             -----------   -----------    -----------   -----------   -----------
DEFICIT, BEG OF PERIOD                         3,747,452
DEFICIT END OF PERIOD                        $ 3,957,545
NET LOSS PER COMMON SHARE                    $       .01
WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING                            22,076,306

                           INTEGRAL TECHNOLOGIES, INC.
                            (A DEVELOPMENT STAGE CO.)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
                                   (UNAUDITED)

                    Series A Convertible
                       Preferred Stock               Common Stock                            Other          Total
                  --------------------------    -------------------------   Promissory    Comprehensive      Acc.      Stockholders
                    Shares          Amount        Shares         Amount        Note          Income        Deficit        Equity'
                  -----------    -----------    -----------   -----------   -----------   -------------  -----------   ------------
BALANCE
BEGINNING                   0              0     22,087,062   $ 4,016,267   $  (284,068)   $    44,679   $(3,508,454)   $   268,424

PAYMENTS TO
PROMISSORY NOTE                                                                 200,000                                     200,000

COMMON
SHARES ISSUES
For cash                                            550,000        79,579                                                    79,579

Conversion
Of debenture                                                       75,000                                                    75,000

NET LOSS
FOR THE PERIOD                                                                                              (449,092)      (449,092)

PREFERRED
SHARE ISSUES
Conversion of
Debt                  281,182    $   281,182                                                                                281,182

Conversion of
Accounts
Payable               383,228    $   383,228                                                                                383,228
                  -----------    -----------    -----------   -----------   -----------    -----------   -----------    -----------
BALANCE, END
OF PERIOD             664,410    $   664,410     22,637,062   $ 4,170,846   $   (84,068)   $    44,679   $(3,957,546)   $   838,321
                  -----------    -----------    -----------   -----------   -----------    -----------   -----------    -----------

                           INTEGRAL TECHNOLOGIES, INC.
                            (A DEVELOPMENT STAGE CO.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
                                   (UNAUDITED)

                                           DEC 31/99      DEC 31/98
                                          -----------    -----------
OPERATING ACTIVITIES
Net loss                                  $  (449,092)   $  (297,968)
Item not involving cash
Depreciation and amortization                   4,000          4,000
                                          -----------    -----------
                                             (445,092)      (293,968)
                                          -----------    -----------
CHANGES IN NON-CASH WORKING CAPITAL
Accounts payable                             (135,927)       174,857
Advances to Emergent Technologies Corp.                       (4,500)
Customer deposits                              63,263
Deposits-suppliers                            (30,062)
Long term debt                               (376,170)        15,755
                                          -----------    -----------
                                             (478,896)       186,112
                                          -----------    -----------
                                             (923,988)      (107,856)
                                          -----------    -----------

FINANCING ACTIVITIES
Promissory note                               200,000
Issuance of common shares                     154,579        127,901
Issuance of preference shares                 664,410              0
                                          -----------    -----------
                                            1,018,989        127,901
                                          -----------    -----------

INCREASE (DECREASE) IN CASH                    95,001         20,045
CASH, BEGINNING OF PERIOD                         647            480
                                          -----------    -----------
CASH, END OF PERIOD                       $    95,648    $    20,525
                                          -----------    -----------

                           INTEGRAL TECHNOLOGIES, INC.
                            (A DEVELOPMENT STAGE CO.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

1.       INCORPORATION AND NATURE OF OPERATIONS

The Company was incorporated under the laws of the State of Nevada on February 12, 1996. The Company is in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. Planned principal operations of the Company have not yet commenced.

The Company intends to capitalize on new, patented technologies or advancements in technologies. Pursuant to an agreement dated November 8, 1995 between three individuals, including officers and directors of the Company, and Integral Concepts Inc. ("ICI"), a company 100% controlled by a significant shareholder of the Company and an employee of West Virginia University Research Corporation ("WVRUC"), the Company has been assigned the rights of the three individuals which include the first right of refusal to acquire the marketing and manufacturing rights to all technologies assigned to ICI by WVRUC pursuant to an exclusive agreement, however, West Virginia University retains all proprietary rights to the technologies.

To September 30, 1999, the Company has acquired or is in the process of acquiring certain rights to further develop, manufacture and market worldwide four new technologies originally assigned to ICI.

a) Contrawound Toroidal Helical Antenna-government and military applications (note 7(a)
b)       Plasma Ignition System (note 7 (b))
c)       2D Machine Vision Colorimetry (note (c))
d)       3D Machine Vision Colorimetry (note 7(d))

The Company's head office is located in Vancouver, Canada. However, all further development of the above technologies is being done either directly by the Company or WVRUC at West Virginia University.

2.       GOING CONCERN

These financial statements have been prepared by management in accordance with generally accepted accounting principles on a going concern basis. This presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has an accumulated deficit of $3,957,545. These factors raise substantial doubt about the Company's ability to continue as a going concern and is dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis, and to achieve sufficient cash flows to cover obligations and expenses. The outcome of these matters cannot be predicted. These financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

                           INTEGRAL TECHNOLOGIES, INC.
                            (A DEVELOPMENT STAGE CO.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

3.       SIGNIFICANT ACCOUNTING POLICIES

(a)      Principles of Consolidation

These financial statements include the accounts of Integral Technologies, Inc. (a development stage company), its wholly-owned subsidiary, Integral Vision Systems, Inc ("IVSI") (a development stage company) and its 80% owned subsidiary Emergent Technologies Corp. ("ETC") (a development stage company). All inter-company balances and transactions have been eliminated.

(b)      Depreciation and amortization

Depreciation and amortization are provided using the straight-line method based on the following estimated useful lives:

                    Machinery, furniture and equipment     -5years
                    Computer hardware and software         -5years
                    Leasehold improvements                 -3years

The Company reviews long-term assets to determine if the carrying amount is recoverable based on the estimate of future cash flow expected to result form the use of the asset and its eventual disposition. If in this determination there is an apparent shortfall, the loss will be recognized as a current charge to operations.

(c)      Loss per share

Loss per share computations are based on the weighted average number of common shares outstanding during the period. Common share equivalents consisting of stock options are not considered in the computation because their effect would be anti-dilutive.

(d)      Shares issued in exchange for services

The valuation of the common shares issued in exchange for services is valued at an estimated fair market value as determined by the officers and directors of the Company based upon other sales and issuances of the Company's common shares within the same general time period.

(e)      Foreign currency translation

Amounts recorded in foreign currency are translated into United States dollars as follows:

(i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date; and,
(ii)     Revenues and expenses, at the average rate of exchange for the year.

Gains and losses arising from this translation of foreign currency are excluded from the net loss for the period and accumulated as a separate component of shareholders' equity (deficiency).

                           INTEGRAL TECHNOLOGIES, INC.
                            (A DEVELOPMENT STAGE CO.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

(f)      License agreements and intangibles

The Company is in the development stage with respect to the technologies acquired pursuant to the license agreements. At such time as commercial production commences, these costs will be charged to operations on a unit-of-production method based on estimated future sales. When there is little prospect of further development of the technology by the Company, the costs of that license agreement will be charged to operations.

(g)      Research and development

Research and development expenditures are charged to operations as incurred.

(h)      Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

(i)      Financial instruments

The Company's financial instruments include cash, investment in and advances to affiliated company, accounts payable and accruals, due to West Virginia University Research Corporation, long term debt and minority interest. Unless otherwise noted, in the opinion of management, the carrying value of these financial instruments approximates their fair market values and the Company is not exposed to significant credit, interest or currency risk.

(j)      Income taxes

The Company uses asset and liability approach in its method of accounting for income taxes which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets is recorded if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

(k)      Stock based compensation

The Company applies APB Opinion No. 25 and related interpretation in accounting for its stock option plans. Compensation expense is recorded when options are granted to management at discounts to market.

(l)      Interest on Beneficial Conversion

The beneficial conversion features relating to the 2% convertible debenture and promissory notes are accounted for as interest. This policy conforms to the accounting for these transactions announced by the SEC staff in March 1997.

                           INTEGRAL TECHNOLOGIES, INC.
                            (A DEVELOPMENT STAGE CO.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

4.       COMPARATIVE FIGURES

Certain of comparative figures were reclassified to conform with the current year's presentation.

5.       ACQUISITIONS

(a) By agreement dated March 11, 1997 (the effective date of acquisition), the Company acquired a 100% interest in Integral Visions Systems, Inc. ("IVSI" (a development stage company) for 100,000 common shares of the Company at a deemed value of $2.75 per share (equal to one-half) the closing market trading price of the Company's shares on the NASD market on March 11, 1997). The shares were issued pursuant to an exemption from registration under the Securities Act of 1933 and are "restricted securities" as that term is defined in Rule 144. The Company advanced $158,000 to IVSI prior to the acquisition date. The acquisition has been accounted for by the purchase method.

The cost of the acquisition has been allocated in these financial statements as follows:
--------------------------------------------------------------------------------

Purchase price-100,000 common shares                                   $275,000
Funds advanced to IVSI prior to acquisition                             158,000
                                                                       --------

                                                                        433,000
Fair market value                                                        41,419
                                                                       --------

Purchase price discrepancy allocated to license agreement
(note 7(d))                                                            $391,581
                                                                       --------


IVSI's net loss from operations for the year ended June 30, 1998 amounted to $83,853 (1997 loss of $137,601) and these operating results are included in the consolidated statements of operations.

The operations of IVSI have ceased while management seeks a new technology partner. Accordingly the Company's investment in the license agreement of $391,581 has been written down to a nominal amount of $1 and the net operating assets of IVSI amounting to $33,073 have been written off.

(b) In September 1996, the Company entered into a letter agreement to acquire a 10% interest in ETC (a development stage company) from two related parties of the Company for consideration of $100,000. The Company had an option to acquire the remaining 90% interest in ETC by issuing 1,800,000 common shares of the Company and by funding ETC's research and development of the Contrawound Toroidal Helical Antenna for government and military applications (note 1) to a minimum of $1,200,000. The Company issued 1,800,000 shares which at the 1998 year-end were held by ETC's attorney in escrow subject to the closing of the final agreement (which was closed on March 11, 1999). These shares were released from escrow and are recorded in these financial statements at $.34 per share, the closing market trading price of the Company's shares in the NASD market on March 11, 1999. The 1,800,000 shares and the $650,000 advanced entitles the Company to a further 70% interest in ETC.

                           INTEGRAL TECHNOLOGIES, INC.
                            (A DEVELOPMENT STAGE CO.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

During the year ended June 30, 1998, a third party investor contributed $470,588 for a 20% interest in ETC. The same investor contributed a further $79,412 which they intend to convert into shares in ETC. This will dilute ITI's ownership interest to 76.625%.

The cost of the acquisition has been allocated in these financial statements as follows:
--------------------------------------------------------------------------------

Purchase price (1,800,000 shares )                                   $  619,200
10% investment acquired in prior year                                   100,000
                                                                     ----------

                                                                        719,200
Net assets acquired                                                     895,474
                                                                     ----------

Purchase price discrepancy allocated to license agreement
(note 7(a))                                                          $1,614,674
                                                                     ----------


6.       FIXED ASSETS


                                                       1999
                                                   ------------
                                                   ACCUMULATED
                                                   AMORTIZATION
                                                       AND
                                      COST         DEPRECIATION            NET
                                     ------        ------------          ------
Machinery, furniture and equipment   56,581           24,632             31,949
Computer hardware and software       20,825           14,536              6,289
Leasehold improvements                3,667            3,667                  0
                                     ------           ------             ------

                                     81,073           40,835             38,238
                                     ------           ------             ------


7.       LICENSE AGREEMENTS

(a)      Toroidal Helical Antenna

ETC was formed to develop, commercialize, market and manufacture certain proprietary Toroidal Helical Antenna Technology ("the Technology") (note 1). The Company obtained an exclusive sub-license to the technology from Integral Concepts, Inc. ("ICI"), a company 100% controlled by a shareholder of ETC, a significant shareholder of the Company, and an employee of West Virginia Research Corporation ("WVRUC") of its right title and interest in and to all worldwide government and military applications and resulting procurement interests in the Technology. ICI obtained the license to the Technology from WVRUC. WVRUC has the proprietary interest in and holds the patents to the technology.

All development of the Technology is being done by the Company or WVRUC at West Virginia University.

Pursuant to an agreement dated January 2, 1996 with ICI, the Company acquired the right to manufacture and market the Toroidal Helical Antenna Technology. The Company is obligated to pay a $3,000 minimum annual royalty to WVRUC to maintain the license in good standing. In addition a further 10% royalty of any net revenues is payable to WVRUC on behalf of ICI, such royalties to be reduced by the $3,000 minimum annual royalty payment. To date there have been no net revenues.

                           INTEGRAL TECHNOLOGIES, INC.
                            (A DEVELOPMENT STAGE CO.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

The license is automatically renewed for one year periods each December 31 as long as the required minimum royalty payments described above are paid to WVRUC on behalf of ICI.

Either party may terminate this agreement upon 90 days written notice. The Company is responsible for the reimbursement of project costs incurred by WVRUC.

(b)      Plasma Ignition System

Pursuant to an agreement dated February 15, 1996 with ICI, the Company acquired the rights to manufacture and market the Plasma Ignition System (note 1), an ignition system for internal combustion engines, for a license fee of $8,251. The Company is obligated to pay a $3,000 minimum annual royalty to WVRUC on behalf of ICI to maintain the license in good standing. In addition, a further 10% royalty of any net revenues is payable to WVRUC on behalf of ICI and a 1% royalty of any gross revenues is payable to ICI. Such royalties are to be reduced by the $3,000 minimum annual royalty. To date there have been no net revenues.

The license is automatically renewed for one year periods each December 31 as long as the required minimum royalty payments described above are paid to WVRUC on behalf of ICI

Pursuant to an agreement dated February 9, 1996 with WVRUC, the Company is responsible for reimbursement of project development costs incurred by WVRUC. To June 30, 1998, $445,570 of project development costs has been paid or is payable to WVRUC (note 13). Either party may terminate this agreement upon 90 days written notice.

(c)      2D Machine Vision Colorimetry

Pursuant to an agreement dated February 9, 1996 with ICI, the Company acquired the right to manufacture and market the 2D Machine Vision Colorimetry (note 1), a counterfeit currency determination software. The Company is obligated to pay a $3,000 minimum annual royalty to WVRUC to maintain the license in good standing. In addition, a further 10% royalty of any net revenues is payable to WVRUC on behalf of ICI, such royalties to be reduced by the $3,000 minimum annual royalty payment. To date there have been no net revenues.

The license is automatically renewed for one year periods each December 31 as long as the required minimum royalty payments described above are paid to WVRUC on behalf of ICI.

Pursuant to an agreement dated February 9, 1996 with WVRUC, the Company is responsible for reimbursement of project development costs incurred by WVRUC. To June 30, 1999, $350,151 of project development costs has been paid or is payable to WVRUC (note 13). Either party may terminate this agreement upon 90 days written notice.

(d)      3D Machine Vision Colorimetry

The Company's subsidiary, IVSI acquired the right to manufacture and market the 3D Machine Vision Colorimetry (note 1), a color quality control software. IVSI is obligated to pay a $3,000 minimum annual royalty to WVRUC to maintain the license in good standing. In addition, a further 10% royalty of any net reveues is payable to WVRUC on behalf of ICI, such royalties to be reduced by the $3,000 minimum annual royalty payment. To date there have been no net revenues.

                           INTEGRAL TECHNOLOGIES, INC.
                            (A DEVELOPMENT STAGE CO.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

The license is automatically renewed for one year periods each December 31 as long as the required minimum royalty payments described above are paid to WVRUC on behalf of ICI. Either party may terminate this agreement upon 90 days written notice.

On June 10, 1995 IVSI entered into an "Exclusive Limited Sublicense Agreement" with REGI U.S., Inc. ("REGI") whereby REGI obtained an exclusive sublicense to market and distribute the 3D Machine Vision Colorimetry in Canada. The sublicense requires REGI to pay to IVSI 2% of the "Net Revenues" (as defined in the sublicense) that REGI derives from the technology. Minimum royalty payments are as follows:

--------------------------------------------------------------------------------

1997                                                      $3,000
1998                                                       4,500
1999                                                       6,000
Every year thereafter                                      6,000

--------------------------------------------------------------------------------

REGI shall have the option to renew the sublicense for successive one year periods so long as REGI is not in default of the terms of the sublicense and the Company's license is renewed by its licensor.

As described in note 5(a), IVSI has ceased operations while it seeks a new technology partner.

8.       LONG TERM DEBT

                                                                           1999           1998
                                                                           ----           ----
10% Loan repayable on demand with one year's notice
to two officers and directors of the Company                                  0        351,579
                                                                             --        -------

During the year ended June 30,1998, all rights, title and interest in a revolving line of credit, due to an officer and director of the Company was conveyed to the Company for $1 and the loan was cancelled. The line of credit balance of $563,843 and accrued interest of $39,000 is recorded as an extraordinary item in the consolidated statement of operations for the year ended June 30, 1998.

9.       STOCKHOLDERS' EQUITY

(a)      Authorized preferred shares

The preferred shares may be issued in one or more series. The distinguishing features of each series including preference, rights and restrictions are to be determined by the Company's Board of Directors upon establishment of each such series .

(b)      Stock options

Pursuant to the Company's 1996 Incentive Compensation Plan as subsequently amended in 1997, the Company may issue stock options and stock bonuses for shares in the capital stock of the Company to provide incentives to officers, directors, key employees and other such persons

                           INTEGRAL TECHNOLOGIES, INC.
                            (A DEVELOPMENT STAGE CO.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

who contribute to the success of the Company. The exercise price of the Incentive Options (employees of the Company or its subsidiaries) is no less than the fair market value of the stock at the date of the grant and for non-employees the exercise price is no less than 80% of the fair value (defined as the most recent closing sale price reported by NASDAQ on the date of the grant).

The following table summarizes the Company's stock activity for the years ended June 30, 1999, 1998, and 1997.

                                                                                        WEIGHTED
                                                                       EXERCISE         AVERAGE
                                                     NUMBER            PRICE            EXERCISE
                                                     OF SHARES         PER SHARE        PRICE
                                                     ---------         ---------        --------
Balance June 30, 1998 and 1997                       1,990,000         $0.15 to $2.00    $0.24
Granted during the year                              1,635,000         $0.15 to $.25     $0.17
Cancelled                                           (1,260,000)        $.15               $.15
Exercised                                             (445,000)        $0.15 to $0.25    $0.25
                                                    ----------         --------------    -----

Balance June 30, 1999                                1,920,000         $0.15 to $2.00    $0.25
                                                    ----------         --------------    -----


The exercise price per share at June 30, 1998 and 1997 was $0.50 to $2.00. During the year ended June 30, 1999, 1,260,000 of the 1,990,000 stock options were cancelled and 630,000 stock options were re-priced to $0.15 to $0.25. These changes have been retroactively adjusted above.

During the quarter-ended September 30,1999, 87,500 and 665,000 additional share options were issued under the plan for an exercise prices of $0.40 and $.23 respectively.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan and accordingly, compensation expense of $70,600 was recognized as salaries expense during the year ended June 30, 1999.

(c) Included in promissory notes receivable are:

              (i) $31,500 on exercise of 210,000 stock options, interest of 10% per annuam, due November 1, 1999; and
             (ii) $252,568 for issue of 1,683,789 common shares, interest at 6% per annum, due January 17, 2001.

10.      INCOME TAXES

A deferred tax assessment stemming from the Company's net loss carry forward, has been reduced by a valuation account to zero due to uncertainties regarding the utilization of deferred assets. At June 30, 1999 the Company has available a net operating loss carry forward of approximately $2,448,000 which it may use to offset federal taxable income. The net operating loss carry forward if not utilized, will begin to expire in 2011.

                           INTEGRAL TECHNOLOGIES, INC.
                            (A DEVELOPMENT STAGE CO.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 30, 1999
                                   (UNAUDITED)

11.      INTEREST ON BENEFICIAL CONVERSION

The differences between the market value of the Company's shares on the date of conversion and the conversion rate pursuant to $525,000 of the convertible debenture issued during the year ended June 30, 1999 was $398,077.

The difference between the market value of the Company's shares and the issue price of 1,683,789 common shares for a promissory note in the amount of $252,568 was $168,379. These amounts have been recorded as interest expenses in the statement of operations.

12.      CONTINGENCY

A dispute exists between WVRUC and the Company with respect to the development work performed by WVURC on the Plasma Ignition System and the Counterfeit Detection Technology. The Company has included in its accounts the amount owing to WVU of $397,296, however, it is the opinion of management that this amount should be reduced to $43,052, Management intends to defend this position. As the actual outcome cannot be determined at this time, any adjustments required will be recorded by the Company when settlement occurs.

Item 2. Plan of Operation

As a development stage company, the Company has had no revenues from operations from inception (February 12, 1996) through December 31, 1999, and has incurred a net loss of approximately $3.96 million for that period. To date, the Company has relied on loans from management and management's ability to raise capital through debt and equity private placement financings to fund its operations. The current financial condition of the Company raises doubt as to its ability to continue as a going concern.

In December 1999, NextAntennas.com, Inc. ("NEXT"), a subsidiary of the Company, received its first commercial, revenue-generating order for its GPS/LEOS antenna (a detailed description of NEXT and its antenna products is set forth in Item 1 under the subsection entitled "NextAntennas.com, Inc.") from ARINC, Inc., an operator of communication and processing systems for the aviation and transportation industry. The Company expects that this order will be filled and revenue of approximately $180,000 will be recorded for this first time in the third fiscal quarter of the current fiscal year (approximately February 2000). Although no assurances can be given, management anticipates receiving orders for an additional $500,000 of antennas from ARINC, Inc. during calendar 2000, as well as orders from additional customers, based on the level of interest indicated to date.

Presently, management projects that its cash requirements over the next twelve months will be approximately $100,000 per month. Management believes that it can satisfy its cash requirements until approximately May 2000 based on current cash reserves, after which time it will either need to raise additional funds or realize additional revenue from the sales of its products sufficient to meet these cash requirements. If it is necessary to raise additional funds sufficient to meet cash requirements after May 2000, management believes that it will be able to raise sufficient funds through a private placement of common stock with a few interested investors. Of course, no assurances can be given that management will in fact be successful in securing any such financing.

Although no assurances can be given, management believes that, based on the existing antenna order described above and the level of interest from ARINC, Inc. and other potential customers expressed to date, revenues from the sales of NEXT antenna products will allow the Company to meet some or all of its projected cash needs of approximately $1.2 million over the next twelve months. At a minimum, management believes that revenues should help partially offset the Company's cash requirements, thus reducing the amount of additional funds that management would need to raise.

In anticipation of the possibility that more funds than originally projected will be required to enable the Company to fulfill future antenna orders on a timely basis, management has begun negotiating with a merchant banking institution for an equity line of credit that would allow the Company to sell shares of common stock to the investor from time to time, and the investor would be obligated to purchase the shares, up to a maximum amount. However, no firm agreement has been made and no assurances can be given that the Company will be able to secure this type of financing.

As a result of the developments with NEXT and the commercial interest in its antenna products, specifically the first commercial order that will result in revenue, the Company presently intends to focus substantially all of its resources on the commercialization and sales of the NEXT antenna products. As a result, the Company will devote only a limited amount of its resources on the research, development and commercialization of its other technologies during the next twelve months.

While management believes that each of the NEXT antenna products is ready to be commercialized, ongoing research and development will be necessary over the next twelve months and will be focused on adapting and "fine-tuning" the antenna products for different applications and uses. The Company anticipates spending approximately $500,000 over the next twelve months on this ongoing research and development. Also, the Company has filed three provisional patent applications with the U.S. patent office for various NEXT antenna products, and anticipates filing additional provisional patent applications as warranted over the next twelve months.

The Company is not in the manufacturing business and does not expect to make any capital purchases of a manufacturing plant or significant equipment in the next twelve months. The Company will be relying on contract manufacturers to produce the antenna products.

During the next twelve months, the Company does not expect any significant changes in the number of employees, but may add one or two qualified sales people, if the Company is in a financial position to do so.

The most significant current liabilities relate to salaries and consulting fees. In the event that the Company is not able to pay these current liabilities as they become due, the Company will be unable to retain key personnel who are responsible for research, development and marketing. These functions are critical to the operations of the Company.

Various factors affecting the Company and its subsidiaries raise doubt as to their ability to continue as a going concern. There can be no assurance that the Company will be able to continue as a going concern, or achieve material revenues and profitable operations. As described above, the Company may require additional financing. If required, no assurances can be given that financing will be available to the Company in the amounts required, or that, if available, the financing will be available on terms satisfactory to the Company.

The Company is not aware of any circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company's business. The accompanying financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None.

ITEM 2.  CHANGES IN SECURITIES

In November 1999, the Company issued a total of 405,000 shares of its common stock to members of the Company's employee benefit and consulting services plan who exercised in July and September 1999 their options previously granted under the plan. The exercise price of the shares issued ranged between $.15 and $.20 per share, and each person paid the exercise price in cash (an aggregate of $80,750). This transaction did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act of 1933, as amended, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.  OTHER INFORMATION - None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:  Exhibit Number and Brief Description
                    ------------------------------------

    2.1 Agreement and Plan of Reorganization between the Registrant and Integral Vision Systems, Inc. dated March 11, 1997. (Incorporated by reference to Exhibit 2.1 of the Registrant's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

    2.2 Agreement and Plan of Reorganization between the Registrant and Emergent Technologies Corporation dated December 10, 1997. (Incorporated by reference to Exhibit 2.2 of the Registrant's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

    3.1           Articles of Incorporation, as amended and currently in effect.
                  (Incorporated by reference to Exhibit 3.1 of the Registrant's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

    3.2           Bylaws, as amended and restated on December 31, 1997.
                  (Incorporated by reference to Exhibit 3.2 of the Registrant's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

    10.1 Sublicense Agreement between the Registrant's subsidiary, Emergent Technologies Corporation, and Integral Concepts, Inc., dated January 2, 1996, relating to the Toroidal Helical Antenna. (Incorporated by reference to Exhibit 10.1 of the Registrant's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

    10.2 Agreement between the Registrant and West Virginia University Research Corporation on Behalf of West Virginia University dated February 9, 1996, relating to RF Quarter-Wave Coaxial Cavity Resonator. (Incorporated by reference to Exhibit 10.2 of the Registrant's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

    10.3 Agreement between the Registrant and West Virginia University Research Corporation on Behalf of West Virginia University dated February 9, 1996, relating to Counterfeit Currency Determination Prototype. (Incorporated by reference to Exhibit 10.3 of the Registrant's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

    10.4 Sublicense Agreement between Integral Concepts, Inc. and the Registrant dated February 15, 1996, relating to the design, construction and operation of a Plasma Ignition System. (Incorporated by reference to Exhibit 10.4 of the Registrant's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

    10.5          Employment Agreement between the Registrant and William S.
                  Robinson dated October 1, 1997 and Addendum dated March 15, 1999. (Incorporated by reference to Exhibit 10.5 of the Registrant's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

    10.6          Employment Agreement between the Registrant and William A.
                  Ince dated October 1, 1997 and Addendum dated March 15, 1999. (Incorporated by reference to Exhibit 10.6 of the Registrant's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

    10.7 Employee Benefit And Consulting Services Compensation Plan, as restated January 10, 1999. (Incorporated by reference to Exhibit 10.7 of the Registrant's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

    10.8 Sublicense Agreement between the Registrant's subsidiary, Integral Vision Systems, Inc., and Integral Concepts, Inc., dated February 15, 1994, relating to vision system technologies (incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form 10-SB/A1 filed February 8, 2000).

    27            Financial Data Schedule. (Filed herewith).

(b) Reports on Form 8-K - None.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTEGRAL TECHNOLOGIES, INC.


                                          By:  /s/ William S. Robinson
                                             -----------------------------------
                                             William S. Robinson, Chairman,
                                             Chief Executive Officer, Treasurer
                                             and Director

                                          By:  /s/ William A. Ince
                                             -----------------------------------
                                             William A. Ince, President,
                                             Secretary, Chief Financial Officer
                                             and Director

Date:   February 11, 1999

                                  EXHIBIT INDEX

NUMBER            BRIEF DESCRIPTION
------            -----------------

    2.1 Agreement and Plan of Reorganization between the Registrant and Integral Vision Systems, Inc. dated March 11, 1997. (Incorporated by reference to Exhibit 2.1 of the Registrant's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

    2.2 Agreement and Plan of Reorganization between the Registrant and Emergent Technologies Corporation dated December 10, 1997. (Incorporated by reference to Exhibit 2.2 of the Registrant's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

    3.1           Articles of Incorporation, as amended and currently in effect.
                  (Incorporated by reference to Exhibit 3.1 of the Registrant's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

    3.2           Bylaws, as amended and restated on December 31, 1997.
                  (Incorporated by reference to Exhibit 3.2 of the Registrant's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

    10.1 Sublicense Agreement between the Registrant's subsidiary, Emergent Technologies Corporation, and Integral Concepts, Inc., dated January 2, 1996, relating to the Toroidal Helical Antenna. (Incorporated by reference to Exhibit 10.1 of the Registrant's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

    10.2 Agreement between the Registrant and West Virginia University Research Corporation on Behalf of West Virginia University dated February 9, 1996, relating to RF Quarter-Wave Coaxial Cavity Resonator. (Incorporated by reference to Exhibit 10.2 of the Registrant's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

    10.3 Agreement between the Registrant and West Virginia University Research Corporation on Behalf of West Virginia University dated February 9, 1996, relating to Counterfeit Currency Determination Prototype. (Incorporated by reference to Exhibit
                  10.3 of the Registrant's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

    10.4 Sublicense Agreement between Integral Concepts, Inc. and the Registrant dated February 15, 1996, relating to the design, construction and operation of a Plasma Ignition System. (Incorporated by reference to Exhibit 10.4 of the Registrant's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

    10.5          Employment Agreement between the Registrant and William S.
                  Robinson dated October 1, 1997 and Addendum dated March 15, 1999. (Incorporated by reference to Exhibit 10.5 of the Registrant's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

    10.6          Employment Agreement between the Registrant and William A.
                  Ince dated October 1, 1997 and Addendum dated March 15, 1999. (Incorporated by reference to Exhibit 10.6 of the Registrant's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

    10.7 Employee Benefit And Consulting Services Compensation Plan, as restated January 10, 1999. (Incorporated by reference to Exhibit 10.7 of the Registrant's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

    10.8 Sublicense Agreement between the Registrant's subsidiary, Integral Vision Systems, Inc., and Integral Concepts, Inc., dated February 15, 1994, relating to vision system technologies (incorporated by reference to Exhibit 10.8 of the Registrant's Registration Statement on Form 10-SB/A1 filed February 8, 2000).

    27            Financial Data Schedule. (Filed herewith).