Form 10QSB
period 2000-03-31
INTEGRAL TECHNOLOGIES INC /CN/
filed 2000-05-15
CIK 1018281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                    For the transition period from ______________ to ___________

                    Commission file number: 0-28353

                           INTEGRAL TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

             NEVADA                                              98-0163519
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                               Identification No.)


   #3 - 1070 WEST PENDER STREET, VANCOUVER, BRITISH COLUMBIA, CANADA V6E 2N7
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 685-9933
                       ---------------------------------
                          (issuer's telephone number)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]
[the issuer did not become subject to such filing requirements until January 31, 2000].

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 8, 2000, THE ISSUER HAD 25,897,062 SHARES OF COMMON STOCK OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No [X]

                                      INDEX



                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.
                                                                                                   2
         Integral Technologies, Inc. and Subsidiaries
         March 31, 2000 and 1999

                  Report of Independent Accountants                                                3

                  Consolidated Balance Sheets
                  June 30, 1999 and
                  March 31, 2000 and 1999 (unaudited)                                              4

                  Consolidated Statements of Income (Loss)
                  From Inception (February 16, 1996) to March 31 ,2000 (unaudited) and for the three months ended March 31, 2000 and 1999 (unaudited) and
                  for the nine months ended March 31, 2000 and 1999 (unaudited)                    5

                  Consolidated Statements of Changes in Stockholders' Equity
                  for the period ended March 31, 2000 (unaudited)                                  6

                  Consolidated Statements of Cash Flows
                  From Inception (February 16, 1996) to March 31 ,2000
                  (unaudited) and for the nine months ended March 31, 2000 and
                  1999 (unaudited)                                                                 7

                  Notes to Consolidated Financial Statements (unaudited)                           8



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITIONS AND RESULTS OF OPERATIONS                                                     10


PART II - OTHER INFORMATION                                                                       11


SIGNATURES                                                                                        13

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.













                     INTEGRAL TECHNOLOGIES AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                            MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                       REPORT OF INDEPENDENT ACCOUNTANTS


TO THE DIRECTORS AND SHAREHOLDERS OF
INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

We have reviewed the accompanying consolidated balance sheet and statements of operations and deficit, cash flows and stockholders' equity of Integral Technologies Inc., as of March 31, 2000, and for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying statements for them to be in conformity with generally accepted accounting principles.



"Pannell Kerr Forster"

Chartered Accountants

Vancouver, Canada
May 10, 2000

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED OPERATIONS AND DEFICIT
 (UNAUDITED)
(U.S. DOLLARS)


                                                                      MARCH 31,        JUNE 30,
                                                                       2000             1999
                                                                    -----------      -----------
ASSETS

CURRENT

  Cash                                                              $ 3,604,660      $       647
  Accounts receivable                                                    63,391                0
  Deposits-suppliers                                                    107,820                0
                                                                    -----------      -----------
TOTAL CURRENT ASSETS                                                  3,775,871              647
                                                                    -----------      -----------

FIXED, at cost                                                           81,073           81,075
  Less:  accumulated depreciation                                       (45,430)         (38,837)
                                                                    -----------      -----------
TOTAL FIXED ASSETS                                                       35,643           42,238
                                                                    -----------      -----------
OTHER
  License agreements and intangibles                                  1,622,928        1,622,928
                                                                    -----------      -----------
TOTAL ASSETS                                                        $ 5,434,442      $ 1,665,813
                                                                    ===========      ===========
LIABILITIES

CURRENT

  Accounts payable and accruals                                     $   321,553      $   544,511
  Due to West Virginia University                                       397,296          397,296
  Due to minority interest                                               66,018           79,412
  Customer deposits                                                      63,263                0
                                                                    -----------      -----------
TOTAL CURRENT LIABILITIES                                               848,130        1,021,219
LONG-TERM DEBT                                                                0          376,170
                                                                    -----------      -----------
TOTAL LIABILITIES                                                       848,130        1,397,389
                                                                    -----------      -----------
STOCKHOLDERS' EQUITY
PREFERRED STOCK, $0.001 Par Value, 20,000,000 shares authorized
  664,410 Class A (1998-none) issued and outstanding                    664,410                0

LIABILITY TO ISSUE COMMON STOCK                                       3,991,000                0

COMMON STOCK AND PAID IN CAPITAL IN EXCESS OF $0.01 PAR VALUE
  50,000,000 Shares authorized
  22,879,062 (1999 - 20,625,396) issued and outstanding               4,250,575        4,016,267

PROMISSORY NOTES RECEIVABLE                                             (34,068)        (284,068)

OTHER COMPREHENSIVE INCOME                                               46,293           44,679
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                     (4,331,898)      (3,508,454)
                                                                    -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                                            4,586,312          268,424
                                                                    -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 5,434,442      $ 1,665,813
                                                                    ===========      ===========

   See notes to consolidated financial statements.                             4

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED OPERATIONS AND DEFICIT
(UNAUDITED)
(U.S. DOLLARS)


                                                                                                                    PERIOD FROM
                                                    THREE MONTHS     THREE MONTHS   NINE MONTHS     NINE MONTHS    FEB. 16, 1996
                                                        ENDED           ENDED          ENDED           ENDED         (INCEPTION)
                                                      MARCH 31,       MARCH 31,      MARCH 31,       MARCH 31,         THROUGH
                                                         2000            1999           2000           1999        MARCH 31, 2000
                                                     ------------    ------------   ------------    ------------    ------------
                                                                       (note 6)                       (note 6)

EXPENSES
  Interest on beneficial conversion feature          $          0    $     78,500   $          0    $    169,000    $    566,456
  Write-down of license and operating assets                    0               0              0               0         424,652
  Research and development                                  5,427           6,000         66,976           7,707         975,089
  Travel and entertainment                                 23,553          23,336         44,290          26,849         311,680
  Consulting                                              119,308          86,209        215,258         144,059         828,253
  Salaries and benefits                                   126,704          52,500        246,705         157,500         761,064
  Legal and accounting                                     92,484          42,833        102,984          74,301         350,885
  Bank charges and interest, net                          (42,563)         14,912         57,216          (8,789)        193,559
  Insurance
  Advertising                                              11,269               0         13,219               0          97,350
  Telephone                                                12,623           6,426         23,365          19,385         127,294
  General and administrative                               24,109           6,781         36,119          13,005         177,459
  Rent                                                     12,835           4,014         24,706          12,573          94,060
  Minority interest's share of subsidiary's losses         (1,085)              0        (13,394)              0         (13,394)
  Depreciation and amortization                             2,000           2,000          6,000           6,000          40,334
                                                     ------------    ------------   ------------    ------------    ------------
                                                          386,664         323,511        823,444         621,590       4,934,741

  Extraordinary item-cancellation of debt                       0               0              0               0        (602,843)
                                                     ------------    ------------   ------------    ------------    ------------

NET LOSS FOR PERIOD                                       386,664         323,511        823,444         621,590       4,331,898
DEFICIT, BEGINNING OF PERIOD                            3,945,234       2,402,512      3,508,454       2,104,433
                                                     ============    ============   ============    ============    ============

DEFICIT, END OF PERIOD                               $  4,331,898    $  2,726,023   $  4,331,898    $  2,726,023    $  4,331,898
                                                     ============    ============   ============    ============    ============
NET LOSS PER COMMON SHARE                            $       0.02    $       0.02   $       0.04    $       0.04
                                                     ============    ============   ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                            22,717,479      17,313,627     22,417,870      15,397,865
                                                     ============    ============   ============    ============    ============

   See notes to consolidated financial statements.                             5

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(U.S. DOLLARS)


                                    SERIES A CONVERTIBLE
                                       PREFERRED STOCK                 COMMON STOCK
                                   NUMBER                        NUMBER
                                  OF SHARES       AMOUNT       OF SHARES        AMOUNT
                                ------------   ------------   ------------   ------------
Balance, June 30, 1998                                          12,575,396   $  1,786,630
Common share issued for
    Cash                                                           200,000         50,000
    Exercise of stock options                                      445,000         80,500
    Promissory note                                              1,683,789        252,568
    Settlement of lawsuit                                          150,000         15,000
    Services (directors)                                           666,666        100,000
    Share issue costs                                                            (100,500)
    Services                                                       250,000         50,000
    Conversion of convertible
      debentures                                                 3,869,120        525,813
    Acquisition of subsidiary                                    1,800,000        619,200

    Stock option compensation
      benefit                                                                      70,600
    Interest on beneficial
      conversion                                                                  566,456

    Held in escrow                                                 447,091

Promissory note issued
  during the year

Foreign currency translation

Net loss for year
                                ------------   ------------   ------------   ------------
Balance June 30, 1999                      0              0     22,087,062      4,016,267
                                ------------   ------------   ------------   ------------
Repayment of promissory
  note

Common shares issued for

    Exercise of stock options                                      792,500        158,750
    for settlement of debt           281,182        281,182
    for settlement of debt           383,228        383,228

Subscriptions received

Released from escrow                                                               75,558

Foreign currency  translation

Net loss for period
                                ------------   ------------   ------------   ------------
Balance, March 31, 2000              664,410   $    664,410     22,879,562   $  4,250,575
                                ============   ============   ============   ============



                                                                     OTHER          TOTAL
                                   SUBSCRIPTIONS   PROMISSORY    COMPREHENSIVE    ACCUMULATED   SHAREHOLDERS'
                                     RECEIVED         NOTE          INCOME         DEFICIT          EQUITY
                                   ------------   ------------    ------------   ------------    ------------
Balance, June 30, 1998             $          0              0    $     36,235   $ (2,104,433)   $   (281,568)
Common share issued for
    Cash                                                                                               50,000
    Exercise of stock options                                                                          80,500
    Promissory note                                                                                   252,568
    Settlement of lawsuit                                                                              15,000
    Services (directors)                                                                              100,000
    Share issue costs                                                                                (100,500)
    Services                                                                                           50,000
    Conversion of convertible
      debentures                                                                                      525,813
    Acquisition of subsidiary                                                                         619,200

    Stock option compensation
      benefit                                                                                          70,600
    Interest on beneficial
      conversion                                                                                      566,456

    Held in escrow                                                                                          0

Promissory note issued
  during the year                                     (284,068)                                      (284,068)

Foreign currency translation                                             8,444                          8,444

Net loss for year                                                                  (1,404,021)     (1,404,021)
                                   ------------   ------------    ------------   ------------    ------------
Balance June 30, 1999                         0       (284,068)         44,679     (3,508,454)        268,424
                                   ------------   ------------    ------------   ------------    ------------
Repayment of promissory
  note                                                 250,000                                        250,000

Common shares issued for                                                                                    0

    Exercise of stock options                                                                         158,750
    for settlement of debt                                                                            281,182
    for settlement of debt                                                                            383,228

Subscriptions received                3,991,000                                                     3,991,000

Released from escrow                                                                                   75,558

Foreign currency  translation                                            1,614                          1,614

Net loss for period                                                                  (823,444)       (823,444)
                                   ------------   ------------    ------------   ------------    ------------
Balance, March 31, 2000            $  3,991,000   $    (34,068)   $     46,293   $ (4,331,898)   $  4,586,312
                                   ============   ============    ============   ============    ============



   See notes to consolidated financial statements.                             6

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(U.S. DOLLARS)


                                                                                      PERIOD FROM
                                                                                      FEBRUARY 12,
                                                                                         1996
                                                         NINE MONTHS ENDED            (INCEPTION)
                                                              MARCH 31                  THROUGH
                                                        2000             1999        MARCH 31, 2000
                                                     -----------      -----------      -----------
                                                                        (note 6)
OPERATING ACTIVITIES
  Net loss                                           $  (823,444)     $  (621,590)     $(4,331,898)
  Adjustments to reconcile net loss to
      net cash used in operating activities
  Minority interests' share of subsidiary's loss         (13,394)               0          (13,394)
  Extraordinary item                                           0                0         (602,843)
  Consulting services and financing fees                       0                0          248,036
  Depreciation and amortization                            6,593            6,000           45,430
  Stock option compensation benefit                            0                0           70,600
  Interest on beneficial conversion                            0          169,000          566,456
  Settlement of lawsuit                                        0                0           15,000
  Write-down of license and operating assets                   0                0          424,654
  Changes in non-cash working capital
       Due from affiliated company                             0          (31,300)        (116,000)
       Promissory notes receivable                       250,000                0          (34,068)
       Receivables and deposits                         (171,211)               0         (173,823)
       Accounts payable and accruals                     223,535                0          768,049
       Due to West Virginia University
         Research Corporation                                  0                0          397,296
                                                     -----------      -----------      -----------
NET CASH USED BY OPERATING ACTIVITIES                   (527,921)        (477,890)      (2,736,505)
                                                     -----------      -----------      -----------

INVESTING ACTIVITIES
   Purchase of property, equipment and
      intangibles assets                                       0          (33,908)        (111,539)

    Assets acquired and liabilities assumed
       on purchase of subsidiary                               0         (129,474)        (129,474)
   Investment in and advances to affiliated
      companies                                                0                0         (750,000)
    License agreements                                         0                0         (124,835)
                                                     -----------      -----------      -----------
NET CASH USED BY INVESTING ACTIVITIES                          0         (163,382)      (1,115,848)
                                                     -----------      -----------      -----------
FINANCING ACTIVITIES
    Advances from stockholders                                 0           79,412        1,078,284
    Repayments to stockholders                                 0          (94,046)         (94,046)
    Liability to issue common stock                    3,991,000           84,000        3,991,000
    Proceeds from issuance of common stock               234,308          180,176        2,157,890
    Proceeds from convertible debentures                       0          600,000          600,000
     Repayment of long term debt                         (94,988)               0          (94,988)

    Share issue costs                                          0         (100,500)        (227,420)
                                                     -----------      -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES              4,130,320          749,042        7,410,720
                                                     -----------      -----------      -----------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH             1,614            8,000           46,293
                                                     -----------      -----------      -----------
INCREASE (DECREASE) IN CASH                            3,604,013          279,152        3,604,660
CASH, BEGINNING OF PERIOD                                    647              480                0
                                                     -----------      -----------      -----------
CASH, END OF PERIOD                                  $ 3,604,660      $   279,632      $ 3,604,660
                                                     ===========      ===========      ===========



   See notes to consolidated financial statements.                             7

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2000
(UNAUDITED)
(U.S. DOLLARS)



1.       BASIS OF PRESENTATION

         These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statement are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's June 30, 1999 Form 10-KSB.

         In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2000 and June 30, 1999 and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.       PRIVATE PLACEMENT

         During the quarter ended March 31, 2000, the Company competed a private placement whereby 2,650,000 common shares of the Company will be issued at a price of $1.50 per common share and 1,325,000 common share purchase warrants for $0.001 per warrant exercisable into common shares at a price of $1.80 for a period of two years. The warrants may be redeemed by the Company at $.01 per warrant if the market value of the common stock of the Company trades above $10.00 for 10 consecutive days.

         As at March 31, 2000, $3,975,000 has been received in connection with the above private placement and subsequent to March 31, 2000, the 2,650,000 common shares were issued.

3.       PREFERRED SHARES

         During the nine month period ended March 31, 2000, the Company designated 1,000,000 of its authorized 20,000,000 preferred shares as Series A Convertible Preferred Stock with a par value of $0.001 each. Cumulative dividends are accrued at the rate of 5% annually, payable at the option of the Company. The shares may be converted to restricted common shares at the average trading price ten days prior to conversion, and entitled to votes equal to the number of common shares into which each series of preferred stock may be converted. Each Series A Convertible Preferred Stock may be redeemed by the Company for $1.50 each within one year after the date of issue, or $2.00, $2.50, $3.00 and $3.50 in each of the subsequent four years after date of issue.

         The Company settled $383,229 of accounts payable and $281,182 of long-term debt, both amounts due to two officers and directors of the Company, by issuing $664,410 Series A Convertible Preferred Stock.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2000
(UNAUDITED)
(U.S. DOLLARS)




4.       SUBSEQUENT EVENT

         Subsequent to March 31, 2000, 80,000 shares were issued on exercise of stock options during the quarter for total proceeds to the Company of $16,000. Subsequent to March 31, 2000, 287,500 options were exercised and shares issued in consideration of services rendered in the amount of $65,000.

5.       COMPARATIVE FIGURES

         Operating results for the three and nine month periods ended March 31, 1999 were not audited or reviewed.

Item 2. Plan of Operation

As a development stage company, the Company has had no revenues from operations from inception (February 12, 1996) through March 31, 2000, and has incurred a net loss of approximately $4.3 million for that period. To date, the Company has relied on loans from management and management's ability to raise capital through debt and equity private placement financings to fund its operations.

In December 1999, NextAntennas.com, Inc. ("NEXT"), a subsidiary of the Company, received its first commercial, revenue-generating order for its GPS/LEOS antenna from ARINC, Inc., an operator of communication and processing systems for the aviation and transportation industry. The Company filled over half of this order in April 2000 and expects to fill the balance of the order by the end of the current fiscal year, which ends June 30, 2000. Although no assurances can be given, management anticipates receiving orders for an additional $500,000 of antennas from ARINC, Inc. during calendar 2000, as well as orders from additional customers, based on the level of interest indicated to date.

During the quarter ended March 31, 2000, the Company completed a private placement of common stock and common stock purchase warrants which resulted in aggregate cash proceeds to the Company of nearly $4 million. The terms of the private placement are summarized below in Part II, Item 2.

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

Various factors affecting the Company and its subsidiaries raise doubt as to their ability to continue as a going concern. There can be no assurance that the Company will be able to continue as a going concern, or achieve material revenues and profitable operations. The Company may require additional financing, and no assurances can be given that financing will be available to the Company in the amounts required, or that, if available, will be on terms satisfactory to the Company.

The Company is not aware of any circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company's business. The accompanying financial statements include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS - None.

ITEM 2.  CHANGES IN SECURITIES

A. In December 1999, the Company issued a total of 50,000 shares of its common stock upon exercise of an option by a participant in the Company's employee benefit and consulting services plan, and the exercise price of $.15 per share was paid in cash (an aggregate of $7,500). In February 2000, the Company issued a total of 200,000 shares of its common stock upon exercise of an option by a participant in the Company's employee benefit and consulting services plan, and the exercise price of $.20 per share was paid in cash (an aggregate of $40,000). In March 2000, the Company issued a total of 87,500 shares of its common stock upon exercise of an option by a participant in the Company's employee benefit and consulting services plan, and the exercise price of $.15 per share was paid in exchange for services received (an aggregate value of $13,125).

         These transactions did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act of 1933, as amended, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that these transactions were exempt from registration pursuant to Rule 701 of the Securities Act.

B. During the quarter ended March 31, 2000, the Company offered and sold shares of common stock and common stock purchase warrants to ten accredited investors, for aggregate proceeds of $3,976,300. The investors were issued an aggregate of 2,650,000 shares of common stock (at a purchase price of $1.50 per share), and warrants entitling the investors to purchase an aggregate of 1,325,000 shares of common stock for a period of two years at an exercise price of $1.80 per share (the aggregate purchase price of the warrants was $1,325). The shares and warrants were issued in April 2000.

         In connection with the offering, the Company is obligated to register for resale the 2,650,000 shares plus the 1,325,000 shares issuable upon exercise of warrants held by these investors.

         This transaction did not involve any public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares and on the warrant. All investors are accredited investors, and the Company believes that this private placement is exempt from registration pursuant to Sections 4(2), 4(6) and/or Rule 506 of the Securities Act of 1933.

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

      10.8 Sublicense Agreement between the Registrant's subsidiary, Integral Vision Systems, Inc., and Integral Concepts, Inc., dated February 15, 1994, relating to vision system technologies. (Incorporated by reference to Exhibit 10.8 of the Registrant's registration statement on Form 10-SB/A-1 (file no. 0-28353) filed February 8,
            2000).

      27    Financial Data Schedule. (Filed herewith).


(b)      Reports on Form 8-K - None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 INTEGRAL TECHNOLOGIES, INC.


                                 By:  /s/ William S. Robinson
                                      ------------------------------------------
                                       William S. Robinson, Chairman, Chief
                                       Executive Officer, Treasurer and Director

                                 By:  /s/ William A. Ince
                                      ------------------------------------------
                                        William A. Ince, President, Secretary,
                                        Chief Financial Officer and Director

Date:   May 12, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            DESCRIPTION
------            -----------


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

      10.8  Sublicense Agreement between the Registrant's subsidiary, Integral
            Vision Systems, Inc., and Integral Concepts, Inc., dated February
            15, 1994, relating to vision system technologies. (Incorporated by reference to Exhibit 10.8 of the Registrant's registration statement on Form 10-SB/A-1 (file no. 0-28353) filed February 8,
            2000).

      27    Financial Data Schedule. (Filed herewith).