Form 10KSB
period 2000-06-30
INTEGRAL TECHNOLOGIES INC /CN/
filed 2000-09-28
CIK 1018281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended June 30, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                   For the transition period from:              to
                                                   ------------    -----------

                   Commission file number:     0-28353
                                               -------

                           INTEGRAL TECHNOLOGIES, INC.
-------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)



              Nevada                                       98-0163519
--------------------------------                      -------------------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)



  805 W. Orchard Drive, Suite 3, Bellingham, Washington              98225
-------------------------------------------------------        ----------------
        (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number:   (360) 752-1982

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   Common Stock

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.   $172,417

     As of September 25, 2000, the aggregate market value of the voting stock held by non-affiliates, approximately 22,380,196 shares of Common Stock, was approximately $42,969,976 based on an average of the bid and ask prices of approximately $1.92 per share of Common Stock on such date.

     The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of September 25, 2000 was 26,332,062 shares.

         DOCUMENTS INCORPORATED BY REFERENCE:        None.

         Transitional Small Business Disclosure Format (check one):

         Yes [ ];  No [X]

                                     PART I

               CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
                THAT COULD CAUSE THE COMPANY'S ACTUAL RESULTS TO
            DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

         This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, the Company's ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.

         The cautionary statements made pursuant to the Private Litigation Securities Reform Act of 1995 above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company prior to the effective date of such Act. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.


Item 1.  Description of Business.

BUSINESS DEVELOPMENT

         Integral Technologies, Inc. (the "Company" or the "Registrant") is a development stage company, incorporated under the laws of the State of Nevada on February 12, 1996. Integral is in the business of researching, developing and commercializing various technologies directly and through its three subsidiaries, each of which is described later in this section.

         To date, Integral, directly and through its subsidiaries, has expended its resources on the research and development of four types of technologies:

         (1) Antennas;

         (2) Three Dimensional ("3D") Color Machine Vision;

         (3) Two Dimensional ("2D") Color Machine Vision (Counterfeit Currency/Document Detection); and

         (4) RF Plasma Injection System (New Spark Plug).


Each of these technologies are described in detail later in this section.

         Through two of its subsidiaries, Antek Wireless, Inc. ("Antek") and Emergent Technologies Corp. ("Emergent"), Integral has been researching and developing six new antenna technologies.

         Through a third subsidiary, Integral Vision Systems, Inc. ("Integral Vision"), Integral has been researching and developing the 3D and 2D Color Machine Vision technology.

         Integral has directly been researching and developing the RF Plasma Injection System technology.

RECENT DEVELOPMENTS

Focus on antenna products

         As a result of the developments with Antek and the commercial interest in its antenna products, specifically the first commercial order that will result in revenue, Integral presently intends to focus substantially all of its resources on the commercialization and sales of the Antek antenna products.

EMPLOYEES

         Integral and its subsidiaries currently employ a total of twelve people on a full-time basis. Research and development activities are conducted primarily by four employees. However, Integral also relies on the expertise of several technical advisors who are consulted as needed on a part-time, contract basis.

SUBSIDIARIES

                              ANTEK WIRELESS, INC.

Company Background

         Antek Wireless, Inc. ("Antek"), a wholly-owned subsidiary of Integral, was incorporated in the State of Delaware on November 2, 1999 as NextAntennas.Com, Inc. The change of name to Antek became effective July 7, 2000. Antek develops and commercializes new antenna technologies. The focus of Antek will be to continue to develop and commercialize new antenna technologies which will meet the needs of the wireless telecommunications industry.

The Antenna Industry

         Antek has developed six new antenna designs for use in different wireless technology markets:

         o the "GPS" antenna is used in radio receivers on the ground to receive 1.5 GHz signals from global positioning satellites orbiting the earth at an altitude of approximately 23,000 miles;

         o the "LEO" antenna is used for the VHF function in radio transmitters/receivers on the ground, to transmit/receive signals in the 145 MHz frequency range to Low Earth Orbit satellites, orbiting the earth at an approximate altitude of 450 miles;

         o the "GPS/LEO" antenna, as the name indicates is a dual purpose antenna;

         o the "CDPD" antenna is used in transmission/reception of signals in the 824-894MHz/1.5MHz range. The Cellular Digital Packet Data network is currently one technology on the market today which facilitates wireless internet access; and

         o the "GPS/CDPD" antenna, as the name indicates is a dual purpose antenna;

         o the "portable phone" antenna is used in cellular and cordless phones, transmitting and receiving signals in the 820 MHz to 960 MHz range as well as the 1.5 GHz frequency range.

         The research and development costs associated with the development of these new "antenna solutions" has been funded by Integral.

         The GPS antenna is for use with asset "tracking" and/or location identification technologies. The FCC has mandated that by 2002, US wireless carriers provide their subscribers with the technology that will enable the carrier to identify the subscriber's location in the event of an emergency such as a vehicle crash in which the occupant is injured and possibly rendered unconscious.

         The LEO antenna is for use with asset tracking systems which handles short bursts of data from such assets as shipping containers, tractor trailers and electricity meters. As opposed to the GPS technology which identifies location the LEO technology allows for the transmission of data. Such data would indicate such things as to whether a tractor trailer is full, the doors are open, or even that a refrigeration unit on a trailer is malfunctioning.

         The CDPD antenna is for use in wireless internet access technologies.

         The "portable phone" antenna is for use in digital cordless phones and cellular phones operating in the 920MHz and 820-890MHz frequency ranges respectively.

Patents on Antek Antenna Products

         Integral has completed a patent review of each of these technologies and has commenced preparation of U.S. patent applications, three of which have been filed (two applications have been assigned U.S. Provisional Patent Application Serial Nos. 60/168,732 and 60/168,775, the third application has not yet been assigned a serial number). No assurances can be given that Integral will be granted any patents on its technologies; however, in the event that patents are not granted, Antek will continue to attempt to commercialize these technologies without the protection of a patent. In the event that any patents are issued, Antek will have the exclusive right to use in the U.S. the antenna design(s) described in each issued patent for the 20-year life of the patent.

Product Manufacturing and Distribution

         Antek is not in the manufacturing business. Antek relies on third-party manufacturing companies to manufacture Antek's antenna products on a timely basis, while protecting the intellectual properties of Antek's products and providing the customer with a high quality product.

         Antek antenna products will not be sold directly to the general public, but rather to businesses and manufacturers who will use the antennas in their products.

Barriers to Entry into Market Segment

         In the antenna market, Integral will be competing with other established antenna providers that are much larger and better capitalized than Integral. In order to compete, management believes that Integral must demonstrate to potential users that the Antek antenna products have an advantage over other antennas on the market in terms of performance and cost.

                           EMERGENT TECHNOLOGIES CORP.

Company Background

         Emergent Technologies Corp. ("Emergent") was incorporated in the State of West Virginia on September 29, 1995 for the purpose of developing the Contrawound Toroidal Helical Antenna ("CTHA") for commercialization to government and/or military applications worldwide. Emergent's rights to commercialize the CTHA technology is limited to these applications.

         The CTHA technology was created at the Center for Industrial Research Applications ("CIRA"), a research center run by West Virginia University Research Corporation ("WVURC"), which is a subsidiary of West Virginia

University ("WVU"). The technology was developed by students at WVU under the direction of Dr. James Smith, who is a Director of CIRA and a professor at WVU and is also a co-founder of Integral. The exclusive rights to commercialize the CTHA technology were licensed by WVURC to a private company called Integral Concepts, Inc., which is wholly-owned by Dr. Smith. On January 2, 1996, Integral Concepts sublicensed the exclusive, worldwide rights to commercialize the CTHA technology for governmental and military applications to Emergent, which was at that time owned by Dr. Smith and Denzel Jack Parsons, who is presently a director of Integral. Pursuant to the sublicense agreement, a modest annual minimum royalty payment is due from Emergent to Integral Concepts.

         On March 1, 1996, Integral acquired a 10% equity interest in Emergent from Emergent in exchange for $100,000. By an agreement dated December 10, 1997, Integral acquired an additional 70% equity interest in Emergent from Messrs. Smith and Parsons (which represented 100% of their ownership of Emergent) in exchange for 1,800,000 shares of common stock of Integral (see "Item 7. Certain Relationships and Related Transactions" below for additional details), which resulted in Integral owning 80% of Emergent. Presently, Integral owns 76.625% of Emergent, as a result of the conversion of promissory notes into shares of common stock of Emergent by non-affiliated minority shareholders of Emergent.

Product Development

         Emergent's rights to commercialize the CTHA technology are limited to government and/or military applications worldwide. While several U.S. governmental agencies and military contractors have been testing prototypes of the CTHA for various applications, the time delays caused by the requirement to comply with governmental and military specifications and procedures have been significant, and there is no way for Integral to predict when or if revenue will be realized. There is also the possibility that additional research and development will be required.

         Presently, Integral is not pursuing further development of CTHA technology and is focusing its research and development resources on other antenna technologies.

                          INTEGRAL VISION SYSTEMS INC.

Company Background

         Integral Vision Systems Inc. ("Integral Vision") was incorporated in the State of West Virginia on January 20, 1994, for the purpose of researching, developing and commercializing Color Machine Vision technology, which is described below.

         The Color Machine Vision technology was created at the Center for Industrial Research Applications ("CIRA"), a research center run by West Virginia University Research Corporation ("WVURC"), which is a subsidiary of West Virginia University ("WVU"). This technology was developed by students at WVU under the direction of Dr. James Smith, who is a Director of CIRA and a professor at WVU and was also a co-founder of Integral. The exclusive rights to commercialize this technology was licensed by WVURC to a private company called Integral Concepts, Inc., which is wholly owned by Dr. Smith. On February 5, 1994, Integral Concepts sublicensed the exclusive, worldwide (excluding Canada) rights to commercialize this technology to Integral Vision, which was at that time owned by Mr. Smith and two other persons. Pursuant to the sublicense agreement, a modest annual minimum royalty payment is due from Integral Vision to Integral Concepts.

         In March 1997, Integral acquired a 100% equity interest in Integral Vision from Dr. Smith and two other persons in exchange for 100,000 shares of common stock of Integral (see "Item 7. Certain Relationships and Related Transactions" below for additional details).

A. 3D MACHINE VISION COLORIMETRY (ENSURES COLOR QUALITY CONTROL IN A MANUFACTURING ENVIRONMENT).

         Originally licensed to Integral Concepts from WVU on January 19, 1993, all worldwide (excluding Canada) commercialization rights to the 3D machine vision colorimetry technology were sub-licensed to Integral Vision on February 15, 1994.

Development and Proprietary Rights

         The 3D Machine Vision Colorimetry technology is protected by US patent number 5,485,429 issued on February 27, 1996.

Product Description

         The 3D Color Machine Vision is a system whereby computers can be given "eyesight" to look for specific physical events or characteristics. For instance, the system can be programmed to detect color inconsistencies, or to detect optical inconsistencies in glass and plastic manufacturing processes. In addition, the system uses extremely sophisticated pattern detection and analysis, which can be used to find camouflaged shapes and patterns. The unit is a combination of generic hardware (mini-lasers and computer processors) and proprietary software. The scanning and analysis process is patented.

The Market

This technology is intended to be used to ensure the color consistency of any products that comes off a production line.

Commercialization Objective

Management believes that additional research and development will be required before the 3D Color Machine Vision Technology will be ready for commercialization. Currently Integral is directing minimal resources on this technology due to Integral's financial situation and limited resources, but is seeking strategic partners who would be interested in financing the commercialization of this technology.

Competitive Comparison

         Examples of existing machine vision products include photoelectric counters, laser measurement systems, and product speed calibration systems. Management believes that none of these systems have the ability to perform qualitative analysis on the objects in real time.

The color machine vision market is segmented along two lines:

         o Spectrophotometers - devices which measure the ratio of reflected light to incident light for one or many wavelengths in the visible spectrum; but work only on flat surfaces.

         o Human observers - still the preferred method despite obvious shortcomings.


B. 2D COLOR MACHINE VISION (COUNTERFEIT CURRENCY/DOCUMENT DETECTION)

Development and Proprietary Rights

         Originally licensed to Integral Concepts from WVU, on January 19, 1993, all worldwide (excluding Canada) commercialization rights were sub-licensed to Integral on February 15, 1994.

Product Description

         The 2D Color Machine Vision system is a small, laser-based computerized device which can be programmed to scan and validate printed documents, including currencies, passports, tickets, and other secure or valuable documents. The unique algorithms employed by the system make it possible to even allow for wear and tear and fading. The entire device can be produced in a package roughly the size of a credit card swipe unit. Scan rates of up to 1 per second have been achieved in early prototypes; speeds of 10 per second are thought possible within a year. The unit is a combination of generic hardware (mini-lasers and computer processors) and proprietary software.

The Market

         This device employs spectral analysis and sophisticated numerical algorithms. As a digital device, Integral's counterfeit detector can be programmed and reprogrammed to change its processes.

Commercialization Objective

         Management believes that additional research and development will be required before the 2D Color Machine Vision Technology will be ready for commercialization. Currently Integral is directing minimal resources on this technology due to Integral's financial situation and limited resources, but is seeking strategic partners who would be interested in financing the commercialization of this technology.

Competitive Comparison

     Currently available counterfeit detection instruments fall into these broad categories:

o        Chemical agents which react with the paper

o Devices which identify specific ink taggants (additives), usually metallic

o        Devices which identify magnetic elements in the printed document

         Integral's device relies on patented sophisticated spectral analysis processes. The unit can be programmed to analyze any printed document. A multi-function system is planned which would allow a single scanner to be used for multiple currency and documents.

Technology Under License Directly By Integral

         Integral has directly (rather than through subsidiaries) acquired the rights to commercialize the RF Plasma Ignition System technology, which is described below. This technology was created at the Center for Industrial Research Applications ("CIRA"), a research center run by West Virginia University Research Corporation ("WVURC"), which is a subsidiary of West Virginia University ("WVU"). This technology was developed by students at WVU under the direction of Dr. James Smith, who is a Director of CIRA and a professor at WVU and was also a co-founder of Integral. The exclusive rights to commercialize this technology were licensed by WVURC to a private company called Integral Concepts, Inc., which is wholly owned by Dr. Smith. On February 15, 1996, Integral Concepts sublicensed the exclusive, worldwide rights to commercialize these technologies to Integral. Pursuant to the sublicense agreements, a modest annual minimum royalty payment is due from Integral Vision to Integral Concepts.


                   RF PLASMA IGNITION SYSTEM (NEW SPARK PLUG)

         Originally licensed to Integral Concepts from WVU on April 12, 1994, all worldwide commercialization rights to the RF Plasma Injection System were sub-licensed to Integral on February 15, 1996.

Development and Proprietary Rights

         The RF Plasma Injection System technology is protected by US patent number 5,361,737 issued on November 8, 1994.

Product Description

         Using a patented process, microwave radio frequency emissions create a plasma at the end of the emitter. A plasma is a small cloud of ions. It appears to the eye as an electrical flame. The size of the plasma is in relation to the power applied and the size of the emitter. The plasma can be created instantaneously, or held for a sustained period and can be produced in mid-air, in a combustion cylinder, a smokestack, etc.

The Market

         In the opinion of management, the technology could offer an alternative to conventional sparkplugs used in combustion engines. The emitter would be manufactured to resemble the structure of a conventional spark plug. The conventional electronic ignition system would be modified to activate the RF-generation system, which would then send energy to the emitters.

         The technology can also be used to produce and sustain a large plasma area. Such large plasmas can be used for electronics cleaning, smokestack scrubbing operations, and other industrial applications.

Commercialization Objective

         Management believes that additional research and development will be required before the RF Plasma Ignition System will be ready for commercialization. Currently Integral is directing minimal resources on this technology due to Integral's financial situation and limited resources, but is seeking strategic partners who would be interested in financing the commercialization of this technology.

                 INVESTMENT IN CONTINENTAL DIVIDE ROBOTICS, INC.

         On July 21, 2000, Integral executed a Stock Purchase Agreement with Continental Divide Robotics, Inc. ("CDR") related to the acquisition of a minority interest in CDR. CDR has developed certain proprietary hardware and software which may be used to track individuals. The technology is currently being field-tested in the criminal justice system for the purpose of tracking parolees. Future implementations of the technology include consumer and military applications.

         Pursuant to the agreement, Integral acquired a 21% interest in CDR on June 30, 2000 for $500,000. Integral has the right to acquire up to an additional 19% interest for an additional $2,300,000 on or before December 31, 2000, of which $375,000 has been paid to date.

              INVESTMENT AGREEMENT WITH SWARTZ PRIVATE EQUITY, LLC

         On May 11, 2000 we entered into an Investment Agreement and a Registration Rights Agreement with Swartz Private Equity, LLC ("Swartz"). Pursuant to the terms of the Investment Agreement, we may, in our sole discretion and subject to certain restrictions, periodically sell ("Put") shares of Integral's common stock for up to $25,000,000 to Swartz, beginning on the effective registration of such Put shares and continuing for a period of thirty-six (36) months thereafter. The Investment Agreement allows us to choose to sell common stock to Swartz at times which we decide are advantageous. The Investment Agreement is not a debt instrument. Any Put exercised by us is the sale of common stock and not a loan.

PUT RIGHTS. An advance put notice must be delivered to Swartz at least ten business days prior to the date that we intend to sell the common stock to Swartz. The advance put notice must state the put date as well as the number of shares of common stock that we intend to put to Swartz. At our option, the notice may also state a minimum purchase price per share which cannot be greater than 80% of the closing bid price of our common stock on the date of the advance put notice.

         After the registration statement to which this prospectus relates is declared effective, the number of shares of common stock sold to Swartz in a put may not exceed the lesser of (i) the maximum put amount set forth in our Advance Put Notice; (ii) $2,000,000 worth of common stock; (iii) 15% of the aggregate reported trading volume of our common stock, excluding block trades of 20,000 or more shares of our common stock, during the 20 business days after the date of our put notice, excluding any trading days in which the common stock trades below a minimum price, if any, that we specify in our put notice; (iv) 15% of the aggregate daily reported trading volume of our common stock, excluding block trades of 20,000 or more shares of our common stock, during the 20 business days before the put date; or
(v) a number of shares that, when added to the number of shares acquired by Swartz under the investment agreement during the 31 days preceding the put date, would exceed 9.99% of our total number of shares of common stock outstanding (as calculated under Section 13(d) of the Securities Exchange Act of 1934).

PUT PRICE. The purchase price for the Put Shares will be equal to the lesser of the Market Price for such Put minus $.25 or 91% of the Market Price (lowest closing bid price for the Common Stock on the principal market during the twenty day pricing period following the date of the Put Notice), but in no event can it be less than our designated minimum put share price, if any, as set forth in the Advance Put Notice.

WARRANTS. At the time of each Put, Swartz will be issued a Purchase Warrant which will give the holder the right to purchase up to ten percent (10%) of the number of Put shares issued to Swartz in that Put. Each Purchase Warrant will be exercisable at a price equal to 110% of the Market Price for such put. Each Purchase Warrant will be immediately exercisable and will terminate on a date which is five years after the date of issuance. The terms of the Purchase Warrants allow for a non-cash exercise (so long as the shares underlying the warrants are not registered pursuant to an effective registration statement). The shares underlying the Commitment Warrants are being registered pursuant to the registration statement to which this Prospectus relates.

COMMITMENT WARRANTS. In partial consideration of the Investment Agreement, we issued warrants to Swartz (the "Commitment Warrants") to purchase 495,000 shares of our Common Stock. The Commitment Warrants are currently exercisable at the price of $1.306 per share. Each Commitment Warrant is immediately exercisable and terminates five years after the date of issuance. The shares underlying the Commitment Warrants are being registered pursuant to the registration statement to which this Prospectus relates.

SHORT SALES. Swartz and its affiliates are prohibited from engaging in short sales of our Common Stock unless they have received a Put Notice and the amount of shares involved in a short sale does not exceed the number of shares specified in the Put Notice.

CANCELLATION OF PUTS. We must cancel a particular put if between the date of the advance put notice and the last day of the pricing period:

- we discover an undisclosed material fact relevant to a shareholder's investment decision;

- the registration statement registering resales of the Common Shares becomes ineffective; or

- shares are delisted from the then primary exchange.

The pricing period for that Put shall end as of the preceding business day, and the Put shall remain effective for the shortened pricing period.

NON-USAGE FEE. If we have not put a minimum of $1,000,000 in aggregate Put Dollar Amount during any six month period of time during the term of the Investment Agreement, we will be required to pay Swartz a non-usage fee equal to the difference of $100,000 minus 10% of the aggregate Put Dollar Amount of the Put Shares put to Swartz during such six month period. In the event that we deliver a termination notice to Swartz or an automatic termination occurs, we must pay Swartz a termination fee the greater of the non-usage fee for the applicable period or the difference of $200,000 minus 10% of the aggregate Put Dollar Amount of the Put Shares put to Swartz during all Puts to such date.

SHAREHOLDER APPROVAL. We may issue more than 20% of our outstanding shares. If we become listed on the Nasdaq Small Cap Market or Nasdaq National Market, then we must get shareholder approval to issue more than 20% of our outstanding shares. Since we are currently a bulletin board company, we do not need shareholder approval.

TERMINATION OF INVESTMENT AGREEMENT. We may also terminate our right to initiate further puts or terminate the Investment Agreement by providing Swartz with notice of such intention to terminate; however, any such termination will not affect any other rights or obligations we have concerning the Investment Agreement or any related agreement.

RESTRICTIVE. During the term of the Investment Agreement and for a period of six months thereafter, we are prohibited from certain transactions. These include the issuance of any equity securities in a private transaction, or any debt in a private transaction which are convertible or exercisable into shares of Common Stock at a price based on the trading price of the Common Stock. We are also prohibited from entering into any private equity line type agreements similar to the Investment Agreement without obtaining Swartz's prior written approval.

RIGHT OF FIRST REFUSAL. Swartz has a right of first refusal to purchase equity securities offered by us in a private transaction or any debt securities in a private transaction which closes on or prior to six (6) months after the termination of the Investment Agreement.

SWARTZ'S RIGHT OF INDEMNIFICATION. We are obligated to indemnify Swartz (including their stockholders, officers, directors, employees and agents) from all liability and losses resulting from any misrepresentations or breaches we made in connection with the Investment Agreement, our Registration Rights Agreement, other related agreements or the registration statement.

         As required under the Registration Rights Agreement with Swartz, in July 2000 we filed a registration statement to register for resale shares of our common stock by Swartz and certain other selling shareholders who had similar registration rights. This registration statement was declared effective by the U.S. Securities and Exchange Commission on August 9, 2000.


Item 2.  Description of Property.

         Neither Integral nor its subsidiaries own any real property. Integral and its subsidiaries lease office space in Vancouver, B.C., Canada, Bellingham, Washington and San Jose, California.


Item 3.  Legal Proceedings.

A. Pending litigation: Integral, NextAntennas.com, Inc. (now "Antek Wireless, Inc."), Emergent Technologies Corporation and Jack Parsons are defendants in a lawsuit filed in May 2000 in the United States District Court for the Northern District of West Virginia by IAS Communications, Inc. IAS claims that, pursuant to agreement by and among IAS, Integral Concepts, Inc. and Emergent, IAS acquired the exclusive right to commercial applications of certain patented and proprietary antenna technology developed at West Virginia University and Emergent acquired exclusive rights to military applications of such technology. IAS claims that Emergent breached its agreement by pursuing commercial applications of the technology by entering into an agreement with ARINC, Inc., a multinational aerospace technology company. IAS further claims that all defendants misappropriated certain trade secrets and interfered with IAS's economic relations with ARINC, Inc. In addition, IAS claims that Jack Parsons breached certain fiduciary duties that he owed IAS due to his position as an officer and director of an IAS/Emergent joint venture.

         IAS seeks injunctive relief prohibiting the defendants from disclosing certain information related to the technology; an order requiring defendants:
(1) to account for any profits from the alleged conduct; and (2) return any proprietary materials to IAS and destroy all devices created in violation of IAS's rights. IAS also seeks a money judgment in an amount to be determined at trial, but no less than $15,000,000.

         It is the opinion of management of Integral that the claims filed by IAS have no factual basis and are groundless and frivolous. The defendants have filed answers denying IAS's claims.

B. Possible claim: a dispute exists between WVU and Integral with respect to the development work performed by WVU on the Plasma Ignition System and Counterfeit Detection Technology. The dispute in the amount of $354,244 relates to the following:

o WVU advised Integral that development work had been halted as of August 1, 1997, but continued to bill Integral for $127,442 in costs for the period August 1, 1997 to December 31, 1999;

o WVU billed Integral $226,802 for equipment related to the development work done for Integral. WVU claims that it is entitled to retain ownership of the equipment while Integral believes that title to the equipment should be transferred to Integral if Integral is to pay for the equipment; and

o To date Integral has paid $398,434 for development work to WVU, but WVU has failed to deliver required prototypes.

         Included in current liabilities is the amount of $397,296 alleged to be owing to WVU for the development of the Plasma Ignition System and the Counterfeit Detection Technology. For the reasons described above, it is the opinion of management of Integral that the balance owing to West Virginia University as reflected in these financial statements of $397,296 should be reduced by at least $354,244 (the amount in dispute), to an amount no greater than $43,052.

         No lawsuit has been filed, and Integral is engaged in negotiations with WVU. Integral intends to continue its efforts to resolve this matter without resorting to litigation unless necessary.


Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

(a) Market Information

         Neither Integral nor its subsidiaries own any real property. Integral and its subsidiaries lease office space in Vancouver, B.C., Canada, Bellingham, Washington and San Jose, California.

         There is a limited public market for the common stock of Integral which historically has traded on the NASD OTC Bulletin Board under the symbol "ITKG" where it began trading on February 27, 1997.

         The following table sets forth the range of high and low bid quotations for the Company's Common Stock on the OTC Bulletin Board for each quarter of the fiscal years ended June 30, 1999 and 2000.

  Quarter Ended         Low Bid      High Bid
------------------     ----------   ----------
September 30, 1998     $    0.25    $    0.906
December 31, 1998      $    0.125   $    0.688
March 31, 1999         $    0.141   $    0.438
June 30, 1999          $    0.25    $    0.484

September 30, 1999     $    0.234   $    0.438
December 31, 1999      $    0.34    $    1.47
March 31, 2000         $    0.687   $    8.25
June 30, 2000          $    1.50    $    5.50

         The source of this information is America Online and Yahoo! quotation services. These prices reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

(b)      Holders

         As of September 25, 2000 there were approximately 131 holders of record of the Company's Common Stock (this number does not include beneficial owners who hold shares at broker/dealers in "street-name").

(c)      Dividends

         To date, Integral has not paid any dividends on its common stock and does not expect to declare or pay any dividends on such common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, the financial condition of Integral, and other factors as deemed relevant by Integral's Board of Directors.

(d)      Recent Sales of Unregistered Securities

         Set forth below is information regarding the issuance and sales of securities of Integral without registration within the past three fiscal years.

         (a) In October 1997, Integral issued a total of 825,396 shares of its common stock at $0.7875 per share to one person who was not an affiliate of Integral, resulting in gross proceeds of $650,000. Commissions of 12% of the gross proceeds ($78,000) were paid to a placement agent. This transaction did not involve any public offering and the offering was conducted in accordance with Regulation D of the Securities Act of 1933, as amended. Integral believes that this transaction was exempt from registration under Section 504 of Regulation D.

         (b) Pursuant to an agreement and plan of reorganization between Integral and Emergent dated December 10, 1997, pursuant to which Emergent became a controlled subsidiary of Integral, two persons owning

         100% of Emergent were issued a total of 1,800,000 shares of Common Stock of Integral (valued at $619,200) in exchange for their interest in Emergent. This transaction did not involve any public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. Integral believes that the transaction was consummated in reliance on Section 4(2) and/or Section 506 of Regulation D of the Securities Act of 1933.

         (c) In August 1998, Integral issued 50,000 shares of its common stock to one person who was not an affiliate of Integral for consulting services rendered to Integral and valued at $10,000. This transaction did not involve any public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. Integral believes this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

         (d) In November 1998, Integral issued 200,000 shares to two persons who were not affiliates of Integral as compensation for services rendered, valued at $39,000. This transaction did not involve any public offering and the offering was conducted in accordance with Regulation D of the Securities Act of 1933, as amended. No sales commissions were paid. Integral believes that this transaction was exempt from registration under Section 504 of Regulation D.

         (e) In December 1998, Integral sold 200,000 shares to one person who was not an affiliate of Integral for $50,000 cash. This transaction did not involve any public offering and the offering was conducted in accordance with Regulation D of the Securities Act of 1933, as amended. No sales commissions were paid. Integral believes that this transaction was exempt from registration under Section 504 of Regulation D.

         (f) In January 1999, Integral issued and sold 1,683,788 shares of common stock to one person in consideration of a $250,000 promissory note. The promissory note was fully-secured, paid interest at the rate of 6% per annum, and was due in two years. By December 1999 the note had been pre-paid in full. This transaction did not involve any public offering and the offering was conducted in accordance with Regulation D of the Securities Act of 1933, as amended. No sales commissions were paid. Integral believes that this transaction was exempt from registration under Section 504 of Regulation D.

         (g) Between January 1999 and March 1999, Integral issued and sold Convertible Debentures totaling $600,000. A management fee of 6% ($36,000) was paid in connection with the sale of the Debentures. By July of 1999, the Debentures and all accrued interest had been converted into 4,316,212 shares of common stock. This transaction did not involve any public offering and the offering was conducted in accordance with Regulation D of the Securities Act of 1933, as amended. Integral believes that this transaction was exempt from registration under Section 504 of Regulation D.

         (h) In April 1999, Integral issued a total of 666,666 shares of its common stock, 333,333 to each of William S. Robinson and William A. Ince in consideration of management fees owing in the amount of $50,000 to each of William S. Robinson and William A. Ince. Messrs. Robinson and Ince are officers and directors of Integral and are therefore considered accredited investors under applicable securities laws. This transaction did not involve any public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. Integral believes this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

         (i) In April 1999, Integral issued a total of 150,000 shares of its common stock (valued at $15,000) jointly to two persons who were not affiliates of Integral in settlement of a litigation matter. This transaction did not involve any public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. Integral believes this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

         (j) In May 1999, Integral issued a total of 445,000 shares of its common stock to members of Integral's employee benefit and consulting services plan who exercised in April their options previously granted under the plan. The exercise price of the shares issued was between $.15 and $.25 per share, and each person paid the exercise price in cash (an aggregate of$80,500). This transaction did not involve any public offering, the securities were issued under a Plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. Integral believes that transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

         (k) In July 1999, Integral issued 50,000 shares of its common stock to one person for consulting services rendered to Integral and value at $12,500. This transaction did not involve any public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. Integral believes this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

         (l) In September 1999, Integral issued an aggregate 654,401 shares of its Series A Convertible Preferred Stock to officers and directors of Integral. William S. Robinson received 175,000 shares of Series A in lieu of $175,000 in accrued salaries through September 30, 1999 and 267,197 shares of Series A in repayment of $267,197 in loans made to Integral. William A. Ince received 175,000 shares of Series A in lieu of $175,000 in accrued salaries through September 30, 1999 and 47,213 shares of Series A in repayment of $47,213 in loans made to Integral. Messrs. Robinson and Ince are officers and directors of Integral and are therefore considered accredited investors under applicable securities laws. This transaction did not involve any public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. Integral believes this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

         (m) In November 1999, Integral issued a total of 405,000 shares of its common stock to members of Integral's employee benefit and consulting services plan who exercised in July and September 1999 their options previously granted under the plan. The exercise price of the shares issued ranged between $.15 and $.20 per share. One person paid the exercise price in the form of services rendered (valued at $11,250) and the other persons paid the exercise price in cash (an aggregate of $65,750). This transaction did not involve any public offering, the securities were issued under a Plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. Integral believes that transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

         (n) In February 2000, Integral issued 50,000 shares of its common stock pursuant to its employee benefit and consulting services plan to one person. The exercise price of the shares issued was $.15 per share, and the exercise price was paid in cash. The transaction did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. Integral believes that the transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

         (o) In February 2000, Integral issued 200,000 shares of its common stock pursuant to its employee benefit and consulting services plan to one person. The exercise price of the shares issued was $.20 per share, and the exercise price was paid in cash. The transaction did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. Integral believes that the transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

         (p) In March 2000, Integral issued 87,500 shares of its common stock pursuant to its employee benefit and consulting services plan to one person. The exercise price of the shares issued was $.23 per share, and the exercise price was paid in the form of services rendered (valued at $20,125). The transaction did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. Integral believes that the transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

         (q) In March 2000, Integral completed a private placement with 10 investors and sold 2,650,000 shares of its common stock and warrants to purchase 1,325,000 shares of its common stock at an exercise price of

         $1.80 per share. Aggregate proceeds were $3,976,325. The transaction did not involve any public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. Integral believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

         (r) In April 2000, Integral issued 287,500 shares of its common stock pursuant to its employee benefit and consulting services plan to one person. The exercise price of the shares ranged between $.15 and $.40 per share, and the exercise price was paid in the form of services rendered (valued at $65,000). The transaction did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. Integral believes that the transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

         (s) In April 2000, Integral issued 80,000 shares of its common stock pursuant to its employee benefit and consulting services plan to one person. The exercise price of the shares was $.20 per share, and the exercise price was paid in cash. The transaction did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. Integral believes that the transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

         (t) In May 2000, Integral entered into an Investment Agreement and a Registration Rights Agreement with Swartz Private Equity, LLC ("Swartz"). Pursuant to the terms of the Investment Agreement, Integral may, in its sole discretion and subject to certain restrictions, periodically sell shares of common stock to Swartz for up to $25,000,000. Integral believes that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D.

         (u) In June 2000, Integral issued 135,000 shares to two individuals in consideration for two one year promissory notes bearing an 8% interest rate. The exercise price was $.20 per share. One promissory note is in the amount of $20,000 and the other is in the amount of $7,500. These transactions did not involve any public offering, the securities were issued under a Plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. Integral believes that transaction was exempt from registration pursuant to Rule 701 of the Securities Act.


Item 6 . Management's Plan of Operation.

         The Company recorded revenues from operations for the first time in the fourth quarter of the fiscal year ended June 30, 2000 in the amount of $172,417. However, the Company is still considered a development stage company for accounting purposes. From inception on February 12, 1996 through June 30, 2000, the Company has incurred a cumulative net loss of approximately $5 million for that period.

         As a result of the commercial interest in the antenna products of the Company's subsidiary, Antek Wireless, Inc., the Company presently intends to focus substantially all of its resources on the commercialization and sales of the Antek antenna products. As a result, the Company will devote only a limited amount of its resources on the research, development and commercialization of its other technologies during the next twelve months.

         While management believes that each of the Antek antenna products is ready to be commercialized, ongoing research and development will be necessary over the next twelve months and will be focused on adapting and "fine-tuning" the antenna products for different applications and uses. The Company anticipates spending approximately $500,000 over the next twelve months on this ongoing research and development. Also, the Company has filed three provisional patent applications with the U.S. patent office for various Antek antenna products, and anticipates filing additional provisional patent applications as warranted over the next twelve months.

         The Company is not in the manufacturing business and does not expect to make any capital purchases of a manufacturing plant or significant equipment in the next twelve months. The Company will be relying on contract manufacturers to produce the antenna products.

         During the next twelve months, the Company's subsidiary, Antek, will employ additional staff in order to further enhance its management team. Additionally, it is anticipated that approximately five sales people and three administration people will be added.

         To date, the Company has relied on loans from management and management's ability to raise capital through debt and equity private placement financings to fund its operations. During the fiscal year ended June 30, 2000, the Company completed the following financing transactions:

         1. During the quarter ended March 31, 2000, the Company completed a private placement of common stock and common stock purchase warrants which resulted in aggregate cash proceeds to the Company of nearly $4 million.

         2. In May 2000, the Company entered into an Investment Agreement and a Registration Rights Agreement with Swartz Private Equity, LLC ("Swartz"). Pursuant to the terms of the Investment Agreement, the Company may, in its sole discretion and subject to certain restrictions, periodically sell ("Put") shares of common stock to Swartz for up to $25,000,000. On September 26, 2000, the Company Put 300,000 shares to Swartz. Pursuant to the terms of the Investment Agreement, the Put share price will be determined and paid to the Company twenty business days after the date of the Put. The terms of the Investment Agreement are more fully described in Item 1 (Description of Business) under the subsection entitled "Investment Agreement with Swartz Private Equity, LLC."

                  As required under the Registration Rights Agreement with Swartz, in July 2000 the Company filed a registration statement to register for resale shares of common stock by Swartz and certain other selling shareholders who had similar registration rights. This registration statement was declared effective by the U.S. Securities and Exchange Commission on August 9, 2000.

         As a result of these recent financing transactions, management believes that the Company will have adequate financial resources to fund its operations over the next twelve months.


Item 7.  Financial Statements and Supplementary Data.

         The information required by Item 7 and an index thereto commences on page F-1, which pages follow this page.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999
                                 (U.S. DOLLARS)





INDEX                                                                      PAGE
-----                                                                      ----
Report of Independent Accountants                                          F-2

Financial Statements

Consolidated Balance Sheets                                                F-3

Consolidated Statements of Operations                                      F-4

Consolidated Statements of Stockholders' Equity (Deficiency)            F-5 - F-6

Consolidated Statements of Cash Flows                                      F-7

Notes to Consolidated Financial Statements                              F-8 - F-21

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE DIRECTORS AND SHAREHOLDERS OF
INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

We have audited the accompanying consolidated balance sheets of Integral Technologies, Inc. (A Development Stage Company) as of June 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years ended June 30, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at June 30, 2000 and 1999 and the consolidated results of their operations and cash flows for each of the years ended June 30, 2000, 1999 and 1998 in conformity with generally accepted accounting principles in the United States.

The financial statements of the Company for the period from February 12, 1996 (inception) through June 30, 1996 were audited by other auditors. We have compiled the cumulative amounts for the period from February 12, 1996 (inception) to June 30, 2000 from audited financial statements for the period from February 12, 1996 (inception) to June 30, 1997 and the audited consolidated financial statements for the years ended June 30, 2000, 1999 and 1998.



"Pannell Kerr Forster"

Chartered Accountants

Vancouver, Canada
September 6, 2000

See notes to consolidated financial statements.

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2000 AND 1999
                                 (U.S. DOLLARS)


                                                                              2000             1999
                                                                          -----------       ----------
ASSETS

CURRENT
  Cash                                                                     $2,908,700             $647
  Accounts receivable                                                          75,641                0
  Inventory                                                                    25,000                0
  Prepaid expenses                                                              5,395                0
                                                                           ----------       ----------
TOTAL CURRENT ASSETS                                                        3,014,736              647
PROPERTY AND EQUIPMENT (note 4)                                                41,580           42,238
LICENSE AGREEMENTS AND INTANGIBLES (notes 3(a), 5(a) and 13(b))             1,462,781        1,622,928
INVESTMENTS (note 3(b))                                                       300,000                0
                                                                           ----------       ----------
TOTAL ASSETS                                                               $4,819,097       $1,665,813
                                                                           ==========       ==========
LIABILITIES

CURRENT
  Accounts payable and accruals (note 10)                                    $372,441         $544,511
  Due to West Virginia University Research Corporation (note 13(a))           397,296          397,296
  Customer deposits                                                            13,232                0
  Short-term loan (note 6)                                                     45,000                0
  Due to minority interest (note 3(a))                                              0           79,412
                                                                           ----------       ----------
TOTAL CURRENT LIABILITIES                                                     827,969        1,021,219
LONG-TERM DEBT (note 7)                                                             0          376,170
                                                                           ----------       ----------
TOTAL LIABILITIES                                                             827,969        1,397,389
                                                                           ----------       ----------
CONTINGENCIES (note 13)

STOCKHOLDERS' EQUITY (DEFICIENCY) (note 8)

PREFERRED STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  20,000,000   Shares authorized
        664,410   (1999 - Nil) issued and outstanding (note 8(f))             664,410                0
COMMON STOCK AND PAID IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  50,000,000      Shares authorized
  26,032,062      (1999 - 22,087,067) issued and outstanding                8,384,781        4,016,267
PROMISSORY NOTES RECEIVABLE (note 8(f))                                      (58,500)        (284,068)
OTHER COMPREHENSIVE INCOME                                                     46,293           44,679
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                          (5,045,856)      (3,508,454)
                                                                           ----------       ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                     3,991,128          268,424
                                                                           ----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)                    $4,819,097       $1,665,813
                                                                           ==========       ==========



                                      F-3
See notes to consolidated financial statements.

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   YEARS ENDED JUNE 30, 2000, 1999 AND 1998 AND PERIOD FROM FEBRUARY 12, 1996
                       (INCEPTION) THROUGH JUNE 30, 2000
                                 (U.S. DOLLARS)

                                                                                                         PERIOD FROM
                                                                                                         FEBRUARY 12,
                                                                                                             1996
                                           YEAR ENDED           YEAR ENDED           YEAR ENDED          (INCEPTION)
                                            JUNE 30,             JUNE 30,             JUNE 30,             THROUGH
                                              2000                 1999                 1998            JUNE 30, 2000
                                          ------------         ------------         ------------        -------------
REVENUE                                   $    172,417         $          0         $          0         $    172,417
COST OF SALES                                  197,188                    0                    0              197,188
                                          ------------         ------------         ------------         ------------
                                               (24,771)                   0                    0              (24,771)
                                          ------------         ------------         ------------         ------------
EXPENSES
  Salaries                                     454,630              280,600              233,759              968,989
  Consulting                                   282,426              214,068              233,317              895,421
  Legal and accounting                         217,336              106,051               79,091              465,237
  Research and development                     155,250               64,521              258,384            1,063,364
  General and administrative                    94,679               20,656               54,284              236,016
  Travel and entertainment                      86,259               34,085               93,043              353,649
  Rent                                          44,746               18,905               26,095              114,100
  Telephone                                     44,468               26,341               42,319              148,397
  Advertising                                   24,455                7,615               39,885              108,586
  Bank charges and interest, net                13,932               55,760               41,385              150,275
  Bad debts                                      2,568                    0                    0                2,568
  Interest on beneficial
    conversion feature (note 12)                     0              566,456                    0              566,456
  Write-down of license and
    operating assets                                 0                    0              424,654              424,654
  Depreciation and amortization                 91,882                8,963               14,000              126,216
                                          ------------         ------------         ------------         ------------
                                             1,512,631            1,404,021            1,540,216            5,623,928
                                          ------------         ------------         ------------         ------------
LOSS BEFORE EXTRAORDINARY ITEM              (1,537,402)          (1,404,021)          (1,540,216)          (5,648,699)
EXTRAORDINARY ITEM
  Cancellation of debt (note 7(b))                   0                    0              602,843              602,843
                                          ------------         ------------         ------------         ------------
NET LOSS FOR PERIOD                       $ (1,537,402)        $ (1,404,021)        $   (937,373)        $ (5,045,856)
                                          ============         ============         ============         ============
LOSS PER COMMON SHARE
  BEFORE EXTRAORDINARY ITEM               $      (0.07)        $      (0.08)        $      (0.12)
EXTRAORDINARY ITEM PER COMMON
  SHARE                                           0.00                 0.00                 0.05
                                          ------------         ------------         ------------
NET LOSS PER COMMON SHARE                 $      (0.07)        $      (0.08)        $      (0.07)
                                          ============         ============         ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                 23,133,541           17,285,785           12,343,346
                                          ============         ============         ============

See notes to consolidated financial statements

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
   YEARS ENDED JUNE 30, 2000, 1999 AND 1998 AND PERIOD FROM FEBRUARY 12, 1996
                       (INCEPTION) THROUGH JUNE 30, 1997
                                 (U.S. DOLLARS)

                                                        COMMON                         PREFERRED
                                                       STOCK AND                       STOCK AND
                                      SHARES OF         PAID-IN       SHARES OF         PAID-IN
                                       COMMON           CAPITAL        PREFERRED        CAPITAL           PROMISSORY
                                        STOCK           IN EXCESS        STOCK         IN EXCESS            NOTES
                                       ISSUED            OF PAR          ISSUED          OF PAR           RECEIVABLE
                                      ---------        -----------     ---------       -----------        -----------
SHARES ISSUED FOR
  Cash                                1,000,000        $    10,000            0        $         0        $         0
  Property and equipment
    (to officers and
    directors)                        1,500,000             15,000            0                  0                  0
  Services (provided by
    officers and directors)           2,000,000             20,000            0                  0                  0
  Services                            1,500,000             15,000            0                  0                  0
Foreign currency translation                  0                  0            0                  0                  0
Net loss for year                             0                  0            0                  0                  0
                                    -----------         -----------    --------        -----------        -----------
BALANCE, JUNE 30, 1996                6,000,000             60,000            0                  0                  0
SHARES ISSUED FOR
  Cash                                5,086,000            865,514            0                  0                  0
  Share issue costs                           0            (48,920)           0                  0                  0
  Services                              564,000             63,036            0                  0                  0
  Acquisition of subsidiary             100,000            275,000            0                  0                  0
Foreign currency translation                  0                  0            0                  0                  0
Net loss for year                             0                  0            0                  0                  0
                                    -----------         -----------    --------        -----------        -----------
BALANCE, JUNE 30, 1997               11,750,000          1,214,630            0                  0                  0
SHARES ISSUED FOR
  Cash                                  825,396            650,000            0                  0                  0
  Share issue costs                           0            (78,000)           0                  0                  0
Foreign currency translation                  0                  0            0                  0                  0
Net loss for year                             0                  0            0                  0                  0
                                    -----------         -----------    --------        -----------        -----------
JUNE 30, 1998                        12,575,396          1,786,630            0                  0                  0
                                    -----------         -----------    --------        -----------        -----------




                                                         DEFICIT
                                                       ACCUMULATED
                                      OTHER             DURING THE              TOTAL
                                  COMPREHENSIVE         DEVELOPMENT         STOCKHOLDERS'
                                     INCOME                STAGE               EQUITY
                                  -------------        ------------         -------------
SHARES ISSUED FOR
  Cash                              $         0         $         0         $    10,000
  Property and equipment
    (to officers and
    directors)                                0                   0              15,000
  Services (provided by
    officers and directors)                   0                   0              20,000
  Services                                    0                   0              15,000
Foreign currency translation             (1,226)                  0              (1,226)
Net loss for year                             0            (344,843)           (344,843)
                                    -----------         -----------         -----------
BALANCE, JUNE 30, 1996                   (1,226)           (344,843)           (286,069)
SHARES ISSUED FOR

  Cash                                        0                   0             865,514
  Share issue costs                           0                   0             (48,920)
  Services                                    0                   0              63,036
  Acquisition of subsidiary                   0                   0             275,000
Foreign currency translation             12,601                   0              12,601
Net loss for year                             0            (822,217)           (822,217)
                                    -----------         -----------         -----------
BALANCE, JUNE 30, 1997                   11,375          (1,167,060)             58,945
SHARES ISSUED FOR

  Cash                                        0                   0             650,000
  Share issue costs                           0                   0             (78,000)
Foreign currency translation             24,860                   0              24,860
Net loss for year                             0            (937,373)           (937,373)
                                    -----------         -----------         -----------
JUNE 30, 1998                            36,235          (2,104,433)           (281,568)
                                    -----------         -----------         -----------

See notes to consolidated financial statements.

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
   YEARS ENDED JUNE 30, 2000, 1999 AND 1998 AND PERIOD FROM FEBRUARY 12, 1996
                       (INCEPTION) THROUGH JUNE 30, 1997
                                 (U.S. DOLLARS)

                                                         COMMON                          PREFERRED
                                                       STOCK AND                         STOCK AND
                                        SHARES OF       PAID-IN          SHARES OF        PAID-IN
                                         COMMON         CAPITAL          PREFERRED        CAPITAL
                                          STOCK        IN EXCESS           STOCK         IN EXCESS
                                         ISSUED          OF PAR            ISSUED          OF PAR
                                       ----------     -----------        ---------       ---------
BALANCE, JUNE 30, 1998                 12,575,396     $ 1,786,630                0        $      0

SHARES ISSUED FOR
  Cash                                    200,000          50,000                0               0
  Exercise of stock options               445,000          80,500                0               0
  Promissory note                       1,683,789         252,568                0               0
  Settlement of lawsuit                   150,000          15,000                0               0
  Services (provided by
    officers and directors)               666,666         100,000                0               0
  Share issue costs                             0        (100,500)               0               0
  Services                                250,000          50,000                0               0
  Conversion of convertible
    debentures (note 7(a))              3,869,120         525,813                0               0
  Acquisition of subsidiary             1,800,000         619,200                0               0
  Held in escrow (note 7(a))              447,091               0                0               0
  Stock option benefit                          0          70,600                0               0
  Beneficial conversion feature                 0         566,456                0               0
Foreign currency translation                    0               0                0               0
Net loss for year                               0               0                0               0
                                       ----------      ----------             ----        --------
BALANCE JUNE 30, 1999                  22,087,062       4,016,267                0               0
SHARES ISSUED FOR

  Cash on private placement             2,650,000       3,975,000                0               0
  Exercise of options                   1,245,000         256,700                0               0
  Release from escrow (note 7(a))               0          75,558                0               0
  Services                                 50,000          13,000                0               0
On settlement of debt                           0               0          664,410         664,410
Stock option benefit                            0          48,256                0               0
Promissory note repayment                       0               0                0               0
Foreign currency translation                    0               0                0               0
Net loss for year                               0               0                0               0
                                       ----------      ----------             ----        --------
BALANCE, JUNE 30, 2000                 26,032,062     $ 8,384,781          664,410     $   664,410
                                       ----------      ----------             ----        --------


                                                                      DEFICIT
                                                                    ACCUMULATED
                                    PROMISSORY         OTHER         DURING THE         TOTAL
                                      NOTES        COMPREHENSIVE    DEVELOPMENT     STOCKHOLDERS'
                                    RECEIVABLE         INCOME          STAGE           EQUITY
                                   -----------     -------------    -----------     -------------

BALANCE, JUNE 30, 1998             $         0      $    36,235     $(2,104,433)     $  (281,568)

SHARES ISSUED FOR
  Cash                                       0                0               0           50,000
  Exercise of stock options                  0                0               0           80,500
  Promissory note                     (284,068)               0               0          (31,500)
  Settlement of lawsuit                      0                0               0           15,000
  Services (provided by
    officers and directors)                  0                0               0          100,000
  Share issue costs                          0                0               0         (100,500)
  Services                                   0                0               0           50,000
  Conversion of convertible
    debentures (note 7(a))                   0                0               0          525,813
  Acquisition of subsidiary                  0                0               0          619,200
  Held in escrow (note 7(a))                 0                0               0                0
  Stock option benefit                       0                0               0           70,600
  Beneficial conversion feature              0                0               0          566,456
Foreign currency translation                 0            8,444               0            8,444
Net loss for year                            0                0      (1,404,021)      (1,404,021)
                                    ----------      -----------     -----------      -----------
BALANCE JUNE 30, 1999                 (284,068)          44,679      (3,508,454)         268,424
SHARES ISSUED FOR

  Cash on private placement                  0                0               0        3,975,000
  Exercise of options                        0                0               0          256,700
  Release from escrow (note 7(a))            0                0               0           75,558
  Services                                   0                0               0           13,000
On settlement of debt                        0                0               0          664,410
Stock option benefit                         0                0               0           48,256
Promissory note repayment              225,568                0               0          225,568
Foreign currency translation                 0            1,614               0            1,614
Net loss for year                            0                0      (1,537,402)      (1,537,402)
                                   -----------      -----------     -----------      -----------
BALANCE, JUNE 30, 2000             $   (58,500)     $    46,293     $(5,045,856)     $ 3,991,128
                                   -----------      -----------     -----------      -----------

See notes to consolidated financial statements.

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
   YEARS ENDED JUNE 30, 2000, 1999 AND 1998 AND PERIOD FROM FEBRUARY 12, 1996
                       (INCEPTION) THROUGH JUNE 30, 2000
                                 (U.S. DOLLARS)


                                                                                                       PERIOD FROM
                                                                                                       FEBRUARY 12,
                                                                                                           1996
                                                    YEAR ENDED        YEAR ENDED      YEAR ENDED       (INCEPTION)
                                                     JUNE 30,          JUNE 30,         JUNE 30,         THROUGH
                                                       2000              1999             1998        JUNE 30, 2000
                                                    -----------      -----------      -----------     -------------
OPERATING ACTIVITIES
    Net loss                                        $(1,537,402)     $(1,404,021)     $  (937,373)     $(5,045,856)
    Adjustments to reconcile net loss to
    net cash used in operating activities
      Extraordinary item                                      0                0         (602,843)        (602,843)
     Consulting services and financing fees             113,683          150,000                0          361,719
     Depreciation and amortization                      104,388           13,466           14,000          143,225
     Stock option compensation benefit                   48,256           70,600                0          118,856
     Interest on beneficial conversion                        0          566,456                0          566,456
     Settlement of lawsuit                                    0           15,000                0           15,000
     Write-down of license and operating assets               0                0          424,654          424,654
   Changes in non-cash working capital
     Due from affiliated company                              0                0         (112,922)        (116,000)
     Notes and accounts receivable                      176,926         (284,068)               0         (107,142)
     Inventory                                          (25,000)               0                0          (25,000)
     Prepaid expenses                                    (5,395)               0                0           (5,395)
     Deferred revenue                                    13,232                0                0           13,232
     Other                                                    0                0              757           (2,609)
     Accounts payable and accruals                      236,171          217,967          208,737          780,682
     Due to West Virginia University
       Research Corporation                                   0                0          157,384          397,296
     Due to affiliated companies                              0                0          (50,000)               0
     Due to officers and directors                            0          (33,229)          23,229                0
                                                    -----------      -----------      -----------     ------------
NET CASH USED BY OPERATING ACTIVITIES                  (875,141)        (687,829)        (874,377)      (3,083,725)
                                                    -----------      -----------      -----------     ------------
INVESTING ACTIVITIES
   Purchase of property, equipment and
      intangibles assets                                (22,995)         (33,908)               0         (134,534)
    Assets acquired and liabilities assumed
     on purchase of subsidiary                                0         (129,474)               0         (129,474)
   Investment in and advances to affiliated
      companies                                        (300,000)               0                0       (1,050,000)
    License agreements                                        0                0                0         (124,835)
                                                    -----------      -----------      -----------     ------------
NET CASH USED BY INVESTING ACTIVITIES                  (322,995)        (163,382)               0       (1,438,843)
                                                    -----------      -----------      -----------     ------------
FINANCING ACTIVITIES

    Advances from stockholders                                0           79,412          240,705        1,078,284
    Repayments to stockholders                                0          (94,046)               0          (94,046)
    Liability to issue common stock                           0          (25,000)          25,000                0
    Proceeds from issuance of common stock            4,104,575          383,068          650,000        6,028,157
    Proceeds from convertible debentures                      0          600,000                0          600,000
    Share issue costs                                         0         (100,500)         (78,000)        (227,420)
                                                    -----------      -----------      -----------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             4,104,575          842,934          837,705        7,384,975
                                                    -----------      -----------      -----------     ------------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH            1,614            8,444           24,860           46,293
                                                    -----------      -----------      -----------     ------------
INCREASE (DECREASE) IN CASH                           2,908,053              167          (11,812)       2,908,700
CASH, BEGINNING OF PERIOD                                   647              480           12,292                0
                                                    -----------      -----------      -----------     ------------
CASH, END OF PERIOD                                 $ 2,908,700      $       647      $       480      $ 2,908,700
                                                    ===========      ===========      ===========     ============

                   Supplemental cash flow information (note 9)

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   YEARS ENDED JUNE 30, 2000, 1999 AND 1998 AND PERIOD FROM FEBRUARY 12, 1996
                       (INCEPTION) THROUGH JUNE 30, 2000
                                 (U.S. DOLLARS)



1. INCORPORATION AND NATURE OF OPERATIONS

         The Company was incorporated under the laws of the State of Nevada on February 12, 1996 and has its head office in Bellingham, Washington, U.S.A. The Company is in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. The Company is in the business of researching, developing and commercializing various technologies directly and through its three subsidiaries.

         To June 30, 2000, the Company directly and through its subsidiaries, has expended its resources on the research and development of four types of technologies:

         (a)      Antennas;

         (b)      Three Dimensional ("3D") Color Machine Vision;

         (c) Two Dimensional ("2D") Color Machine Vision (Counterfeit Currency/Document Detection); and

         (d)      RF Plasma Ignition System (New Spark Plug).

         Through two of its subsidiaries, Antek Wireless, Inc. ("Antek") (formerly NextAntennas.com, Inc.) and Emergent Technologies Corporation ("ETC"), the Company has been researching and developing six new antenna technologies.

         Through a third subsidiary, Integral Vision Systems, Inc. ("IVSI"), the Company has been researching and developing the 3D and 2D Color Machine Vision technology.

         The Company has been directly researching and developing the RF Plasma Ignition System technology.

2. SIGNIFICANT ACCOUNTING POLICIES

         (a)      Principles of consolidation

                  These financial statements include the accounts of Integral Technologies, Inc. (a development stage company), its wholly-owned subsidiaries, IVSI (a development stage company) and Antek (a development stage company) and its 76.625% owned subsidiary ETC (a development stage company). All intercompany balances and transactions have been eliminated.

         (b)      Inventories

                  Inventories are stated at the lower of cost and market. Cost is determined using the first-in-first-out method.

         (c)      Depreciation and amortization

                  Depreciation and amortization are provided using the straight-line method based on the following estimated useful lives:

                         Machinery, furniture and equipment        -   5 Years
                         Computer hardware and software            -   5 Years

                  The Company reviews long-term assets to determine if the carrying amount is recoverable based on the estimate of future cash flow expected to result from the use of the asset and its eventual disposition. If in this determination there is an apparent shortfall, the loss will be recognized as a current charge to operations.

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   YEARS ENDED JUNE 30, 2000, 1999 AND 1998 AND PERIOD FROM FEBRUARY 12, 1996
                       (INCEPTION) THROUGH JUNE 30, 2000
                                 (U.S. DOLLARS)


2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (d)      Loss per share

                  Loss per share computations are based on the weighted average number of common shares outstanding during the period. Common share equivalents consisting of stock options are not considered in the computation because their effect would be anti-dilutive.

         (e)      Stock issued in exchange for services

                  The valuation of the common stock issued in exchange for services is valued at an estimated fair market value as determined by officers and directors of the Company based upon other sales and issuances of the Company's common stock within the same general time period.

         (f)      Revenue recognition

                  As the Company is continuing development of its technologies, no significant revenues have been earned to date. The Company recognizes revenues at the time of delivery of the product to the customers.

         (g)      Foreign currency translation

                  Amounts recorded in foreign currency are translated into United States dollars as follows:

                  (i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date; and,

                  (ii) Revenues and expenses, at the average rate of exchange for the year.

                  Gains and losses arising from this translation of foreign currency are excluded from net loss for the period and accumulated as a separate component of shareholders' equity (deficiency).

         (h)      License agreements and intangibles

                  The Company is in the development stage with respect to the technologies acquired pursuant to the license agreements. At such time as commercial production commences, those costs will be charged to operations using the straight-line method over a 20 year period. When there is little prospect of further development of the technology by the Company, the costs of that license agreement will be charged to operations.

         (i)      Research and development

                  Research and development expenditures are charged to operations as incurred.

         (j)      Use of estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   YEARS ENDED JUNE 30, 2000, 1999 AND 1998 AND PERIOD FROM FEBRUARY 12, 1996
                       (INCEPTION) THROUGH JUNE 30, 2000
                                 (U.S. DOLLARS)


2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

         (k)      Financial instruments

                  The Company's financial instruments include cash, accounts receivable, promissory notes receivable, investments, accounts payable and accruals, due to West Virginia University Research Corporation, short-term loan and long-term debt. Unless otherwise noted, in the opinion of management, the carrying value of these financial instruments approximates their fair market values and the Company is not exposed to significant credit, interest or currency risk.

         (l)      Income taxes

                  The Company uses the asset and liability approach in its method of accounting for income taxes which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance against deferred tax assets is recorded if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

         (m)      Stock based compensation

                  The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock option plans. Compensation expense is recorded when options are granted to management at discounts to market.

         (n)      Interest on beneficial conversion

                  The beneficial conversion features relating to the 2% convertible debenture (note 7) and promissory note are accounted for as interest. This policy conforms to the accounting for these transactions announced by the SEC staff in March, 1997.

         (o)      Recent accounting pronouncements

                  (i) In June 1999, the Financial Accounting Standards Board ("FASB") issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This statement defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to fiscal years beginning after June 15, 2000, although early adoption is encouraged. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. It requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will effect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. The Company will adopt this standard as of July 1, 2000. Management does not expect the adoption to have a material effect on the Company's results of operations; however, the effect on the Company's financial position depends on the fair values of the Company's derivatives and related financial instruments at the date of adoption.

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   YEARS ENDED JUNE 30, 2000, 1999 AND 1998 AND PERIOD FROM FEBRUARY 12, 1996
                       (INCEPTION) THROUGH JUNE 30, 2000
                                 (U.S. DOLLARS)



2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  (ii) In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. The Company believes the adoption of SAB 101 will not have a material impact on the Company's financial position and results of operations.

                  (iii) In March 2000 the Financial Accounting Standards Board issued "Interpretation #44, Accounting for Certain Transactions Involving Stock Compensation". Among other issues, this interpretation clarifies:

                           (a) The definition of employee for purposes of applying APB Opinion No. 25.

                           (b) The criteria for determining whether a plan qualifies as a noncompensatory plan.

                           (c) The accounting consequence of various modifications of the terms of a previously fixed stock option award, and

                           (d) The accounting for an exchange of stock compensation awards in a business combination.

                           In relation to (c) the interpretation states, "if the exercise price of a fixed stock option award is reduced, the award shall be accounted for as a variable from the date of the modification to the date the award is exercised, is forfeited, or expired unexercised, the exercise price of an option award has been reduced if the fair value of the consideration required to be remitted pursuant to the award's original terms."

                           The interpretation is generally effective July 1, 2000 and the Company may incur additional compensation expense in fiscal 2001.

3. ACQUISITIONS

         (a) In September 1996, the Company entered into a letter agreement to acquire a 10% interest in ETC (a development stage company) from two related parties of the Company for consideration of $100,000. The Company had an option to acquire the remaining 90% interest in ETC by issuing 1,800,000 shares of common stock of the Company and by funding ETC's research and development of the Contrawound Toroidal Helical Antenna for government and military applications (note 1) to a minimum of $1,200,000 (of which the Company advanced a total of $650,000). The Company issued 1,800,000 shares which at the 1998 year-end were held by ETC's attorney in escrow subject to the closing of the final agreement (which was closed March 11, 1999). The shares were released from escrow and are recorded in these financial statements at $0.344 per share, the closing market trading price on the NASD market on March 11, 1999. The 1,800,000 shares and the $650,000 advanced entitles the Company to a further 70% interest in ETC.

                  During the year ended June 30, 1999, third party investors contributed $470,588 in cash for a 20% interest in ETC. The same investors contributed a further $79,412 which they converted into common stock of ETC during the year ended June 30, 2000. This amount was recorded as due to minority interest at June 30, 1999. This transaction diluted the Company's ownership interest in ETC to 76.625%. No gain or loss was recorded on the transaction. Any change resulting from this transaction was recorded as an adjustment to the cost of license.

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   YEARS ENDED JUNE 30, 2000, 1999 AND 1998 AND PERIOD FROM FEBRUARY 12, 1996
                       (INCEPTION) THROUGH JUNE 30, 2000
                                 (U.S. DOLLARS)



3. ACQUISITIONS (Continued)

         (b) During the year ended June 30, 2000 the Company entered into a stock purchase agreement with Continental Divide Robotics, Inc. ("CDRI"), whereby the Company will acquire a total of 17,610 shares in common stock of CDRI representing a 30% ownership interest. Consideration for this acquisition is as follows:

                  (i) Upon payment of $500,000 issuance of 8,407 shares. As at June 30, 2000 the Company had paid $300,000, subsequent to June 30, 2000 the Company paid the additional $200,000 and obtained the 8,407 shares of CDRI.

                  (ii) On or before December 31, 2000 the Company will subscribe for the right to purchase an additional 9,203 shares for total consideration of $2,300,000 payable on or before December 31, 2000. A minimum of $750,000 of this amount is payable in monthly instalments of $125,000 starting August 15, 2000 through December 15, 2000, the balance due December 31, 2000. For each cash payment of $125,000 the Company will receive 500 shares of CDRI (the August 15, 2000 payment was paid).

4. PROPERTY AND EQUIPMENT

                                                     2000                       1999
                                                     ----                       ----
                                                  ACCUMULATED
                                                  AMORTIZATION
                                                      AND
                                          COST    DEPRECIATION     NET          NET
                                       --------   ------------   --------     --------
Machinery, furniture and equipment     $ 79,577     $ 42,187     $ 37,390     $ 33,949
Computer hardware and software           21,419       17,229        4,190        8,289
                                       --------    ---------     --------     --------
                                       $100,996     $ 63,083     $ 41,580     $ 42,238
                                       ========    =========     ========     ========

5. LICENSE AGREEMENTS

         (a)      Toroidal Helical Antenna

                  ETC was formed to develop, commercialize, market and manufacture certain proprietary Toroidal Helical Antenna Technology ("the Technology"). The Company obtained an exclusive sub-license to the technology from Integral Concepts, Inc. ("ICI"), a company 100% controlled by a former shareholder of ETC (note 3(a)), a significant shareholder of the Company, and an employee of West Virginia University Research Corporation ("WVURC") of its right, title and interest in and to all worldwide government and military applications and resulting procurement interests in the Technology. ICI obtained the license to the Technology from WVURC. WVURC has the proprietary interest in and holds the patents to the technology.

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   YEARS ENDED JUNE 30, 2000, 1999 AND 1998 AND PERIOD FROM FEBRUARY 12, 1996
                       (INCEPTION) THROUGH JUNE 30, 2000
                                 (U.S. DOLLARS)


5.   LICENSE AGREEMENTS (Continued)

     Pursuant to an agreement dated January 2, 1996 with ICI, ETC acquired the right to manufacture and market the Toroidal Helical Antenna Technology. The Company is obligated to pay a $3,000 minimum annual royalty to WVURC to maintain the license in good standing. In addition, a further 10% royalty of any net revenues is payable to WVURC on behalf of ICI, such royalties to be reduced by the $3,000 minimum annual royalty payment. To date there have been no net revenues.

     The license is automatically renewed for one year periods each December 31 as long as the required minimum royalty payments described above are paid to WVURC on behalf of ICI.

     Either party may terminate this agreement upon 90 days written notice. The Company is responsible for the reimbursement of project development costs incurred by WVURC.

(b)  Plasma Ignition System

     Pursuant to an agreement dated February 15, 1996 with ICI, the Company acquired the rights to manufacture and market the Plasma Ignition System, an ignition system for internal combustion engines, for a license fee of $8,251. The Company is obligated to pay a $3,000 minimum annual royalty to WVURC on behalf of ICI to maintain the license in good standing. In addition, a further 10% royalty of any net revenues is payable to WVURC on behalf of ICI and a 1% royalty of any gross revenues is payable to ICI. Such royalties are to be reduced by the $3,000 minimum annual royalty. To date there have been no net revenues.

     The license is automatically renewed for one year periods each December 31 as long as the required minimum royalty payments described above are paid to WVURC on behalf of ICI.

     Pursuant to an agreement dated February 9, 1996 with WVURC, the Company is responsible for the reimbursement of project development costs which are incurred by WVURC. To June 30, 2000, $445,570 (1999 - $445,570) of project development costs has been paid or is payable to WVURC (note 13). Either party may terminate this agreement upon 90 days written notice.

     The Company does not intend to further develop this technology in the foreseeable future.

(c)  2D Machine Vision Colorimetry

     Pursuant to an agreement dated February 9, 1996 with ICI, the Company acquired the right to manufacture and market the 2D Machine Vision Colorimetry, a counterfeit currency determination software. The Company is obligated to pay a $3,000 minimum annual royalty to WVURC to maintain the license in good standing. In addition, a further 10% royalty of any net revenues is payable to WVURC on behalf of ICI, such royalties to be reduced by the $3,000 minimum annual royalty payment. To date there have been no net revenues.

     The license is automatically renewed for one year periods each December 31 as long as the required minimum royalty payments described above are paid to WVURC on behalf of ICI.

     Pursuant to an agreement dated February 9, 1996 with WVURC, the Company is responsible for the reimbursement of project development costs incurred by WVURC. To June 30, 2000, $350,151 (1999 - $350,151) of project development costs has been paid or is payable to WVURC (note 13). Either party may terminate this agreement upon 90 days written notice.

     The Company does not intend to further develop this technology in the foreseeable future.

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   YEARS ENDED JUNE 30, 2000, 1999 AND 1998 AND PERIOD FROM FEBRUARY 12, 1996
                       (INCEPTION) THROUGH JUNE 30, 2000
                                 (U.S. DOLLARS)


5.   LICENSE AGREEMENTS (Continued)

(d)  3D Machine Vision Colorimetry

     The Company's subsidiary, IVSI, acquired the right to manufacture and market the 3D Machine Vision Colorimetry, a color quality control software. IVSI is obligated to pay a $3,000 minimum annual royalty to WVURC to maintain the license in good standing. In addition, a further 10% royalty of any net revenues is payable to WVURC on behalf of ICI, such royalties to be reduced by the $3,000 minimum annual royalty payment. To date there have been no net revenues.

     The license is automatically renewed for one year periods each December 31 as long as the required minimum royalty payments described above are paid to WVURC on behalf of ICI. Either party may terminate this agreement upon 90 days written notice.

     The operations of IVSI have ceased while management seeks a technology partner.The Company does not intend to further develop this technology in the foreseeable future.

6.   SHORT-TERM LOAN

     Unsecured 8% loan with no stated terms for repayment.

7.   LONG-TERM DEBT

                                             2000                 1999
                                         --------             --------
2% convertible debenture, due
January 2004 convertible at the
holder's option into common
stock of the Company                           $0              $75,000

10% Loan repayable on demand
with one year's notice to two
officers and directors of the
Company (note 8(c))                             0              301,170
                                         --------             --------
                                               $0             $376,170
                                         ========             ========

     (a) During the year ended June 30, 1999, the Company issued $600,000, 2% convertible debentures. Of this amount $525,000 was converted to 3,869,120 shares of common stock during the year ended June 30, 1999, and a further 447,091 shares for the balance of $75,000 plus interest during the year ended June 30, 2000.

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   YEARS ENDED JUNE 30, 2000, 1999 AND 1998 AND PERIOD FROM FEBRUARY 12, 1996
                       (INCEPTION) THROUGH JUNE 30, 2000
                                 (U.S. DOLLARS)


7.   LONG-TERM DEBT (Continued)

     (b) During the year ended June 30, 1998, all rights, title and interest in a revolving line of credit, due to an officer and director of the Company was conveyed to the Company for $1 and the loan was cancelled. The line of credit balance of $563,843 and accrued interest of $39,000 is recorded as an extraordinary item in the consolidated statement of operations for the year ended June 30, 1998.

8.   STOCKHOLDERS' EQUITY

     (a)  Common stock

          During the year ended June 30, 2000, the Company completed a private placement whereby 2,650,000 shares of common stock were issued at a price of $1.50 per share and 1,325,000 share purchase warrants for $0.001 per warrant exercisable into common stock at a price of $1.80 for a period of two years. The warrants may be redeemed by the Company at $.01 per warrant if the market value of the common stock of the Company trades above $10.00 for 10 consecutive days.

     (b) During the year ended June 30, 2000, the Company entered into a private placement agreement with Swartz Private Equity, LLC ("Swartz") which calls for periodic purchases over the next three years of up to $25,000,000 of the Company's common stock. Each periodic purchase ("put") will have a purchase price equal to the lesser of the market price minus $0.25, or 91% of the market price, but no less than a stated minimum purchase price which cannot be greater than 80% of the market price on that date.

          Each put cannot exceed:

          (i)    $2,000,000 worth of common stock;

          (ii) 15% of the aggregate reported trading volume of the Company's common stock during the 20 business days before and after the date of notice to exercise each put; and,

          (iii) a number of shares acquired in a 31 day period would exceed 9.99% of the Company's total number of shares of common stock outstanding at that time.

          At the time of each put, the Company will issue Swartz a purchase warrant which will give Swartz the right to purchase up to 10% of the number of shares issued in the put, each warrant will be immediately exercisable for a five year period for a price equal to 110% of the market price for such put.

          As partial consideration of the investment agreement the Company issued warrants to Swartz to purchase 495,000 shares of common stock (note 8(e)(ii)).

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   YEARS ENDED JUNE 30, 2000, 1999 AND 1998 AND PERIOD FROM FEBRUARY 12, 1996
                       (INCEPTION) THROUGH JUNE 30, 2000
                                 (U.S. DOLLARS)


8.   STOCKHOLDERS' EQUITY (Continued)

     (c)  Authorized preferred stock

          The preferred stock may be issued in one or more series. The distinguishing features of each series including preference, rights and restrictions are to be determined by the Company's Board of Directors upon the establishment of each such series.

          During the year ended June 30, 2000, the Company designated 1,000,000 of its authorized 20,000,000 preferred shares as Series A Convertible Preferred Stock with a par value of $0.001 each. Cumulative dividends are accrued at the rate of 5% annually, payable at the option of the Company. The shares may be converted to restricted shares of common stock at the average trading price ten days prior to conversion, and entitled to votes equal to the number of shares of common stock into which each series of preferred stock may be converted. Each Series A Convertible Preferred Stock may be redeemed by the Company for $1.50 each within one year after the date of issue, and for $2.00, $2.50, $3.00 per share and $3.50 in each of the subsequent four years after date of issue.

          During the year ended June 30, 2000, the Company agreed to settle $383,228 of accounts payable and $281,182 of long-term debt, both amounts owed to officers and directors of the Company, by issuing 664,410 shares of Series A convertible preferred stock at $1.00 per share.

     (d)  Stock options

          Pursuant to the Company's 1996 Incentive Compensation Plan as subsequently amended in 1999, the Company may issue stock options and stock bonuses for common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company. The exercise price of the Incentive Options (employees of the Company or its subsidiaries) is no less than the fair market value of the stock at the date of the grant and for non-employees the exercise price is no less than 80% of the fair value (defined as the most recent closing sale price reported by NASDAQ) on the date of the grant.

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   YEARS ENDED JUNE 30, 2000, 1999 AND 1998 AND PERIOD FROM FEBRUARY 12, 1996
                       (INCEPTION) THROUGH JUNE 30, 2000
                                 (U.S. DOLLARS)



8.   STOCKHOLDERS' EQUITY (Continued)

     The following table summarizes the Company's stock option activity for the years ended June 30, 2000, 1999 and 1998.

                                                                           WEIGHTED
                                                         EXERCISE          AVERAGE
                                      NUMBER               PRICE           EXERCISE
                                     OF SHARES           PER SHARE          PRICE
                                     ---------       ----------------      --------
BALANCE JUNE 30, 1998 AND 1997       1,990,000       $ 0.15 to $ 2.00      $   0.24
Granted during year ended
  June 30, 1999                      1,635,000       $ 0.15 to $ 0.25      $   0.17
Cancelled                           (1,260,000)      $           0.15      $   0.15
Exercised                             (445,000)      $ 0.15 to $ 0.25      $   0.18
                                     ---------       ----------------      --------
BALANCE JUNE 30, 1999                1,920,000       $ 0.15 to $ 2.00      $   0.26
Granted during year ended
  June 30, 2000                        960,000       $ 0.15 to $ 0.40      $   0.19
Cancelled                              (25,000)      $           0.15      $   0.15
Exercised                           (1,245,000)      $ 0.15 to $ 0.40      $   0.21
                                     ---------       ----------------      --------
BALANCE JUNE 30, 2000                1,610,000       $ 0.15 to $ 2.00      $   0.27
                                     =========       ================      ========

The following summarizes the options outstanding at June 30, 2000 and 1999 all of which were fully vested at these dates:

                                   EXERCISE                      NUMBER
EXPIRY DATE                         PRICE                2000                1999
-----------                        -------             ---------           ---------
January 30, 2001                   $  0.15             1,270,000           1,320,000
January 30, 2001                   $  0.20               240,000             500,000
February 7, 2000                   $  2.00               100,000             100,000

The exercise price per share at June 30, 1998 and 1997 ranged from $0.50 to $2.00. During the year ended June 30, 1999, 1,260,000 of the 1,990,000 stock options were cancelled, and 630,000 stock options were repriced to $0.15 to $0.25. These changes have been retroactively adjusted above.

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   YEARS ENDED JUNE 30, 2000, 1999 AND 1998 AND PERIOD FROM FEBRUARY 12, 1996
                       (INCEPTION) THROUGH JUNE 30, 2000
                                 (U.S. DOLLARS)


8.   STOCKHOLDERS' EQUITY (Continued)

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $10,800 (1999 - $9,200) was recognized as salaries expense. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option - pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been as follows:

                                               2000                  1999
                                         --------------       --------------
     Net loss, as reported               $   (1,537,402)      $   (1,404,021)
     Net loss, pro-forma                     (1,568,842)          (1,415,061)
     Net loss per share, as reported     $        (0.07)      $        (0.08)
     Net loss per share, pro-forma       $        (0.07)      $        (0.08)


     The fair value of each option grant is calculated using the following weighted average assumptions:

                                               2000                  1999
                                         --------------       --------------
     Expected life (years)                            3                    3
     Interest rate                                 6.00%                6.00%
     Volatility                                   81.19%               81.19%
     Dividend yield                                0.00%                0.00%


     During the year the Company granted 460,000 (1999 - 1,275,000) stock options to consultants. These options have been recognized applying SFAS 123 using the Black-Scholes option-pricing model which resulted in additional legal and consulting fees of $37,455 (1999 - $67,400) in the accounts.

(e)  At June 30, 2000, the following stock purchase warrants were outstanding:

     (i) 1,325,000 (1999 - Nil) with an exercise price of $1.80 exercisable for a period of two years; and
     (ii) 495,000 (1999 - Nil) with an exercise price of $1.306 exercisable for a period of five years.

(f)  Promissory notes receivable includes:

     (i) $31,500 due on exercise of 210,000 stock options, interest at 10% per annum, due November 1, 2001; and,

     (ii) $27,000 due on exercise of 135,000 stock options, interest at 8% per annum, due June 6, 2001.

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   YEARS ENDED JUNE 30, 2000, 1999 AND 1998 AND PERIOD FROM FEBRUARY 12, 1996
                       (INCEPTION) THROUGH JUNE 30, 2000
                                 (U.S. DOLLARS)


9.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                                                     PERIOD FROM
                                                                                                     FEBRUARY 12,
                                                                                                        1996
                                                           YEAR ENDED    YEAR ENDED    YEAR ENDED    (INCEPTION)
                                                             JUNE 30,     JUNE 30,      JUNE 30,       THROUGH
                                                               2000         1999          1998       JUNE 30, 2000
                                                           ----------    ----------    ----------    -------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
  Issue of common stock
    For property and equipment                             $      0      $      0      $      0      $ 15,000
    For services (provided by officers and directors)             0       100,000             0       120,000
    For settlement of lawsuit                                     0        15,000             0        15,000
    For services                                            113,125        50,000             0       261,161
    For acquisition of subsidiary                                 0       619,200             0       894,200
SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid                                                 0             0        41,385        81,111
    Income tax paid                                               0             0             0             0


10.  RELATED PARTY TRANSACTIONS

     (a)  Accounts payable at June 30, 2000 include $23,001 (1999 - $383,500)
          due to two directors and officers of the Company. This amount includes management salaries which bear interest at 10% per annum, due based on normal commercial terms and accrued interest on the accrued management salaries and long-term debt (note 8(c)).

     (b)  Long-term debt includes $Nil (1999 - $301,170; 1998 - $396,029) due to officers and two directors of the Company (note 8(c)).

     (c)  The Company incurred $240,000 (1999 - $290,000; 1998 - $220,000) for wages to two directors and officers of the Company and $42,090 (1999 - $93,500) for interest for amounts owed to these directors. Of the 1999 amount, $100,000 was settled by issue of 666,666 shares of common stock.

     (d) The Company paid $Nil (1999 - $23,670; 1998 - $9,100) to two officers and directors for consulting fees.

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   YEARS ENDED JUNE 30, 2000, 1999 AND 1998 AND PERIOD FROM FEBRUARY 12, 1996
                       (INCEPTION) THROUGH JUNE 30, 2000
                                 (U.S. DOLLARS)



11.  INCOME TAXES

     Deferred income taxes reflect the tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are as follows:

                                                   2000                 1999                1998
                                              -------------       -------------       -------------
     Deferred income tax assets
          Net operating loss and credit
               carryforwards                  $   1,933,000       $   1,460,000       $     984,000
     Timing differences on property and
          equipment depreciation                       (600)              2,600               2,900
                                              -------------       -------------       -------------
     Gross deferred tax assets                    1,932,400           1,462,600             986,900
     Valuation allowance                         (1,932,400)         (1,462,600)           (986,900)
                                              -------------       -------------       -------------
                                              $           0       $           0       $           0
                                              =============       =============       =============

     As at June 30, 2000 the Company's net operating loss carryforwards for income tax purposes were approximately $5,500,000. If not utilized, they will start to expire in 2017.

12.  INTEREST ON BENEFICIAL CONVERSION

     During the year ended June 30, 1999 the Company converted debt into common stock. The difference between the market value of the Company's shares on the date of conversion and the conversion rate pursuant to $525,000 of the convertible debenture (note 7(a)) issued during the year ended June 30, 1999 was $398,077.

     During the year ended June 30, 1999 the Company issued 1,683,789 shares of common stock for a promissory note in the amount of $252,568. The difference between the market value of the Company's shares and the issue price of 1,683,789 shares for a promissory note in the amount of $252,568 was $168,379. These amounts have been recorded as interest expense in the statements of operations.

13.  CONTINGENCIES

     (a) A dispute exists between WVURC and the Company with respect to the development work performed by WVURC on the Plasma Ignition System and the Counterfeit Detection Technology. The Company has included in its accounts the amount alleged by WVURC to be owing to WVURC of $397,296, however, it is the opinion of management that this amount should be reduced to an amount not greater than $43,052. Management intends to defend this position. As the actual outcome cannot be determined at this time, any adjustments required will be recorded by the Company when settlement occurs.

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   YEARS ENDED JUNE 30, 2000, 1999 AND 1998 AND PERIOD FROM FEBRUARY 12, 1996
                       (INCEPTION) THROUGH JUNE 30, 2000
                                 (U.S. DOLLARS)


13.  CONTINGENCIES (Continued)

     (b) Integral Technologies, Inc., Antek, ETC. and Jack Parsons, a director of the Company, are defendants in a lawsuit filed in May 2000 in the United States District Court for the Northern District of West Virginia by IAS Communications, Inc. ("IAS"). IAS claims that, pursuant to agreement by and among IAS, ICI and ETC, IAS acquired the exclusive right to commercial applications of certain patented and proprietary antenna technology developed at West Virginia University and ETC acquired exclusive rights to military applications of such technology. IAS claims that ETC breached its agreement by pursuing commercial applications of the technology. IAS further claims that all defendants misappropriated certain trade secrets and interfered with IAS's economic relations. In addition, IAS claims that Jack Parsons breached certain fiduciary duties. IAS seeks injunctive relief prohibiting the defendants from disclosing certain information related to the technology; an order requiring defendants to account for any profits from the alleged conduct, return any proprietary materials to IAS and destroy all devices created in violations of IAS's rights; and a money judgement in an amount to be determined at trial, but no less than $15,000,000. It is the opinion of management of the Company that the claims filed by IAS have no merit. The defendants have filed answers denying IAS's claims. There is no assurance that the outcome of the litigation will be favourable to the Company, and an unfavourable outcome would have a material adverse effect on the business of the Company. As the outcome cannot be determined at this time, the adjustment required, if any, will be recorded by the Company when settlement occurs.

14.  COMPREHENSIVE LOSS


                                                                                                  PERIOD FROM
                                                                                                  FEBRUARY 12,
                                                                                                     1996
                                                                                                  (INCEPTION)
                            YEAR ENDED              YEAR ENDED            YEAR ENDED               THROUGH
                             JUNE 30,                JUNE 30,               JUNE 30,               JUNE 30,
                               1999                    1999                   1998                   2000
                       ---------------         ---------------         ---------------         ---------------
Net loss               $    (1,537,402)        $    (1,404,021)        $      (937,373)        $    (5,045,856)
Other
  comprehensive
  income                         1,614                   8,444                  24,860                  46,293
                       ---------------         ---------------         ---------------         ---------------
Comprehensive
  loss                 $    (1,535,788)        $    (1,395,577)        $      (912,513)        $    (4,999,563)

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


(a) Directors and Executive Officers of Registrant. Integral has a Board of Directors which is currently comprised of three members. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed. The members of the Board and the executive officers of Integral and their respective age and position are as follows:

                                                                                                        Director of
Name                                  Age        Position with Registrant                            Registrant Since
----                                  ---        ------------------------                            ----------------
William S. Robinson                   43         Chairman, CEO and Treasurer                         February 1996

William A. Ince                       49         Director, President, Secretary and Chief            February 1996
                                                 Financial Officer

Denzel Jack Parsons                   51         Director                                            October 4, 1999

(b) Directors and Executive Officers of Antek. Integral's subsidiary, Antek, has a Board of Directors which is comprised of four members who hold office until the next annual meeting of shareholders or until a successor is elected or appointed. The members of the Board and the executive officers of Antek and their respective age and position are as follows:

                                                                                                     Director of
Name                                  Age        Position with Antek                                 Antek Since
----                                  ---        ------------------------                            -------------
William S. Robinson                   43         Chairman, CEO and Treasurer                         November 1999

William A. Ince                       49         Director, President, Secretary and Chief            November 1999
                                                 Financial Officer
Abraham Wei                           40         Director                                              July 2000

Joseph Jeng                           45         Director                                              July 2000

(c) Directors and Executive Officers of Emergent. Integral's subsidiary, Emergent, has a Board of Directors which is compromised of three members. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed. The members of the Board and the executive officers of Emergent and their respective age and position are as follows:

                                                                                                      Director of
Name                                  Age        Position with Emergent                             Emergent Since
----                                  ---        ------------------------                            -------------
Denzel Jack Parsons                   51         Director and President                              October 1995

William S. Robinson                   43         Director and Treasurer                              December 1997

William A. Ince                       49         Director and Secretary                              December 1997

(d) Directors and Executive Officers or Integral Vision. Integral's subsidiary, Integral Vision, has a Board of Directors which is comprised of two members. Each director holds office until the next meeting of shareholders or until a successor is elected or appointed. The members of the Board and the executive officers of Integral Vision and their respective age and position are as follows:

                                                                                                      Director of
                                                                                                    Integral Vision
Name                                  Age        Position with Integral Vision                           Since
----                                  ---        ------------------------                            -------------
William S. Robinson                   43         Chairman, CEO and Treasurer                        March 11, 1997

William A. Ince                       49         Director, President, Secretary and Chief           March 11, 1997
                                                 Financial Officer

(b)  Family Relationships.  None.

(c)  Involvement in Certain Legal Proceedings.  None.


                  DIRECTORS AND EXECUTIVE OFFICERS OF INTEGRAL

WILLIAM ROBINSON
(Chairman, CEO and Treasurer)

As a co-founder, and significant shareholder of Integral, Mr. Robinson has been responsible since the inception of Integral of securing funding, including the commitment of personal funds, in order to ensure the ongoing operations of Integral and its subsidiaries. Together with Mr. Ince, he has been responsible for the development and implementation of corporate strategies.

During the period 1988 to 1996, Mr. Robinson was President of Achieva Development Corporation. Achieva is a mining company with properties located in various counties throughout the world.

Mr. Robinson brings many years of management experience in finance, banking and corporate development. Previously, he acted as a director of a number of private and public companies involved in natural resources, sales and marketing, and computer technologies.

WILLIAM A. INCE
(Director, President, Secretary and Chief Financial Officer)

Mr. Ince, a co-founder and significant shareholder of Integral, is responsible, along with Mr. Robinson for the development and implementation of corporate strategies. He is responsible for cash management of Integral and its subsidiaries.

Prior to his engagement with Integral, Mr. Ince was a self-employed management consultant for a period of five years.

Mr. Ince brings with him a background as a professional accountant and experience from management positions in finance and operations in several private companies. He has held significant equity positions in companies in various industries. He has consulted to both private and public companies in the areas of marketing and finance, as well as turn-around situations. Mr. Ince has been responsible for "team building" efforts to ensure that each project is brought to fruition on a timely basis.

JACK PARSONS
(Director)

Mr. Parsons' career began as a member of the US Army Special Forces from 1967-1981, serving in multiple countries, including Vietnam. From 1981 to 1987, Mr. Parsons served in numerous leadership roles with the Joint Communications Unit, including Requirements Manager for the Communications Enhancement Program for Joint Special Operations Forces. Following military retirement, as a program manager for Tracor Inc., Mr. Parsons established and managed the Field Technical Unit for the direct support to US Joint Special Operations Forces. In his role with Tracor, Mr. Parsons was responsible for the development and fielding of Light Weight Deployable Communications and Table Top Base Station for Special Forces' use. Mr. Parsons led the deployment of these systems in support of Operation Desert Storm.

In 1991, Mr. Parsons established Wintec, Inc. to provide engineering development services to the government base, relying on his knowledge of government contract and procurement procedures. Wintec has secured, and continues to secure, multi-million dollar, multi-year contracts with the Department of Defense. In 1995, Mr. Parsons left Wintec and has since served as President of Integral's subsidiary, Emergent.



SIGNIFICANT EMPLOYEES OF THE COMPANY AND ITS SUBSIDIARIES

ABRAHAM WEI
(Director of Antek)

Mr. Wei, chairman of the board of Antek, serves as an advisor to Integral on a variety of issues relating to market opportunities, product manufacturing and ongoing corporate development of the company.

As the CEO and founder of Vpacket Communications, Inc., Mr. Wei brings 15 years of diverse business experience in engineering, manufacturing and sales in the networking industry. Mr. Wei has held various positions with increasing scope and responsibility over the past seven years at Ascend Communications, Inc., most recently as Vice President, Worldwide Sales Operations. Prior to that position, Mr. Wei was Vice President of Manufacturing Operations and managed Ascend's manufacturing operations throughout the Company's astronomical growth from $40.0 million in sales in 1994 to $1.2 billion in sales in 1997. As a former Director of Ascend Communications, Mr. Wei maintains a personal and professional relationship with the executive management of Ascend.

Mr. Wei holds an MBA from Pepperdine University and B.S. in Computer Science from the University of California, Berkley.

DAVID WASSOM
(Vice-President of Worldwide Sales-Antenna Products, Antek)

The appointment of Mr. Wassom as Vice President Worldwide Sales is the first step in the implementation of an infrastructure which will provide for the commercialization of the Company's line of antenna products on a timely basis.

Mr. Wassom will assess the current status of the Company's antenna sales. He will focus on (1) those customers who have placed orders and are awaiting delivery; (2) potential customers who are in the process of testing the Company's antennas; and 3) those prospective customers who have expressed an interest in the antennas through the request of such information as performance, form factor and cost. In addition, Mr. Wassom will set up a sales force comprised of both full time sales representatives and sales agents. The territories to be covered initially will be North America and the Far East.

Mr. Wassom has over 11 years of experience in the electronics industry. Prior to joining the Integral team, Mr. Wassom was a Major Account Executive for TAARCOM, one of the oldest and most respected Manufacturer's Representatives in the San Francisco Bay Area. He was the recipient of the "Salesman of the Year" award at TAARCOM and participated in the creation of the sales and marketing tools used by a worldwide sales force.

During his 5 years at TAARCOM, Mr. Wassom was responsible for growing the sales in his territory from $100K to over $60M. At TAARCOM, he was the Worldwide Sales Manager responsible for Ascend Communications (acquired by Lucent Technologies), achieving sales growth with this TAARCOM customer from $19K to over $35M.

MR. JEFFRY PHILLIPS
(Vice-President of Worldwide Operations-Antenna Products, Antek)

Mr. Phillips is responsible for identifying market opportunities, and all operational issues relating to the manufacturing, distribution and productization of Integral's line of antenna products.

Mr. Phillips has over 18 years of successful experience in technology and product management within the wireless and wired industries. In addition, he has demonstrated a proven management ability to lead multi-functional teams in assessing market requirements, identifying technology applications to meet current and predicted market trends, and establishing product strategies and effective product roadmaps for business optimization.

As a former Managing Director of TRW Wireless Communications of Sunnyvale CA, Mr. Phillips successfully created a new ventures wireless unit within TRW. This wireless division developed, marketed, manufactured, and serviced the new line of anti-cellular fraud products, called PhonePrint. His key responsibility was executing the "spin-out" of this business unit from TRW, into a new entity now known as Corsair Communications. Corsair was capitalized by Kleiner Perkins Caulfield & Byers, and Sevin Rosen Funds. Within five months of the new business launch, Mr. Phillips captured the first major contract and sale ($10M) for Corsair, with AirTouch Communications. Mr. Phillips later went on to successfully develop strategic partner alliances with such companies as AirTouch, AT&T, NYNEX and PhilTel, for product development, field trial evaluations, and market acceptance in the U.S. and Asia.

DANIEL HARRELL
(Vice President Product Development and Operations, Antek)

Mr. Harrell is responsible for directing the daily activities of the development team, in its research and development activities, in order to meet the market needs. In addition, he is responsible for identification of new products, and subsequently moving them from the conceptual to production stage.

Mr. Harrell enjoyed a 17 year career with the US Army. In his 8 year engagement with HQ US Southcom, he was stationed in Panama. During his engagement as Site Commander, Project Officer and Intelligence Collector, he received the Joint Merious Service medal for outstanding performance during "Operation Just Cause" in Panama.

During his last 4 years in the military, Mr. Harrell was Director of Operations/Program Manager at HQ USA INSCOM, Ft. Belvoir, Virginia. In his capacity, he planned, executed and managed a $4 million annual budget to include a $1 million operational budget. He significantly improved resource utilization during a period of fiscal reduction and reduced manpower.

JOSEPH JENG
(Director of Antek)

Mr. Jeng, a member of Antek's board of directors, serves as an advisor to Integral on a variety of issues, including electronic commerce and strategic planning. Mr. Jeng is a general partner at Atrix Investment, LLC, a private equity investment firm, where he specializes in electronic commerce and enabling technology sectors.

Mr. Jeng has several years of leadership experience in the technology sector, including global strategic planning. Mr. Jeng has founded or co-founded numerous companies, including Altatron, Inc., a leading electronics contract manufacturer, Ultron Inc., a PC workstation and component company, and Kentek Corporation. In addition, Mr. Jeng was the president of Digital Optics Inc. and was an executive at Spectra-Physics, Inc.

In addition to serving on Antek's board of directors, Mr. Jeng serves as the chairman of the board at Kentek, Altatron and eTrons and Uhere, which are electronic commerce companies. Mr. Jeng is a member of the board of Cashfac Ltd., a banking software and electronics communications network company, Advanced Telecommunication Components Ltd, Vista Land Development Corporation and vpacket.com.

Mr. Jeng received his B.S. from National Taiwan University. He received an M.A. in Physics and an M.B.A. from Harvard University.

THOR LARSEN
(Consultant)

Mr. Larsen continues to advise Integral regarding the potential roles of the new antenna technologies in the telecommunications industry and the possibilities for their technological "marriage" with other evolving wireless technologies. Another role of Mr. Larsen is to assist in protecting the proprietary nature of the new antenna technologies developed by Integral and its subsidiaries by drafting documents for patent applications.

Mr. Larsen's career with IBM began in 1962 after his graduation from Columbia University with a Masters of Science in Electrical Engineering. During his career with IBM, he has been involved in a variety of projects with the focus being on developing and implementing leading edge technologies which provide for advancements in the data communication industry. He has been granted eleven US patents. Since 1986, Mr. Larsen held the position of Senior Technical Staff Member at IBM. From 1995 until his retirement from IBM on February 28, 1999, he has been responsible for developing new application for IBM's silicon germanium technology in wireless and wired communications.

RICHARD SLEZAK
(Consultant)

Mr. Slezak continues to advise Integral on a variety of issues relating to market opportunities and ongoing corporate development of the Company.

Mr. Slezak manages the Enterprise Networking Unit product portfolio including routers, ATM, VPN and Enterprise Network Switch products worldwide for Lucent Technologies, Inc.

Prior to his engagement at Lucent, Mr. Slezak spent over twenty years at AT&T. In his last position there he had managed the Advanced Intelligent Networks business with annual revenues of over $600 million.

Mr. Slezak holds an MBA in International Business from the University of Pittsburgh and is an Advisory Board Member of Telecommunications Magazine.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended June 30, 2000, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were complied with except for the failure of Jack Parsons to file a Form 4 for the months of February and March 2000 to report 16 direct transactions regarding the sales of an aggregate of 43,500 shares of common stock. Mr. Parsons has represented that he intends to file these late reports on Form 4 and has also indicated that he intends to amend his Initial Statement of Beneficial Ownership on Form 3 to report that the actual number of shares he initially owned was at the time of filing his Form 3 was 1,163,500, not 1,250,000 as previously reported.

Item 10. Executive Compensation.

(a)  General

     The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to the executive officers of Integral for all services rendered in all capacities to Integral and its subsidiaries.

(b)  Summary Compensation Table

     The  following table

     The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, during the fiscal years ended June 30, 2000, 1999 and 1998 to or for Integral's Chief Executive Officer and each of the other executive officers of Integral.

                                                               Annual Compensation
                                              ------------------------------------------------------
              (a)                    (b)            (c)              (d)                (e)
             Name                                                                      Other
              And                   Year                                              Annual
           Principal                Ended         Salary            Bonus          Compensation
           Position                June 30          ($)              ($)                ($)
-------------------------------- ------------ ---------------- ---------------- --------------------
William S. Robinson, Director,      2000         $120,000            -0-                -0-
Chairman, CEO, Treasurer (n1)       1999         $105,000            -0-                -0-
                                    1998         $ 90,000            -0-                -0-

William A. Ince,                    2000         $120,000            -0-                -0-
Director, President,                1999         $105,000            -0-                -0-
Secretary, (n2)                     1998         $ 90,000            -0-                -0-

     (n1) Pursuant to an employment agreement entered into between Integral and William Robinson, accrued salary for the fiscal year end June 30, 2000 was $120,000, of which no payments were made; accrued salary for the fiscal year ended June 30, 1999 was $105,000 of which no payments were made; and accrued salary for the fiscal year end June 30, 1998 was $90,000, of which no payments were made. Portions of Mr. Robinson's accrued salary were converted into shares common stock of Integral. In April 1999, Mr. Robinson received 333,333 shares of common stock in lieu of $50,000 salaries accrued in fiscal year ending June 30, 1998. In September 1999, Mr. Robinson received 175,000 shares of Series A Convertible Preferred Stock in lieu of $175,000 in accrued salaries ($40,000 from 1998, $105,000 from 1999, and 30,000 from 2000). As of
          June 30, 2000, an aggregate of $90,000 remains accrued and payable to Mr. Robinson..

     (n2) Pursuant to an employment agreement entered into between Integral and William Ince, accrued salary for the fiscal year end June 30, 2000 was $120,000, of which no payments were made; accrued salary for the fiscal year ended June 30, 1999 was $105,000 of which no payments were made; and accrued salary for the fiscal year end June 30, 1998 was $90,000, of which no payments were made. Portions of Mr. Ince's accrued salary were converted into shares common stock of Integral. In April 1999, Mr. Ince received 333,333 shares of common stock in lieu of $50,000 salaries accrued in fiscal year ending June 30, 1998. In September 1999, Mr. Ince received 175,000 shares of Series A Convertible Preferred Stock in lieu of $175,000 in accrued salaries ($40,000 from 1998, $105,000 from 1999, and 30,000 from 2000). As of
          June 30, 2000, an aggregate of $90,000 remains accrued and payable to Mr. Ince.

                                                                 Long Term Compensation
                                                  -----------------------------------------------------
                                                                Awards                     Payouts
                                                  ------------------------------------ ----------------

              (a)                       (b)              (f)               (g)              (h)               (i)
              Name                                   Restricted
              And                     Year              Stock             Shares            LTIP           All Other
           Principal                  Ended           Award(s)          Underlying        Payouts         Compensation
            Position                 June 30             ($)             Options            ($)               ($)
------------------------------- ----------------- ------------------ ----------------- --------------- -------------------
William S. Robinson,                  2000               -0-             120,000             -0-               -0-
Chairman, CEO, Treasurer              1999               -0-           230,000(n1)           -0-               -0-
                                      1998               -0-               -0-               -0-               -0-

William A. Ince,  Director,           2000               -0-             120,000             -0-               -0-
President, Secretary,                 1999               -0-           230,000(n1)           -0-               -0-
                                      1998               -0-               -0-               -0-               -0-

     (n1) 1999 option figures include options previously granted in 1997 with an original exercise price of $.50 per share that were repriced in 1999 to provide for an exercise price of $.15 per share.

(c)  Option/SAR Grants in Last Fiscal Year

     The information provided in the table below provides information with respect to individual grants of stock options for the year ended June 30, 2000 to each of the executive officers named in the Summary Compensation Table above. Integral did not grant any stock appreciation rights for the year ended June 30, 2000.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               Individual Grants

               (a)                        (b)                 (c)                 (d)                (e)
                                                           % of Total
                                       Number of          Options/SARS
                                       Securities          Granted to
                                       Underlying          Employees          Exercise or
                                      Options/SARs         in Fiscal           Base Price         Expiration
              Name                    Granted (#)          Year (n1)             ($/Sh)              Date
---------------------------------- ------------------- ------------------- ------------------- -----------------
William S. Robinson, Chairman,        120,000(n2)             19%                 $.23             01/30/01
CEO, Treasurer

William A. Ince, Director,            120,000(n3)             19%                 $.23             01/30/01
President, Secretary

     (n1) The percentage of total options granted (635,000) in the fiscal year is based upon all options granted to eligible participants, which includes officers, directors, employees, consultants and advisors, under Integral's employee stock option plan during the year ended June 30, 2000.

     (n2) William S. Robinson: On August 10, 1999, Mr. Robinson was granted 120,000 options under Registrant's employee stock option plan at an exercise price of $.23, expiring on January 30, 2001.

     (n3) William A. Ince: On August 10, 1999, Mr. Ince was granted 120,000 options under Registrant's employee stock option plan at an exercise price of $.23, expiring on January 30, 2001.

(d) Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

     The information provided in the table below provides information with respect to each exercise of stock options during most recent fiscal year by the executive officers named in the Summary Compensation Table and the fiscal year end value of unexercised options.

           (a)                  (b)             (c)                 (d)                         (e)
                                                                 Number of                    Value of
                                                           Securities Underlying            Unexercised
                                                                Unexercised                 In-the-Money
                                                              Options/SARs at             Options/SARs at
                               Shares          Value             FY-End (#)                  FY-End($)
                            Acquired on      Realized           Exercisable/                Exercisable/
          Name              Exercise (#)      ($)(n1)          Unexercisable             Unexercisable(n1)
-------------------------- --------------- -------------- ------------------------- -----------------------------
William S. Robinson             -0-             -0-             350,000/-0-                 $626,962/-0-
Director, Chairman, CEO,
Treasurer
                                                                350,000/-0-                 $626,962/-0-
William A. Ince                 -0-             -0-
Director, President,
Secretary,

     (n1) The aggregate dollar values in columns (c) and (e) are calculated by determining the difference between the fair market value of the common stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively.

(e)  Long-Term Incentive Plans ("LTIP") - Awards in Last Fiscal Year

     This table has been omitted, as no executive officers named in the Summary Compensation Table above received any awards pursuant to any LTIP during the fiscal year ended June 30, 2000.

(f)  Compensation of Directors

     No compensation was paid by Integral to its Directors for any service provided as a Director during the fiscal year ended June 30, 2000. There are no other formal or informal understandings or arrangements relating to compensation; however, Directors may be reimbursed for all reasonable expenses incurred by them in conducting Integral's business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.

(g) Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     Integral has entered into employment agreements with William S. Robinson and William A. Ince. The term of both employment contracts is for five years beginning July 1, 1997 and ending June 30, 2002. Pursuant to each agreement, annual salary to each of William Robinson and William Ince is as follows:


          July 1, 1997 to June 30, 1998        $  90,000
          July 1, 1998 to June 30, 1999        $105,000
          July 1, 1999 to June 30, 2000        $120,000
          July 1, 2000 to June 30, 2001        $120,000
          July 1, 2001 to June 30, 2002        $120,000

     Pursuant to the employment agreements, in the event Integral terminates the employment of the executive without cause, then the executive shall be entitled to severance pay equal to twelve month's base salary based on the base salary then in effect at the termination. In addition, the employment agreements provide that in the event Integral is indebted to the executive for a minimum of three months salary, the executive shall have the option to convert such unpaid salary into shares of common stock of Integral at market price (average daily closing over the previous month).

     Integral's Board of Directors has complete discretion as to the appropriateness of (a) key-man life insurance, (b) obtaining officer and director liability insurance, (c) employment contracts with and compensation of executive officers and directors, (d) indemnification contracts, and (e) incentive plan to award executive officers and key employees.

     Integral's Board of Directors is responsible for reviewing and determining the annual salary and other compensation of the executive officers and key employees of Integral. The goals of Integral are to align compensation with business objectives and performance and to enable Integral to attract, retain and reward executive officers and other key employees who contribute to the long-term success of Integral. Integral intends to provide base salaries to its executive officers and key employees sufficient to provide motivation to achieve certain operating goals. Although salaries are not specifically tied into performance, incentive bonuses may be available to certain executive officers and key employees. In the future, executive compensation may include without limitation cash bonuses, stock option grants and stock reward grants.

(h)  Employee Benefit and Consulting Services Compensation Plan

     On February 20, 1997, Integral adopted an employee benefit and consulting services compensation plan (the "Plan"), which, as amended, covers up to 15% of the shares of Integral's outstanding common stock on any given date. Under the Plan, Integral may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of Integral and its subsidiaries. The purpose of the Plan is to promote the best interests of Integral and its shareholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of Integral. The Plan is administered by Integral's Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which Integral or its subsidiaries is liable if a direct issue of stock and all other terms on which each option shall be granted. No options may be granted on or after the effective date of the Company's registration statement on Form 10-SB (February 1, 2000). As of the fiscal year ended June 30, 2000, options to acquire 1,610,000 shares covered by the Plan were outstanding, all at exercise prices ranging from $.15 to $2.00 per share, and are fully vested.

     Shares of common stock issued pursuant to the Plan are deemed to be issued pursuant to Rule 701 of the Securities Act of 1933 and are restricted securities as defined in Rule 144(a)(3) of the Securities Act of 1933. Pursuant to Rule 701, participants in the Plan, including affiliates, may sell their shares in accordance with the exemption provided by Rule 701 without being bound by the one year holding period under Rule 144(d).

Item 11. Security Ownership of Certain Beneficial Owners and Management.

A.   Common Stock

     The following table sets forth, as of September 25, 2000 the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral's common stock, each Officer and Director individually and all Directors and Officers of Integral as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

Name and Address of                       Amount and Nature of Beneficial
Beneficial Owner (1)                             Ownership(1)(2)               Percent of Class (3)
--------------------                      -------------------------------      --------------------
William S. Robinson (4)   -                         1,808,533                         8.1%
#3 1070 West Pender St.
Vancouver, B.C.  V6E 2N7


William A. Ince(5)        -                         1,763,333                         7.9%
805 W. Orchard Dr., Suite#3
Bellingham, WA  98225

James Smith                                         1,857,140                         7.1%
Route 4, Box E36
Bruceton Mills, WV  26330

Denzel Jack Parsons                                 1,080,000                         4.1%
209 Joy Lane
Bridgeport, WV  26330

All officers and directors of Integral as a
group (3 persons)                                   4,651,866                        17.2%


(1) Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(2) Includes vested options beneficially owned but not yet exercised and outstanding. The table does not include the effects of conversion by Mr. Robinson and Mr. Ince of their shares of Series A Convertible Preferred Stock, which are convertible into shares of common stock at a conversion rate that varies with the market price of the common stock at the time of conversion. The conversion rate is determined by dividing the number of shares of Series A being converted by the average of the high and low bid prices of Integral's common stock reported by the OTC Bulletin Board over the ten trading days preceding the date of conversion. Mr. Robinson owns 442,197 shares of Series A and Mr. Ince owns 222,213 shares of Series A The actual number of shares of common stock receivable by Messrs. Robinson and Ince upon conversion of the Series A would depend on the actual conversion rate in effect at the time of conversion.

(3) Based upon 26,332,062 shares issued and outstanding, plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(4) Mr. Robinson is an officer and director of Integral and each of its subsidiaries. Beneficial ownership figure includes 350,000 shares underlying options granted but not yet exercised.

(5) Mr. Ince is an officer and director of Integral and each of its subsidiaries. Beneficial ownership figure includes 350,000 shares underlying options granted but not yet exercised.

B.   Series A Convertible Preferred Stock

     The following table sets forth, as of September 25, 2000, the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral's Series A Convertible Preferred Stock, each Officer and Director individually and all Directors and Officers of Integral as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

Name and Address of                                   Amount and Nature of
Beneficial Owner (1)                                Beneficial Ownership(1)           Percent of Class (2)
--------------------------                          -----------------------           --------------------
William S. Robinson (3)  -
#3 1070 West Pender St.                                     442,197                            66.6%
Vancouver, B.C.  V6E 2N7

William A. Ince (4)      -                                  222,213                            33.4%
805 W. Orchard Dr., Suite #3
Bellingham, WA  98225

All officers and directors of Integral as a
group (2 persons)                                           664,410                             100%

(1) Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(2) Based upon 664,410 Series A Convertible Preferred shares issued and outstanding.

(3) Mr. Robinson is an officer and director of Integral and each of its subsidiaries.

(4) Mr. Ince is an officer and director of Integral and each of its subsidiaries.


Item 12. Certain Relationships and Related Transactions.

(a) On February 16, 1996, in connection with the formation of Integral, the following affiliates were issued shares of common stock.

     Name                           Shares                  Consideration Received
     William A. Ince                1,500,000               services valued at $15,000
     William S. Robinson            1,500,000               cash of $10,000 and services valued at $5,000
     Dr. James E. Smith             1,500,000               services valued at $15,000

(b) Between July 1996 and October 1996, Integral issued 175,000 shares to each of Dr. James Smith and Denzel Jack Parsons, each being affiliates of Integral. These shares were issued for cash at a price of approximately $.11 per share. These transactions were exempt from Registration under Section 504 of Regulation D of the Securities Act of 1933, as amended.

(c) Pursuant to an agreement and plan of reorganization between Integral and Integral Vision, dated March 11, 1997, pursuant to which Integral Vision became a wholly-owned subsidiary of Integral, Dr. James Smith was issued 57,140 shares of common stock of Integral in exchange for his 57.14% interest in Integral Vision.

(d) In February 1997, in anticipation of Integral acquiring a controlling interest in Emergent, Integral issued 1,800,000 shares of Common Stock, all of which were held in escrow. Prior to closing, Integral agreed to release to

Denzel Jack Parsons 300,000 shares. Upon closing of the acquisition in April 1999, 300,000 shares were delivered to Dr. James E. Smith, and 1,200,000 shares were delivered to Denzel Jack Parsons.

(e) Dr. James E. Smith is a significant shareholder of Integral. He is a professor of West Virginia University ("WVU"). Dr. Smith is also the sole shareholder of Integral Concepts. Integral is a party to various agreements with Integral Concepts, WVU and the West Virginia University Research Corporation ("WVURC").

     On April 12, 1994, WVURC granted an exclusive license to Integral Concepts:
(1) to manufacture CTHAs and to license others to do so; and (2) to sublicense others to manufacture, market, sell copies of, license and distribute CTHAs. The consideration for the license was: (1) $1.00 and (2) a royalty of $3,000 per year or 10% of the net revenues received by Integral Concepts whichever is greater.

     On January 2, 1996, Integral Concepts entered into a sublicense with Registrant's subsidiary, Emergent, wherein Integral Concepts granted to Emergent the exclusive worldwide right to manufacture, sell copies of, sublicense to and distribute the process and equipment related to the design, construction and operation of the CTHA and to further sublicense to others the rights to manufacture, sell copies of, license and distribute the same, to military and government applications worldwide. The term of the license agreement granted by Integral Concepts is perpetual and requires the payment of a minimum annual royalty of $3,000. Further, Emergent will pay a minimum annual royalty of 10% of the net royalties derived from sales, licenses or sublicenses of the CTHA technology with a credit for the minimum royalty.

(f) In April 1999, Integral issued a total of 666,666 shares of its common stock, 333,333 to each of William S. Robinson and William A. Ince, in consideration of management fees owing in the amount of $50,000 to each of them. Messrs. Robinson and Ince are officers and directors of Integral.

(g) In September 1999, Integral issued an aggregate 654,401 shares of its Series A Convertible Preferred Stock to officers and directors of Integral. William S. Robinson received 175,000 shares of Series A in lieu of $175,000 in accrued salaries through September 30, 1999 and 267,197 shares of Series A in repayment of $267,197 in loans made to Integral. William A. Ince received 175,000 shares of Series A in lieu of $175,000 in accrued salaries through September 30, 1999 and 47,213 shares of Series A in repayment of $47,213 in loans made to Integral.


Item 13. Exhibits and Reports on Form 8-K.

(a)  List of Exhibits.

Exhibit Number Description

     2.1 Agreement and Plan of Reorganization between Integral and Integral Vision Systems, Inc. dated March 11, 1997. (Incorporated by reference to Exhibit 2.1 of Integral's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

     2.2 Agreement and Plan of Reorganization between Integral and Emergent Technologies Corporation dated December 10, 1997. (Incorporated by reference to Exhibit 2.2 of Integral's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

     3.1 Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.1 of Integral's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

     3.2 Bylaws, as amended and restated on December 31, 1997. (Incorporated by reference to Exhibit 3.2 of Integral's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

     4.1 Form of Securities Purchase Agreement between Integral and certain parties related to the purchase of Integral common stock to be registered pursuant to this offering (Incorporated by reference to Exhibit 4.1 of Integral's registration statement on Form SB-2 (file no - 333-41938) filed July 21, 2000).

     4.2 Form of Common Stock Purchase Warrant related to the offering of securities described in Exhibit 4.1 (Incorporated by reference to Exhibit 4.1 of Integral's registration statement on Form SB-2 (file no
          - 333-41938) filed July 21, 2000).

     4.3 Investment Agreement dated May 11, 2000, by and between Integral and Swartz Private Equity, LLC (Incorporated by reference to Exhibit 4.1 of Integral's registration statement on Form SB-2 (file no - 333-41938) filed July 21, 2000).

     4.4 Warrant to purchase common stock issued to Swartz Private Equity, LLC on May 11, 2000, exercisable to purchase an aggregate of 495,000 shares of common stock at $1.306 per share (subject to adjustment) until December 13, 2004, granted to Swartz in connection with the offering of securities described in Exhibit 4.3 (Incorporated by reference to Exhibit 4.1 of Integral's registration statement on Form SB-2 (file no - 333-41938) filed July 21, 2000).

     4.5 Registration Rights Agreement, dated May 11, 2000, by and between Integral and Swartz Private Equity, LLC, related to the registration of the common stock to be sold pursuant to Exhibit 4.3 (Incorporated by reference to Exhibit 4.1 of Integral's registration statement on Form SB-2 (file no - 333-41938) filed July 21, 2000).

     4.6 Warrant to Purchase Common Stock to be issued from time to time in connection with the offering of securities described in Exhibit 4.3 (Incorporated by reference to Exhibit 4.1 of Integral's registration statement on Form SB-2 (file no - 333-41938) filed July 21, 2000).

     4.7 Warrant Side Agreement dated May 11, 2000 between Integral and Swartz related to the offering of securities described in Exhibit 4.3 (Incorporated by reference to Exhibit 4.1 of Integral's registration statement on Form SB-2 (file no - 333-41938) filed July 21, 2000).

     10.1 Sublicense Agreement between Integral's subsidiary, Emergent Technologies Corporation, and Integral Concepts, Inc., dated January 2, 1996, relating to the Toroidal Helical Antenna. (Incorporated by reference to Exhibit 10.1 of Integral's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

     10.2 Agreement between Integral and West Virginia University Research Corporation on Behalf of West Virginia University dated February 9, 1996, relating to RF Quarter-Wave Coaxial Cavity Resonator. (Incorporated by reference to Exhibit 10.2 of Integral's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

     10.3 Agreement between Integral and West Virginia University Research Corporation on Behalf of West Virginia University dated February 9, 1996, relating to Counterfeit Currency Determination Prototype. (Incorporated by reference to Exhibit 10.3 of Integral's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

     10.4 Sublicense Agreement between Integral Concepts, Inc. and Integral dated February 15, 1996, relating to the design, construction and operation of a Plasma Ignition System. (Incorporated by reference to Exhibit 10.4 of Integral's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

     10.5 Employment Agreement between Integral and William S. Robinson dated October 1, 1997 and Addendum dated March 15, 1999. (Incorporated by reference to Exhibit 10.5 of Integral's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

     10.6 Employment Agreement between Integral and William A. Ince dated October 1, 1997 and Addendum dated March 15, 1999. (Incorporated by reference to Exhibit 10.6 of Integral's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

     10.7 Employee Benefit And Consulting Services Compensation Plan, as restated January 10, 1999. (Incorporated by reference to Exhibit 10.7 of Integral's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

     10.8 Sublicense Agreement between Integral's subsidiary, Integral Vision Systems, Inc., and Integral Concepts, Inc., dated February 15, 1994, relating to vision system technologies. (Incorporated by reference to Exhibit 10.8 of Integral's registration statement on Form 10-SB/A-1 (file no. 0-28353) filed February 8, 2000).

     21.2 Subsidiaries of Integral (Incorporated by reference to Exhibit 21.2 of Integral's registration statement on Form SB-2 (file no. 333-41938) filed July 21, 2000.)

     27   Financial Data Schedule. (Filed herewith).


(b)  Reports on Form 8-K.

     No current reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INTEGRAL TECHNOLOGIES, INC


Dated:  September 28, 2000         /s/ William S. Robinson
                                   -----------------------
                                   William S. Robinson, CEO

                                   /s/ William A. Ince
                                   -------------------
                                   William A. Ince, CFO


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                                     Title                                        Date
         ----                                     -----                                        -----
/s/ William S. Robinson                     Chairman, CEO and                           September 28, 2000
-----------------------                     Treasurer
William S. Robinson

/s/ William A. Ince                         Director, President, Secretary              September 28, 2000
-------------------                         and CFO
William A. Ince

/s/ Denzel Jack Parsons                     Director                                    September 28, 2000
-----------------------
Denzel Jack Parsons

                                  EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
2.1                 Agreement and Plan of Reorganization between Integral
                    and Integral Vision Systems, Inc. dated March 11, 1997.
                    (Incorporated by reference to Exhibit 2.1 of Integral's
                    registration statement on Form 10-SB (file no. 0-28353)
                    filed December 2, 1999.)

2.2 Agreement and Plan of Reorganization between Integral and Emergent Technologies Corporation dated December 10,
                    1997. (Incorporated by reference to Exhibit 2.2 of Integral's registration statement on Form 10-SB (file no.
                    0-28353) filed December 2, 1999.)

3.1 Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.1 of Integral's registration statement on Form 10-SB (file no.
                    0-28353) filed December 2, 1999.)

3.2                 Bylaws, as amended and restated on December 31, 1997.
                    (Incorporated by reference to Exhibit 3.2 of Integral's registration statement on Form 10-SB (file no. 0-28353) filed December 2, 1999.)

4.1 Form of Securities Purchase Agreement between Integral and certain parties related to the purchase of Integral common stock to be registered pursuant to this offering
                    (Incorporated by reference to Exhibit 4.1 of Integral's registration statement on Form SB-2 (file no - 333-41938) filed July 21, 2000).

4.2 Form of Common Stock Purchase Warrant related to the offering of securities described in Exhibit 4.1
                    (Incorporated by reference to Exhibit 4.1 of Integral's registration statement on Form SB-2 (file no - 333-41938) filed July 21, 2000).

4.3                 Investment Agreement dated May 11, 2000, by and between
                    Integral and Swartz Private Equity, LLC (Incorporated by reference to Exhibit 4.1 of Integral's registration statement on Form SB-2 (file no - 333-41938) filed July 21,
                    2000).

4.4                 Warrant to purchase common stock issued to Swartz
                    Private Equity, LLC on May 11, 2000, exercisable to purchase an aggregate of 495,000 shares of common stock at $1.306 per share (subject to adjustment) until December 13, 2004, granted to Swartz in connection with the offering of securities described in Exhibit 4.3 (Incorporated by reference to Exhibit 4.1 of Integral's registration statement on Form SB-2 (file no - 333-41938) filed July 21,
                    2000).

4.5 Registration Rights Agreement, dated May 11, 2000, by and between Integral and Swartz Private Equity, LLC, related to the registration of the common stock to be sold pursuant to Exhibit 4.3 (Incorporated by reference to Exhibit 4.1 of Integral's registration statement on Form SB-2 (file no -
                    333-41938) filed July 21, 2000).

4.6 Warrant to Purchase Common Stock to be issued from time to time in connection with the offering of securities described in Exhibit 4.3 (Incorporated by reference to Exhibit 4.1 of Integral's registration statement on Form
                    SB-2 (file no - 333-41938) filed July 21, 2000).

4.7                 Warrant Side Agreement dated May 11, 2000 between
                    Integral and Swartz related to the offering of securities described in Exhibit 4.3 (Incorporated by reference to Exhibit 4.1 of Integral's registration statement on Form
                    SB-2 (file no - 333-41938) filed July 21, 2000).

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
10.1                Sublicense Agreement between Integral's subsidiary,
                    Emergent Technologies Corporation, and Integral Concepts,
                    Inc., dated January 2, 1996, relating to the Toroidal
                    Helical Antenna. (Incorporated by reference to Exhibit 10.1 of Integral's registration statement on Form 10-SB (file no.
                    0-28353) filed December 2, 1999.)

10.2                Agreement between Integral and West Virginia University
                    Research Corporation on Behalf of West Virginia University dated February 9, 1996, relating to RF Quarter-Wave Coaxial
                    Cavity Resonator. (Incorporated by reference to Exhibit 10.2 of Integral's registration statement on Form 10-SB (file no.
                    0-28353) filed December 2, 1999.)

10.3                Agreement between Integral and West Virginia University
                    Research Corporation on Behalf of West Virginia University dated February 9, 1996, relating to Counterfeit Currency
                    Determination Prototype. (Incorporated by reference to Exhibit 10.3 of Integral's registration statement on Form
                    10-SB (file no. 0-28353) filed December 2, 1999.)

10.4                Sublicense Agreement between Integral Concepts, Inc.
                    and Integral dated February 15, 1996, relating to the design, construction and operation of a Plasma Ignition
                    System. (Incorporated by reference to Exhibit 10.4 of Integral's registration statement on Form 10-SB (file no.
                    0-28353) filed December 2, 1999.)

10.5                Employment Agreement between Integral and William S.
                    Robinson dated October 1, 1997 and Addendum dated March 15,
                    1999. (Incorporated by reference to Exhibit 10.5 of Integral's registration statement on Form 10-SB (file no.
                    0-28353) filed December 2, 1999.)

10.6                Employment Agreement between Integral and William A.
                    Ince dated October 1, 1997 and Addendum dated March 15,
                    1999. (Incorporated by reference to Exhibit 10.6 of Integral's registration statement on Form 10-SB (file no.
                    0-28353) filed December 2, 1999.)

10.7                Employee Benefit And Consulting Services Compensation
                    Plan, as restated January 10, 1999. (Incorporated by reference to Exhibit 10.7 of Integral's registration statement on Form 10-SB (file no. 0-28353) filed December 2,
                    1999.)

10.8                Sublicense Agreement between Integral's subsidiary,
                    Integral Vision Systems, Inc., and Integral Concepts, Inc., dated February 15, 1994, relating to vision system technologies. (Incorporated by reference to Exhibit 10.8 of Integral's registration statement on Form 10-SB/A-1 (file no. 0-28353) filed February 8, 2000).

21.2 Subsidiaries of Integral (Incorporated by reference to Exhibit 21.2 of Integral's registration statement on Form
                    SB-2 (file no. 333-41938) filed July 21, 2000.)

27                  Financial Data Schedule. (Filed herewith).