Form 10QSB
period 2000-09-30
INTEGRAL TECHNOLOGIES INC /CN/
filed 2000-11-13
CIK 1018281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ________________ to ______________

                  Commission file number:
                                         ----------------

                           INTEGRAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                            NEVADA                                                                     98-0163519
-------------------------------------------------------------                              --------------------------------
(State or other jurisdiction of incorporation or organization)                             (IRS Employer Identification No.)

                              805 W. ORCHARD DRIVE, SUITE 3, BELLINGHAM, WASHINGTON 98225
----------------------------------------------------------------------------------------------------------------------------
                                         (Address of principal executive offices)

                                                      (360) 752-1982
                                               ---------------------------
                                               (issuer's telephone number)

                     ----------------------------------------------------------------------------------
                     (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 9, 2000, THE ISSUER HAD 26,332,062 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [X]

                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.                                                                     F-1

         Integral Technologies, Inc. and Subsidiaries
         September 30, 2000 and 1999

                  Report of Independent Accountants                                               F-2

                  Consolidated Balance Sheets
                  June 30, 2000 and
                  September 30, 2000 (unaudited)                                                  F-3

                  Consolidated Statements of Operations
                  From Inception (February 12, 1996) to September 30, 2000
                  (unaudited) and for the three months ended September 30, 2000
                  and 1999 (unaudited)                                                            F-4

                  Consolidated Statements of Stockholders' Equity
                  for the period ended September 30, 2000 (unaudited)                             F-5

                  Consolidated Statements of Cash Flows
                  From Inception (February 12, 1996) to September 30, 2000
                  (unaudited) and for the three months ended September 30, 2000
                  and 1999 (unaudited)                                                            F-6

                  Notes to Consolidated Financial Statements (unaudited)                          F-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITIONS AND RESULTS OF OPERATIONS                                                       2

PART II - OTHER INFORMATION                                                                        3


SIGNATURES                                                                                         6

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                     INTEGRAL TECHNOLOGIES AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

PANNELL KERR FORSTER


                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE DIRECTORS AND SHAREHOLDERS OF
INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

We have reviewed the accompanying consolidated balance sheet and statements of operations, cash flows and stockholders' equity of Integral Technologies Inc., as of September 30, 2000, and for the three-month period then ended. These financial statements are the responsibility of the Company's management.

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

                                       October 31, 2000

See notes to consolidated financial statements.

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (U.S. DOLLARS)


                                                                     SEPTEMBER 30,      JUNE 30,
                                                                          2000            2000
                                                                     -------------     -----------
ASSETS

CURRENT
  Cash                                                                $ 1,745,697      $ 2,908,700
  Accounts receivable                                                      76,643           75,641
  Inventory                                                                25,000           25,000
  Prepaid expenses                                                            165            5,395
                                                                      -----------      -----------

TOTAL CURRENT ASSETS                                                    1,847,505        3,014,736
PROPERTY AND EQUIPMENT                                                     40,288           41,580
LICENSE AGREEMENT AND INTANGIBLES                                       1,442,597        1,462,781
INVESTMENTS                                                               875,000          300,000
                                                                      -----------      -----------

TOTAL ASSETS                                                          $ 4,205,390      $ 4,819,097
                                                                      ===========      ===========

LIABILITIES

CURRENT
  Accounts payable and accruals                                       $   348,517      $   372,441
  Due to West Virginia University Research Corporation                    397,296          397,296
  Customer deposits                                                        13,232           13,232
  Short-term loan                                                          45,000           45,000
                                                                      -----------      -----------

TOTAL CURRENT LIABILITIES                                                 804,045          827,969
                                                                      -----------      -----------

STOCKHOLDERS' EQUITY

PREFERRED STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  20,000,000 Shares authorized
     664,410 (June 30, 2000 - 664,410) issued and outstanding             664,410          664,410
COMMON STOCK AND PAID IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  50,000,000 Shares authorized
  26,113,947 (June 30, 2000 - 26,032,062) issued and outstanding        8,497,261        8,384,781
SUBSCRIPTIONS RECEIVABLE                                                 (102,356)               0
PROMISSORY NOTES RECEIVABLE                                               (58,500)         (58,500)
OTHER COMPREHENSIVE INCOME                                                 46,518           46,293
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                       (5,645,988)      (5,045,856)
                                                                      -----------      -----------

TOTAL STOCKHOLDERS' EQUITY                                              3,401,345        3,991,128
                                                                      -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 4,205,390      $ 4,819,097
                                                                      ===========      ===========

See notes to consolidated financial statements.

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (U.S. DOLLARS)

                                                                                    PERIOD FROM
                                                                                    INCEPTION TO
                                                       THREE MONTHS ENDED        (FEBRUARY 12,1996)
                                                          SEPTEMBER 30,                  TO
                                                     2000              1999      SEPTEMBER 30, 2000
                                                 ------------      ------------  ------------------
REVENUE                                          $          0      $          0      $   172,417
COST OF SALES                                               0                 0          197,188
                                                 ------------      ------------      -----------

                                                            0                 0          (24,771)
                                                 ------------      ------------      -----------

EXPENSES
  Salaries and benefits                               255,812            60,000        1,224,801
  Legal and accounting                                 83,116                 0          548,353
  Research and development                             55,447            18,585        1,118,811
  Advertising                                          45,145                 0          153,731
  Travel and entertainment                             42,399            10,326          396,048
  General and administrative                           34,826             5,088          270,842
  Consulting                                           35,700            50,700          931,121
  Rent                                                 21,343             5,335          135,443
  Telephone                                            15,365             3,062          163,762
  Interest on beneficial conversion feature            10,124                 0          576,580
  Bad debt                                                  0                 0            2,568
  Write-down of license and operating assets                0                 0          424,654
  Bank charges and interest, net                      (30,601)           83,902          119,674
  Depreciation and amortization                        23,151             2,000          149,367
                                                 ------------      ------------      -----------

                                                      591,827           238,998        6,215,755
                                                 ------------      ------------      -----------

LOSS BEFORE EXTRAORDINARY ITEM                        591,827           238,998        6,240,526

EXTRAORDINARY ITEM
  Cancellation of debt                                      0                 0         (602,843)
                                                 ------------      ------------      -----------

NET LOSS FOR PERIOD                              $    591,827      $    238,998      $ 5,637,683
                                                 ============      ============      ===========

NET LOSS PER COMMON SHARE                        $      (0.02)     $     (0.01)
                                                 ============      ============      ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                        26,033,842        22,076,306
                                                 ============      ============      ===========


See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(U.S. DOLLARS)

                                                    COMMON                  PREFERRED
                                                  STOCK AND                 STOCK AND
                                   SHARES OF       PAID-IN     SHARES OF     PAID-IN
                                    COMMON         CAPITAL     PREFERRED     CAPITAL                    PROMISSORY      OTHER
                                    STOCK         IN EXCESS      STOCK      IN EXCESS   SUBSCRIPTIONS      NOTES     COMPREHENSIVE
                                    ISSUED         OF PAR       ISSUED       OF PAR      RECEIVABLE     RECEIVABLE      INCOME
                                  ----------     ----------    ---------    ---------   -------------   ----------   -------------
BALANCE, JUNE 30, 1999            22,087,062     $4,016,267           0     $      0     $       0      $(284,068)      $44,679

SHARES ISSUED FOR
  Cash on private placement        2,650,000      3,975,000           0            0             0              0             0
  Exercise of options              1,245,000        256,700           0            0             0              0             0
  Release from escrow                      0         75,558           0            0             0              0             0
  Services                            50,000         13,000           0            0             0              0             0
On settlement of debt                      0              0     664,410      664,410             0              0             0
Stock option benefit                       0         48,256           0            0             0              0             0
Promissory note repayment                  0              0           0            0             0        225,568             0
Foreign currency translation               0              0           0            0             0              0         1,614
Net loss for year                          0              0           0            0             0              0             0
                                  ----------     ----------     -------     --------     ---------      ---------       -------

BALANCE JUNE 30, 2000             26,032,062      8,384,781     664,410      664,410             0        (58,500)       46,293

Shares issued for cash                81,885        112,480           0            0      (102,356)             0             0
Dividends on preferred shares              0              0           0            0             0              0             0
Foreign currency translation               0              0           0            0             0              0           225
Net loss for period                        0              0           0            0             0              0             0
                                  ----------     ----------     -------     --------     ---------      ---------       -------

BALANCE,SEPTEMBER 30, 2000        26,113,947     $8,497,261     664,410     $664,410     $(102,356)     $ (58,500)      $46,518
                                  ==========     ==========     =======     ========     =========      =========       =======

                                         DEFICIT
                                       ACCUMULATED
                                       DURING THE          TOTAL
                                       DEVELOPMENT     STOCKHOLDERS'
                                          STAGE           EQUITY
                                       -----------     -------------
BALANCE, JUNE 30, 1999                 $(3,508,454)     $   268,424

SHARES ISSUED FOR
  Cash on private placement                      0        3,975,000
  Exercise of options                            0          256,700
  Release from escrow                            0           75,558
  Services                                       0           13,000
On settlement of debt                            0          664,410
Stock option benefit                             0           48,256
Promissory note repayment                        0          225,568
Foreign currency translation                     0            1,614
Net loss for year                       (1,537,402)      (1,537,402)
                                       -----------      -----------

BALANCE JUNE 30, 2000                   (5,045,856)       3,991,128

Shares issued for cash                           0           10,124
Dividends on preferred shares               (8,305)          (8,305)
Foreign currency translation                     0              225
Net loss for period                       (591,827)        (591,827)
                                       -----------      -----------

BALANCE,SEPTEMBER 30, 2000             $(5,645,988)     $ 3,401,345
                                       ===========      ===========


See notes to consolidated financial statements.

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (U.S. DOLLARS)

                                                                                               PERIOD FROM
                                                                                            FEBRUARY 12, 1996
                                                                  THREE MONTHS ENDED           (INCEPTION)
                                                                      SEPTEMBER 30,              THROUGH
                                                                  2000            1999      SEPTEMBER 30, 2000
                                                              -----------       ---------   ------------------
OPERATING ACTIVITIES
  Net loss                                                    $  (591,827)      $(238,998)      $(5,637,683)
  Item not involving cash
     Depreciation and amortization                                 26,276           2,000           169,501
     Extraordinary item                                                 0               0          (602,843)
     Consulting services and financing fees                             0               0           361,719
     Stock option compensation benefit                                  0               0           118,856
     Interest on beneficial conversion                             10,124               0           576,580
     Settlement of lawsuit                                              0               0            15,000
     Write-down of license and operating assets                         0               0           424,654
CHANGES IN NON-CASH WORKING CAPITAL
  Due from affiliated company                                           0               0          (116,000)
  Notes and account receivable                                     (1,002)              0          (108,144)
  Inventory                                                             0               0           (25,000)
  Prepaid expenses                                                  5,230               0              (165)
  Deferred revenue                                                      0               0            13,232
  Other                                                                 0               0            (2,609)
  Accounts payable and accruals                                   (32,229)        424,428           748,453
  Due to West Virginia University Research Corporation                  0               0           397,296
  Short-term loans                                                      0          31,100                 0
  Loans payable                                                         0        (376,170)                0
                                                              -----------       ---------       -----------
CASH USED IN OPERATING ACTIVITIES                                (583,428)       (157,640)       (3,667,153)
                                                              -----------       ---------       -----------

INVESTING ACTIVITIES
  Purchase of property, equipment and intangible assets            (4,800)              0          (139,334)
  Assets acquired and liabilities assumed on purchase of
  subsidiary                                                            0               0          (129,474)
  Investment purchase                                            (575,000)              0        (1,625,000)
  License agreement                                                     0               0          (124,835)
                                                              -----------       ---------       -----------
CASH USED IN INVESTING ACTIVITIES                                (579,800)              0        (2,018,643)
                                                              -----------       ---------       -----------

FINANCING ACTIVITIES
  Liability to issue common stock                                       0          60,000                 0
  Issuance of common stock                                              0         131,428         6,028,157
  Advances from stockholders (net of repayments)                        0               0           984,238
  Share issue cost                                                      0               0          (227,420)
  Proceeds from convertible debentures                                  0               0           600,000
                                                              -----------       ---------       -----------
CASH PROVIDED BY FINANCING ACTIVITIES                                   0         191,428         7,384,975
                                                              -----------       ---------       -----------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                        225               0            46,518
INFLOW (OUTFLOW) OF CASH                                       (1,163,003)         33,788         1,745,697
CASH, BEGINNING OF PERIOD                                       2,908,700             643                 0
                                                              -----------       ---------       -----------

CASH, END OF PERIOD                                           $ 1,745,697       $  34,431       $ 1,745,697
                                                              ===========       =========       ===========


See notes to consolidated financial statements.

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)
                                 (U.S. DOLLARS)

BASIS OF PRESENTATION

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's June 30, 2000 Form 10-KSB.

In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 2000 and June 30, 2000 and the consolidated results of operations and the consolidated statements of cash flows for the three months ended September 30, 2000 and 1999. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

ITEM 2. PLAN OF OPERATION

The Company recorded revenues from operations for the first time in the fourth quarter of the fiscal year ended June 30, 2000 in the amount of $172,417. However, the Company is still considered a development stage company for accounting purposes. From inception on February 12, 1996 through September 30, 2000, the Company has incurred a cumulative net loss of approximately $5,637,683 million for that period. The Company had no revenues during the quarter ended September 30, 2000.

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

On May 11, 2000, the Company entered into an Investment Agreement and a Registration Rights Agreement with Swartz Private Equity, LLC ("Swartz"). Pursuant to the terms of the Investment Agreement, the Company may, in its sole discretion and subject to certain restrictions, periodically sell ("Put") shares of common stock to Swartz for up to an aggregate of $25 million. On September 26, 2000, the Company issued 300,000 shares to Swartz pursuant to a Put of up to that number of shares. The number of shares purchased and the price per share were determined pursuant to the terms of the Investment Agreement. The September 26, 2000 Put resulted in Swartz purchasing 81,885 shares for net proceeds to the Company of $102,356. The balance of 218,115 shares shall remain outstanding for use in connection with a subsequent put(s).

Management believes that the Company will have adequate financial resources to fund its operations over the next twelve months.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There have been no material developments in any of the legal proceedings described in the Company's annual report on Form 10-KSB for the year ended June 30, 2000.

ITEM 2. CHANGES IN SECURITIES.

         (c) On May 11, 2000, the Company entered into an investment agreement and a Registration Rights Agreement with Swartz Private Equity, LLC ("Swartz"). Pursuant to the terms of the Investment Agreement, the Company may, in its sole discretion and subject to certain restrictions, periodically sell shares of common stock to Swartz for up to an aggregate of $25 million. On September 26, 2000, the Company issued 300,000 shares to Swartz pursuant to a Put of up to that number of shares. The number of shares purchased and the price per share were determined pursuant to the terms of the Investment Agreement. The September 26, 2000 Put resulted in Swartz purchasing 81,885 shares for net proceeds to the Company of $102,356. The balance of 218,115 shares shall remain outstanding for use in connection with a subsequent put(s). The Company believes that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D.

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

10.3            Agreement between Integral and West Virginia University Research Corporation on Behalf of West
                Virginia University dated February 9, 1996, relating to Counterfeit Currency.  Determination
                Prototype. (Incorporated by reference to Exhibit 10.3 of Integral's registration statement on Form
                10-SB (file no. 0-28353) filed December 2, 1999.)

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

                                        INTEGRAL TECHNOLOGIES, INC.

                                        By:  /s/ William S. Robinson
                                           -------------------------------------
                                           William S. Robinson, Chairman, Chief
                                           Executive Officer, Treasurer and
                                           Director

                                        By:  /s/ William A. Ince
                                           -------------------------------------
                                           William A. Ince, President,
                                           Secretary, Chief Financial Officer
                                           and Director

Date: November 13, 2000

                                 EXHIBIT INDEX

NUMBER            BRIEF DESCRIPTION
------            -----------------
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

NUMBER            BRIEF DESCRIPTION
------            -----------------
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

10.4              Sublicense Agreement between Integral Concepts, Inc. and Integral dated February 15, 1996, relating to the design, construction and operation of a Plasma Ignition System. (Incorporated by reference to Exhibit
                  10.4 of Integral's registration statement on Form 10-SB (file no.0-28353) filed December 2, 1999.)

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