Form 10QSB
period 2000-12-31
INTEGRAL TECHNOLOGIES INC /CN/
filed 2001-02-14
CIK 1018281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

       [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from                  to
                                       ----------------    --------------

                        Commission file number: 0-28353

                           INTEGRAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             NEVADA                                          98-0163519
-------------------------------                       --------------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)

           805 W. ORCHARD DRIVE, SUITE 3, BELLINGHAM, WASHINGTON 98225
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (360) 752-1982
                           --------------------------
                           (issuer's telephone number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF FEBRUARY 9, 2001, THE ISSUER HAD 26,849,062 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]     No [X]

                                      INDEX



                                                                                                        PAGE
                                                                                                        ----
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.
                                                                                                         F-1
         Integral Technologies, Inc. and Subsidiaries
         December 31, 2000 & 1999 (unaudited)

                  Page Intentionally Left Blank                                                          F-2

                  Consolidated Balance Sheets
                  June 30, 2000 and December 31, 2000 (unaudited)                                        F-3

                  Consolidated Statements of Operations (Loss)
                  From Inception (February 12, 1996) to December 31, 2000
                  (unaudited) and for the three months ended December 31, 2000 and 1999 (unaudited) and for the six months ended December 31,
                  2000 and 1999 (unaudited)                                                              F-4

                  Consolidated Statements of Changes in Stockholders' Equity
                  for the period ended December 31, 2000 (unaudited)                                     F-5

                  Consolidated Statements of Cash Flows
                  From Inception (February 12, 1996) to December 31, 2000
                  (unaudited) and for the six months ended December 31, 2000 and
                  1999 (unaudited)                                                                       F-6

                  Notes to Consolidated Financial Statements (unaudited)                                 F-7

ITEM 2.  PLAN OF OPERATION.                                                                               2

PART II - OTHER INFORMATION                                                                               3

SIGNATURES                                                                                                6

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                  INTEGRAL TECHNOLOGIES, INC. AND SUBSIDIARIES
                              FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                 (U.S. DOLLARS)
                                   (UNAUDITED)


                                                                      DECEMBER 31,        JUNE 30,
                                                                          2000              2000
                                                                      ------------      ------------
ASSETS
CURRENT
  Cash                                                                $    818,969      $  2,908,700
  Accounts receivable                                                       37,578            75,641
  Inventory                                                                 46,842            25,000
 Prepaid expenses                                                              165             5,395
                                                                      ------------      ------------
TOTAL CURRENT ASSETS                                                       903,554         3,014,736
PROPERTY AND EQUIPMENT                                                      89,948            41,580
LICENSE AGREEMENTS AND INTANGIBLES                                       1,422,413         1,462,781
INVESTMENTS                                                              1,250,000           300,000
                                                                      ------------      ------------
TOTAL ASSETS                                                          $  3,665,915      $  4,819,097
                                                                      ============      ============
LIABILITIES
CURRENT
  Accounts payable and accruals                                       $    600,546      $    372,441
  Due to West Virginia University Research Corporation                     397,296           397,296
  Customer deposits                                                         13,232            13,232
  Short-term loan                                                           45,000            45,000
                                                                      ------------      ------------
TOTAL CURRENT LIABILITIES                                                1,056,074           827,969
                                                                      ------------      ------------
STOCKHOLDERS' EQUITY
PREFERRED STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  20,000,000 Shares authorized
       564,410 (June 30, 2000 - 664,410) issued and outstanding            564,410           664,410
COMMON STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  50,000,000 Shares authorized
  26,352,062 (June 30, 2000 - 26,032,062) issued and outstanding         8,500,261         8,384,781
PROMISSORY NOTES RECEIVABLE                                                (58,500)          (58,500)
OTHER COMPREHENSIVE INCOME                                                  46,518            46,293
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                        (6,442,848)       (5,045,856)
                                                                      ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                                               2,609,841         3,991,128
                                                                      ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  3,665,915      $  4,819,097
                                                                      ============      ============

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (U.S. DOLLARS)
                                   (UNAUDITED)


                                                                                                               PERIOD FROM
                                                                                                               INCEPTION TO
                                                                                                               FEBRUARY 16,
                                                    THREE MONTHS ENDED             SIX MONTHS ENDED              1996 TO
                                               DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                   2000            1999            2000           1999             2000
                                               ------------    ------------    ------------    ------------    ------------
REVENUE                                        $      8,571    $          0    $      8,571    $          0    $    180,988
COST OF SALES                                         5,360               0           5,360               0         202,548
                                               ------------    ------------    ------------    ------------    ------------
                                                      3,211               0           3,211               0         (21,560)
                                               ------------    ------------    ------------    ------------    ------------
EXPENSES
  Salaries and benefits                             275,412          60,000         541,348         120,000       1,510,337
  Research and development                           89,706          42,961         145,153          61,546       1,208,517
  Legal and accounting                               44,537          10,500         127,653          10,500         592,890
  Travel and entertainment                           67,326          10,412         109,725          20,738         463,374
  Advertising                                        57,642           1,950         102,787           1,950         211,373
  Consulting                                         38,661          45,250          74,361          95,950         969,782
  General and administrative                         29,129           7,240          63,955          12,014         299,971
  Bad debt                                           48,750               0          48,750               0          51,318
  Rent                                               19,083           6,536          40,426          11,871         154,526
  Telephone                                          12,920           7,366          28,285          10,743         176,682
  Interest on beneficial conversion feature               0               0               0               0         566,456
  Write-down of license and operating assets              0               0               0               0         424,654
  Bank charges and interest, net                    (20,725)         15,878         (51,326)         99,780          98,949
  Depreciation and amortization                      29,325           2,000          52,476           4,000         178,692
                                               ------------    ------------    ------------    ------------    ------------
                                                    691,766         210,093       1,283,593         449,092       6,907,521
                                               ------------    ------------    ------------    ------------    ------------
LOSS BEFORE EXTRAORDINARY ITEM                      688,555         210,093       1,280,382         449,092       6,929,081
EXTRAORDINARY ITEM
  Cancellation of debt                                    0               0               0               0        (602,843)
                                               ------------    ------------    ------------    ------------    ------------
NET LOSS FOR PERIOD                            $    688,555    $    210,093    $  1,280,382    $    449,092    $  6,326,238
                                               ============    ============    ============    ============    ============
NET LOSS PER COMMON SHARE                      $      (0.03)   $      (0.01)   $      (0.05)   $      (0.01)
                                               ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                      26,332,262      22,735,819      26,182,171      22,255,396
                                               ============    ============    ============    ============

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (U.S. DOLLARS)
                                   (UNAUDITED)


                                              COMMON                 PREFERRED
                                             STOCK AND               STOCK AND                               DEFICIT
                                  SHARES OF   PAID-IN    SHARES OF    PAID-IN                              ACCUMULATED
                                   COMMON     CAPITAL    PREFERRED    CAPITAL    PROMISSORY      OTHER     DURING THE      TOTAL
                                   STOCK     IN EXCESS     STOCK     IN EXCESS      NOTES    COMPREHENSIVE DEVELOPMENT STOCKHOLDERS'
                                   ISSUED     OF PAR      ISSUED      OF PAR     RECEIVABLE      INCOME       STAGE        EQUITY
                                 ----------  ----------  ---------   ---------   ----------- ------------- ----------- -------------

BALANCE, JUNE 30, 1999           22,087,062  $4,016,267          0   $       0   $  (284,068)  $  44,679  $(3,508,454)  $   268,424
SHARES ISSUED FOR
  Cash on private placement       2,650,000   3,975,000          0           0             0           0            0     3,975,000
  Exercise of options             1,245,000     256,700          0           0             0           0            0       256,700
  Release from escrow                     0      75,558          0           0             0           0            0        75,558
  Services                           50,000      13,000          0           0             0           0            0        13,000
  On settlement of debt                   0           0    664,410     664,410             0           0            0       664,410
  Stock option benefit                    0      48,256          0           0             0           0            0        48,256
  Promissory note repayment               0           0          0           0       225,568           0            0       225,568
  Foreign currency translation            0           0          0           0             0       1,614            0         1,614
  Net loss for the year                   0           0          0           0             0           0   (1,537,402)   (1,537,402)
                                 ----------  ----------  ---------   ---------   -----------   ---------  -----------   -----------
BALANCE, JUNE 30, 2000           26,032,062   8,384,781    664,410     664,410       (58,500)     46,293   (5,045,856)    3,991,128
  Exercise of options                20,000       3,000          0           0             0           0            0         3,000
  Shares issued for cash             81,885     112,480          0           0             0           0            0       112,480
  Dividends on preferred shares           0           0          0           0             0           0      (16,610)      (16,610)
  Held in escrow                    218,115           0          0           0             0           0            0             0
  Redeemed                                0           0   (100,000)   (100,000)            0           0     (100,000)     (200,000)
  Foreign currency translation            0           0          0           0             0         225            0           225
  Net loss for period                     0           0          0           0             0           0   (1,280,382)   (1,280,382)
                                 ----------  ----------  ---------   ---------   -----------   ---------  -----------   -----------
BALANCE, DECEMBER 31, 2000       26,352,062  $8,500,261    564,410   $ 564,410   $   (58,500)  $  46,518  $(6,442,848)  $ 2,609,841
                                 ==========  ==========  =========   =========   ===========   =========  ===========   ===========

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (U.S. DOLLARS)


                                                                                       PERIOD FROM
                                                                                       FEBRUARY 12,
                                                                                          1996
                                                                                       (INCEPTION)
                                                           SIX MONTHS ENDED              THROUGH
                                                      DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                                         2000              1999            2000
                                                    ----------------   ------------    ------------
OPERATING ACTIVITIES
    Net loss                                         $ (1,280,382)    $   (449,092)    $ (6,326,238)
    Adjustments to reconcile net loss to
    net cash used in operating activities
      Depreciation and amortization                        52,476            4,000          195,701
      Extraordinary item                                        0                0         (602,843)
      Consulting services and financing fees                    0                0          361,719
      Stock option compensation benefit                    10,124                0          128,980
      Interest on beneficial conversion                         0                0          566,456
      Settlement of lawsuit                                     0                0           15,000
      Write-down of license and operating assets                0                0          424,654
   Changes in non-cash working capital
      Due from affiliated company                               0                0         (116,000)
      Notes and accounts receivable                        38,063                0          (69,079)
      Inventory                                           (21,842)               0          (46,842)
      Prepaid expenses                                      5,230                0             (165)
      Deferred revenue                                          0                0           13,232
      Other                                                     0                0           (2,609)
      Accounts payable and accruals                        11,495          185,514          792,177
      Due to West Virginia University                           0                0          397,296
    Short-term loans                                            0                0                0
    Loans payable                                               0                0                0
                                                     ------------     ------------     ------------
CASH USED IN OPERATING ACTIVITIES                      (1,184,836)        (259,578)      (4,268,561)
                                                     ------------     ------------     ------------
INVESTING ACTIVITIES
   Purchase of property, equipment
      and intangibles assets                              (60,476)               0         (195,010)
    Assets acquired and liabilities
     assumed on purchase of subsidiary                          0                0         (129,474)
    Investment purchase                                  (950,000)               0       (2,000,000)
    License agreement                                           0                0         (124,835)
                                                     ------------     ------------     ------------
NET CASH USED BY INVESTING ACTIVITIES                  (1,010,476)               0       (2,449,319)
                                                     ------------     ------------     ------------
FINANCING ACTIVITIES
    Subscriptions receivable                                    0                0                0
    Liability to issue common stock                             0                0                0
    Issuance of common stock                              105,356          154,579        6,133,513
    Advances from stockholders, net of repayments               0                0          984,238
    Share issue costs                                           0                0         (227,420)
    Proceeds from convertible debentures                        0          200,000          600,000
                                                     ------------     ------------     ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 105,356          354,579        7,490,331
                                                     ------------     ------------     ------------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                225                0           46,518
                                                     ------------     ------------     ------------
INFLOW (OUTFLOW) OF CASH                               (2,089,731)          95,001          818,969
CASH, BEGINNING OF PERIOD                               2,908,700              647                0
                                                     ------------     ------------     ------------
CASH, END OF PERIOD                                  $    818,969     $     95,648     $    818,969
                                                     ============     ============     ============

                           INTEGRAL TECHNOLOGIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED DECEMBER 31, 2000
                                 (U.S. DOLLARS)



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

         In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at December 31, 2000 and June 30, 2000 and the consolidated results of operations for the six months and three months ended December 31, 2000 and 1999 and the consolidated statements of cash flows for the six months ended December 31, 2000 and 1999. The results of operations for the six months and three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.       STOCKHOLDERS' EQUITY

         During the period, the Company

         (a) issued 20,000 shares on exercise of stock options for total proceeds of $3,000.

         (b)      redeemed 100,000 preferred shares at $2.00 per share.

ITEM 2.  PLAN OF OPERATION.

The Company recorded revenues of $172,417 from operations for the first time in the fourth quarter of the fiscal year ended June 30, 2000. However, the Company is still considered a development stage company for accounting purposes. From inception on February 12, 1996 through December 31, 2000, the Company has incurred a cumulative net loss of approximately $6,326,238. The Company recorded revenues of $8,571 during the quarter ended December 31, 2000.

As a result of commercial interest in the antenna products of the Company's subsidiary, Antek Wireless, Inc., the Company intends to continue to focus substantially all of its resources on the commercialization and sales of the Antek antenna products. As a result, the Company will devote a limited amount of its resources on the research, development and commercialization of its other technologies during the next twelve months.

While management believes that each of the Antek antenna products is ready to be commercialized, ongoing research and development will be necessary over the next twelve months and will be focused on adapting and "fine-tuning" the antenna products for different applications and uses. The Company has filed three provisional patent applications with the U.S. Patent and Trademark Office for various Antek antenna products, and anticipates filing additional provisional patent applications as warranted over the next twelve months.

The Company is not in the manufacturing business and does not expect to make any capital purchases of a manufacturing plant or significant equipment in the next twelve months. The Company will rely on contract manufacturers to produce its antenna products.

During the next twelve months, Antek plans to further enhance its current management team. Additionally, Antek anticipates that it will create additional sales and administrative positions as necessary to meet anticipated customer demand.

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

Management believes that the Company has adequate financial resources to fund its operations over the next three to six months. If the Company does not earn adequate revenues to sufficiently fund operations following this time period, the Company will attempt to raise capital through the sale of its securities pursuant to the Investment Agreement with Swartz. There can be no assurance, however, that additional financing will be available when needed or on terms acceptable to the Company.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS. There have been no material developments in any of the legal proceedings described in the Company's annual report on Form 10-KSB for the year ended June 30, 2000.

ITEM 2.  CHANGES IN SECURITIES.

         (i) On December 28, 2000, the Company issued 20,000 shares of its common stock to one person upon exercise of an option pursuant to the Employee Benefit and Consulting Services Compensation Plan. The Company issued the shares in consideration for the payment of $3,000. This transaction did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

         (ii) On January 18, 2001, in consideration of prevailing market conditions, the Company's Board of Directors extended to the ten holders of warrants issued on March 31, 2000 in connection with a private placement, an opportunity to exercise such warrants at a reduced exercise price of $.80 per share (original exercise price of $1.80), provided that payment is received by the Company by February 28, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.

ITEM 5.  OTHER INFORMATION.

         (i) The Board of Directors accepted the resignation of Denzil Jack Parsons II as a director of the Company effective December 12, 2000.

         (ii) On January 2, 2001, the Company established a stock-based compensation incentive plan for certain eligible participants which covers up to 2,500,000 shares of common stock of the Company. The purpose of the plan is to promote the best interests of the Company and its stockholders by providing a means of non-cash remuneration to selected eligible participants who contribute most to the operating progress of the Company.

         (iii) On January 2, 2001, the Company executed employment agreements with: (i) William A. Ince, a director and the President, Secretary and CFO of the Company; and (ii) William S. Robinson, the Chairman, CEO and Treasurer of the Company. Each employment agreement provides for a two year term, an annual salary of $156,000 and fully vested options to purchase 240,000 shares of the Company's common stock at an exercise price of $.65 per share, expiring on December 31, 2005.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

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

4.8 Form of Addendum Letter sent by Integral to the ten holders of warrants issued March 31, 2000 in connection with the offering described in Exhibits 4.1 and 4.2 (Filed herewith).

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

10.9 Employment Agreement between Integral and William S. Robinson dated January 2, 2001 (Filed herewith).

10.10 Employment Agreement between Integral and William A. Ince dated January 2, 2001 (Filed herewith).

10.11 Integral Technologies, Inc. 2001 Stock Plan dated January 2, 2001 (Filed herewith).

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


                                     INTEGRAL TECHNOLOGIES, INC.


                                     By:  /s/ William S. Robinson
                                          ------------------------------------
                                          William S. Robinson, Chairman, Chief
                                          Executive Officer,
                                          Treasurer and Director

                                     By:  /s/ William A. Ince
                                          ------------------------------------
                                          William A. Ince, President, Secretary,
                                          Chief Financial Officer and Director

Date: February 13, 2001

                               INDEX TO EXHIBITS


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


4.8 Form of Addendum Letter sent by Integral to the ten holders of warrants issued March 31, 2000 in connection with the offering described in Exhibits 4.1 and 4.2 (Filed herewith).

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

10.9        Employment Agreement between Integral and William S. Robinson dated
            January 2, 2001 (Filed herewith).

10.10       Employment Agreement between Integral and William A. Ince dated
            January 2, 2001 (Filed herewith).

10.11       Integral Technologies, Inc. 2001 Stock Plan dated January 2, 2001
            (Filed herewith).

21.2 Subsidiaries of Integral (Incorporated by reference to Exhibit 21.2 of Integral's registration statement on Form SB-2 (file no.
            333-41938) filed July 21, 2000.)