Form 10QSB
period 2001-03-31
INTEGRAL TECHNOLOGIES INC /CN/
filed 2001-05-21
CIK 1018281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

    [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from                  to
                                       ----------------    ----------------

                        Commission file number: 0-28353

                           INTEGRAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                          NEVADA                                                    98-0163519
--------------------------------------------------------------           ---------------------------------
(State or other jurisdiction of incorporation or organization)           (IRS Employer Identification No.)

           805 W. ORCHARD DRIVE, SUITE 3, BELLINGHAM, WASHINGTON 98225
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (360) 752-1982
                           ---------------------------
                           (issuer's telephone number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 18, 2001, THE ISSUER HAD 26,949,062 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                          PAGE
                                                                                                        ----

ITEM 1. FINANCIAL STATEMENTS.

Integral Technologies, Inc. and Subsidiaries
March 31, 2001 (unaudited)                                                                               F-1

Consolidated Balance Sheets
June 30, 2000 and March 31, 2001 (unaudited)                                                             F-2

Consolidated Statements of Operations and Deficit From Inception (February 12,
1996) to March 31, 2001 (unaudited) and for the three months ended March 31,
2001 and 2000 (unaudited) and for the nine months ended
March 31, 2001 and 2000 (unaudited)                                                                      F-3

Consolidated Statements of Changes in Stockholders' Equity
for the period ended March 31, 2001 (unaudited)                                                          F-4

Consolidated Statements of Cash Flows From Inception (February 12, 1996) to
March 31, 2001 (unaudited) and for the nine months ended
March 31, 2001 and 2000 (unaudited)                                                                      F-5

Notes to Consolidated Financial Statements (unaudited)                                                   F-6

ITEM 2. PLAN OF OPERATION.                                                                                 2

PART II - OTHER INFORMATION                                                                                3

SIGNATURES                                                                                                 6

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001
(U.S. DOLLARS)
(UNAUDITED)

INDEX                                                                                              PAGE
-----                                                                                              ----

FINANCIAL STATEMENTS

Consolidated Balance Sheets                                                                        F-2

Consolidated Statements of Operations and Deficit                                                  F-3

Consolidated Statements of Stockholders' Equity                                                    F-4

Consolidated Statements of Cash Flows                                                              F-5

Notes to Consolidated Financial Statements                                                         F-6

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(U.S. DOLLARS)
(UNAUDITED)

                                                                       MARCH 31,        JUNE 30,
                                                                         2001             2000
                                                                      -----------      -----------

ASSETS

CURRENT
  Cash                                                                $   215,769      $ 2,908,700
  Accounts receivable                                                      27,344           75,641
  Inventory                                                                46,842           25,000
  Prepaid expenses                                                            165            5,395
                                                                      -----------      -----------
TOTAL CURRENT ASSETS                                                      290,120        3,014,736
PROPERTY AND EQUIPMENT                                                     90,089           41,580
LICENSE AGREEMENTS AND INTANGIBLES                                      1,402,230        1,462,781
INVESTMENTS                                                             1,250,000          300,000
                                                                      -----------      -----------
TOTAL ASSETS                                                          $ 3,032,439      $ 4,819,097
                                                                      ===========      ===========

LIABILITIES

CURRENT
  Accounts payable and accruals                                       $   503,289      $   372,441
  Due to West Virginia University Research Corporation                    397,296          397,296
  Customer deposits                                                        13,232           13,232
  Short-term loan                                                               0           45,000
                                                                      -----------      -----------
TOTAL CURRENT LIABILITIES                                                 913,817          827,969
                                                                      -----------      -----------
STOCKHOLDERS' EQUITY

PREFERRED STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  20,000,000 Shares authorized
     564,410 (June 30, 2000 - 664,410) issued and outstanding             564,410          664,410
COMMON STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  50,000,000 Shares authorized
  26,849,062 (June 30, 2000 - 26,032,062) issued and outstanding        8,932,396        8,384,781
PROMISSORY NOTES RECEIVABLE                                               (58,500)         (58,500)
OTHER COMPREHENSIVE INCOME                                                 46,267           46,293
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                       (7,365,951)      (5,045,856)
                                                                      -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                                              2,118,622        3,991,128
                                                                      -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 3,032,439      $ 4,819,097
                                                                      ===========      ===========

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED OPERATIONS AND DEFICIT
(UNAUDITED)
(U.S. DOLLARS)

                                                                                                                     PERIOD FROM
                                                   THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS      FEB. 16, 1996
                                                      ENDED           ENDED           ENDED           ENDED      (INCEPTION) THROUGH
                                                  MARCH 31, 2001  MARCH 31, 2000  MARCH 31, 2001  MARCH 31, 2000   MARCH 31, 2001
                                                  --------------  --------------  --------------  -------------- -------------------

REVENUE                                            $          0    $          0    $      8,571    $          0     $    180,988
COST OF SALES                                                 0               0           5,360               0          202,548
                                                   ------------    ------------    ------------    ------------     ------------
                                                              0               0           3,211               0          (21,560)
                                                   ------------    ------------    ------------    ------------     ------------
EXPENSES
  Interest on beneficial conversion feature        $          0    $          0    $          0    $          0     $    566,456
  Write-down of license and operating assets                  0               0               0               0          424,652
  Research and development                               23,763           5,427         168,916          66,976        1,232,280
  Travel and entertainment                               38,431          23,553         148,156          44,290          501,805
  Consulting                                             44,972         119,308         119,333         215,258        1,014,754
  Salaries and benefits (note 2(b))                     596,436         126,704       1,137,784         246,705        2,106,773
  Legal and accounting                                  102,381          92,484         230,034         102,984          695,271
  Bank charges and interest, net                         (3,311)        (42,563)        (54,637)         57,216           95,638
  Advertising                                            30,109          11,269         132,896          13,219          241,482
  Telephone                                               5,620          12,623          33,905          23,365          182,302
  General and administrative                             34,774          24,109          98,729          36,119          334,745
  Rent                                                   17,815          12,835          58,241          24,706          172,341
  Minority interest's share of subsidiary's losses            0          (1,085)              0         (13,394)               0
  Depreciation and amortization                          25,058           2,000          77,534           6,000          203,750
  Bad debt                                                    0               0          48,750               0           51,318
                                                   ------------    ------------    ------------    ------------     ------------
                                                        916,048         386,664       2,199,641         823,444        7,823,567
                                                   ------------    ------------    ------------    ------------     ------------
LOSS BEFORE EXTRAORDINARY ITEM                          916,048         386,664       2,196,430         823,444        7,845,127

EXTRAORDINARY ITEM
 Cancellation of debt                                         0               0               0               0         (602,843)
                                                   ------------    ------------    ------------    ------------     ------------
NET LOSS FOR PERIOD                                $    916,048    $    386,664    $  2,196,430    $    823,444     $  7,242,284
                                                   ============    ============    ============    ============     ============
NET LOSS PER COMMON SHARE                          $       0.03    $       0.02    $       0.08    $       0.04
                                                   ============    ============    ============    ============     ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                          26,791,749      22,717,479      26,356,807      22,417,870
                                                   ============    ============    ============    ============     ============

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(U.S. DOLLARS)
(UNAUDITED)

                                                        COMMON                          PREFERRED
                                                       STOCK AND                        STOCK AND
                                        SHARES OF       PAID-IN         SHARES OF        PAID-IN
                                         COMMON         CAPITAL         PREFERRED        CAPITAL        PROMISSORY
                                         STOCK         IN EXCESS          STOCK         IN EXCESS          NOTES
                                         ISSUED         OF PAR            ISSUED         OF PAR         RECEIVABLE
                                       ----------     -----------       ---------      -----------      -----------

BALANCE, JUNE 30, 1999                 22,087,062     $ 4,016,267               0      $         0      $  (284,068)
Shares Issued for
    Cash on private placement           2,650,000       3,975,000               0                0                0
    Exercise of options                 1,245,000         256,700               0                0                0
    Release from escrow                         0          75,558               0                0                0
    Services                               50,000          13,000               0                0                0
    On settlement of debt                       0               0         664,410          664,410                0
  Stock option benefit                          0          48,256               0                0                0
  Promissory note repayment                     0               0               0                0          225,568
  Foreign currency translation                  0               0               0                0                0
  Net loss for the year                         0               0               0                0                0
                                       ----------     -----------         -------      -----------      -----------
BALANCE, JUNE 30, 2000                  6,032,062       8,384,781         664,410          664,410          (58,500)
  Exercise of options                     517,000          91,515               0                0                0
  Shares issued for cash                   81,885         112,480               0                0                0
  Dividends on preferred shares                 0               0               0                0                0
  Held in escrow                          218,115               0               0                0                0
  Stock option benefit(note 2(b))               0         343,620               0                0                0
  Redeemed                                      0               0        (100,000)        (100,000)               0
  Foreign currency translation                  0               0               0                0                0
  Net loss for period                           0               0               0                0                0
                                       ----------     -----------         -------      -----------      -----------
BALANCE, MARCH 31, 2001                26,849,062     $ 8,932,396         564,410      $   564,410      $   (58,500)
                                       ==========     ===========         =======      ===========      ===========

                                                          DEFICIT
                                                        ACCUMULATED
                                           OTHER         DURING THE          TOTAL
                                       COMPREHENSIVE     DEVELOPMENT      STOCKHOLDERS'
                                           INCOME           STAGE            EQUITY
                                       -------------    -------------     -------------

BALANCE, JUNE 30, 1999                   $    44,679      $(3,508,454)     $   268,424
Shares Issued for
    Cash on private placement                      0                0        3,975,000
    Exercise of options                            0                0          256,700
    Release from escrow                            0                0           75,558
    Services                                       0                0           13,000
    On settlement of debt                          0                0          664,410
  Stock option benefit                             0                0           48,256
  Promissory note repayment                        0                0          225,568
  Foreign currency translation                 1,614                0            1,614
  Net loss for the year                            0       (1,537,402)      (1,537,402)
                                         -----------      -----------      -----------
BALANCE, JUNE 30, 2000                        46,293       (5,045,856)       3,991,128
  Exercise of options                              0                0           91,515
  Shares issued for cash                           0                0          112,480
  Dividends on preferred shares                    0          (23,665)         (23,665)
  Held in escrow                                   0                0                0
  Stock option benefit(note 2(b))                  0                0          343,620
  Redeemed                                         0         (100,000)        (200,000)
  Foreign currency translation                   (26)               0              (26)
  Net loss for period                              0       (2,196,430)      (2,196,430)
                                         -----------      -----------      -----------
BALANCE, MARCH 31, 2001                  $    46,267      $(7,365,951)     $ 2,118,622
                                         ===========      ===========      ===========

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(U.S. DOLLARS)

                                                                                    PERIOD FROM
                                                                                    FEBRUARY 12,
                                                        NINE MONTHS ENDED              1996
                                                             MARCH 31               (INCEPTION)
                                                   ----------------------------       THROUGH
                                                      2001             2000        MARCH 31, 2001
                                                   -----------      -----------    --------------

OPERATING ACTIVITIES

  Net loss                                         $(2,196,430)     $  (823,444)     $(7,242,284)
  Adjustments to reconcile net loss to
      net cash used in operating activities                  0          (13,394)               0
  Extraordinary item                                         0                0         (602,843)
  Consulting services and financing fees                     0                0          361,719
  Depreciation and amortization                         77,534            6,593          220,759
  Stock option compensation benefit                    353,744                0          372,598
  Interest on beneficial conversion                          0                0          566,456
  Settlement of lawsuit                                      0                0           15,000
  Write-down of license and operating assets                 0                0          424,654
  Changes in non-cash working capital
               Accounts receivables                     48,297         (171,211)         (58,845)
               Inventory                               (21,842)               0          (46,842)
               Prepaid expenses                          5,230                0             (165)
               Promissory notes receivable                   0          250,000                0
               Due from affiliated company                   0                0         (116,000)
               Accounts payable and accruals           (92,816)         223,535          687,866
               Other                                         0                0           (2,609)
               Due to West Virginia University
                 Research Corporation                        0                0          397,296
               Deferred revenue                              0                0           13,232
                                                   -----------      -----------      -----------
NET CASH USED BY OPERATING ACTIVITIES               (1,826,283)        (527,921)      (4,910,008)
                                                   -----------      -----------      -----------
INVESTING ACTIVITIES

   Purchase of property, equipment and
      intangibles assets                               (65,492)               0         (200,027)
    Assets acquired and liabilities assumed
               on purchase of subsidiary                     0                0         (129,474)
   Investment in and advances to affiliated
   Companies                                          (950,000)               0       (2,000,000)
   License agreements                                        0                0         (124,835)
                                                   -----------      -----------      -----------
NET CASH USED BY INVESTING ACTIVITIES               (1,015,492)               0       (2,454,336)
                                                   -----------      -----------      -----------
FINANCING ACTIVITIES
    Advances from stockholders                               0                0        1,078,284
    Repayments to stockholders                               0                0          (94,046)
    Liability to issue common stock                          0        3,991,000                0
    Proceeds from issuance of common stock             148,871          234,308        6,177,028
    Proceeds from convertible debentures                     0                0          600,000
    Repayment of long term debt                              0          (94,988)               0
    Share issue costs                                        0                0         (227,420)
                                                   -----------      -----------      -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES              148,871        4,130,320        7,533,846
                                                   -----------      -----------      -----------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH             (27)           1,614           46,267
                                                   -----------      -----------      -----------
INCREASE (DECREASE) IN CASH                         (2,692,931)       3,604,013          215,769
CASH, BEGINNING OF PERIOD                            2,908,700              647                0
                                                   -----------      -----------      -----------
CASH, END OF PERIOD                                $   215,769      $ 3,604,660      $   215,769
                                                   ===========      ===========      ===========

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2001
(U.S. DOLLARS)

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

         In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2001 and June 30, 2000, the consolidated results of operations for the nine months and three month ended March 31, 2001 and 2000 and the consolidated statements of cash flows for the nine months ended March 31, 2001 and 2000. The results of operations for the nine months and three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.       STOCKHOLDERS' EQUITY

         During the period, the Company

         (a) issued 497,000 shares on exercise of stock options for total proceeds of $41,515 and repayment of a note payable for total $40,000.

         (b) pursuant to the Company's 1996 Incentive Compensation plan as subsequently amended in 1999, the company granted 209,500 stock options, and at the same time cancelled 209,000 stock options previously granted. The 209,500 new stock options were granted to consultants and have been recognized applying SFAS 123 using the Black-Scholes option pricing model which resulted in additional compensation expense of $92,500.

                  The Company extended the expiration date for 700,000 stock options expiring January 30, 2001 to January 30, 2002. As a result of this change, these options became variable and an additional compensation expense of $251,120 was charged to operations.

         (c) adopted a non-qualified stock option plan "Integral Technologies, Inc. 2001 Stock Plan" (the "2001 Plan") under which the Company may issue up to 2,500,000 stock options and stock bonuses of common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company.

                  Pursuant to the 2001 Plan, the Company granted a total of 480,000 fully vested stock options to two directors of the Company at an exercise price of $0.65 per share which will expire December 31, 2005.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2001
(U.S. DOLLARS)

2.       STOCKHOLDERS' EQUITY (CONTINUED)

         (d) the following table summarizes the Company's stock option activity for the period:

                                                                  WEIGHTED
                                                  EXERCISE        AVERAGE
                                NUMBER             PRICE          EXERCISE
                               OF SHARES         PER SHARE         PRICE
                               ---------      ----------------    --------

BALANCE DECEMBER 31, 2000      1,590,000      $ 0.15 to $ 2.00     $0.27
Granted during the period        689,500      $ 0.15 to $ 1.17     $0.45
Cancelled                       (209,000)          $ 0.15          $0.15
Expired                         (393,500)     $ 0.15 to $ 0.20     $0.15
Exercised                       (497,000)     $ 0.15 to $ 0.20     $0.19
                               ---------      ----------------     -----
BALANCE MARCH 31, 2001         1,180,000      $ 0.15 to $ 0.65     $0.26
                               =========      ================     =====

         (e) The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, no compensation expense was recognized. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option - pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been as follows:

Net loss, as reported               $  (2,196,430)
Net loss, pro-forma                    (2,369,230)
Net loss per share, as reported     $       (0.08)
Net loss per share, pro-forma       $       (0.09)
                                    =============

                  The fair value of each option grant is calculated using the following weighted average assumptions:

Expected life (years)         4
Interest rate              5.00%
Volatility                61.04%
Dividend yield             0.00%
                          =====

ITEM 2. PLAN OF OPERATION.

The Company recorded revenues of $172,417 from operations for the first time in the fourth quarter of the fiscal year ended June 30, 2000. The Company, however, remains a development stage company for accounting purposes. From inception on February 12, 1996 through March 31, 2001, the Company has incurred a cumulative net loss of approximately $7,365,951. The Company recorded no revenues during the quarter ended March 31, 2001.

As a result of anticipated commercial interest in the antenna products of the Company's subsidiary, Antek Wireless, Inc., the Company intends to continue to focus substantially all of its resources on the commercialization and sales of the Antek antenna products. As a result, the Company will devote a limited amount of its resources on the research, development and commercialization of its other technologies during the next twelve months.

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

         On August 9, 2000, the Company filed a Petition for Order to Compel Arbitration against Joffre Rolland in the District Court of Clark County, State of Nevada (the "Nevada Action"). The purpose of the Petition for Order to Compel Arbitration was to require Joffre Rolland, a former employee, to arbitrate employment issues that had arisen under a contract he had entered into with the Company. On November 3, 2000, the Nevada Court ordered Joffre Rolland to arbitrate the dispute in the State of Nevada. Joffre Rolland has failed to arbitrate the matter.

         Instead of arbitrating as required by the Nevada Court Order, Joffre Rolland and Robin Rolland (the "Rollands") filed suit against the Company and Emergent Technologies in October 2000 in the Circuit Court of Harrison County, West Virginia. The Rolland's Complaint alleges that the Rollands suffered damages due to the breach of two employment contracts. The Company has denied the allegations and maintains that the lawsuit is improper because (1) it violates the Nevada Court Order requiring arbitration; and (2) it violates the employment contracts, which require the parties to arbitrate any dispute. Even though the clerk of Harrison County entered default against the Company, the Court denied the Rollands' demand for default judgment. The Company is attempting to set aside the clerk's entry and staying the proceedings in light of the Nevada Court Order and the arbitration clause in the contract.

ITEM 2. CHANGES IN SECURITIES.

         During the quarter ended March 31, 2001, the Company issued an aggregate of 517,000 shares of its common stock to 6 persons upon exercise of options pursuant to the Employee Benefit and Consulting Services Compensation Plan. The options had various exercise prices, ranging from $0.15 to $1.16 per share. The Company issued the shares in consideration for an aggregate of $91,500. These transactions did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that each transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

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

4.1 Form of Securities Purchase Agreement between Integral and certain parties related to the purchase of Integral common stock to be registered pursuant to this offering. (Incorporated by reference to Exhibit 4.1 of Integral's registration statement on Form SB-2 (file no. 333-41938) filed July 21, 2000.)

4.2 Form of Common Stock Purchase Warrant related to the offering of securities described in Exhibit 4.1. (Incorporated by reference to Exhibit 4.1 of Integral's registration statement on Form SB-2 (file no. 333-41938) filed July 21, 2000.)

4.3 Investment Agreement dated May 11, 2000, by and between Integral and Swartz Private Equity, LLC. (Incorporated by reference to Exhibit 4.1 of Integral's registration statement on Form SB-2 (file no. 333-41938) filed July 21, 2000.)

4.4 Warrant to purchase common stock issued to Swartz Private Equity, LLC on May 11, 2000, exercisable to purchase an aggregate of 495,000 shares of common stock at $1.306 per share (subject to adjustment) until December 13, 2004, granted to Swartz in connection with the offering of securities described in Exhibit 4.3. (Incorporated by reference to Exhibit 4.1 of Integral's registration statement on Form SB-2 (file no. 333-41938) filed July 21, 2000.)

4.5 Registration Rights Agreement, dated May 11, 2000, by and between Integral and Swartz Private Equity, LLC, related to the registration of the common stock to be sold pursuant to Exhibit 4.3. (Incorporated by reference to Exhibit 4.1 of Integral's registration statement on Form SB-2 (file no. 333-41938) filed July 21, 2000.)

4.6 Warrant to Purchase Common Stock to be issued from time to time in connection with the offering of securities described in Exhibit 4.3 (Incorporated by reference to Exhibit 4.1 of Integral's registration statement on Form SB-2. (file no. 333-41938) filed July 21, 2000.)

4.7 Warrant Side Agreement dated May 11, 2000 between Integral and Swartz related to the offering of securities described in Exhibit 4.3. (Incorporated by reference to Exhibit 4.1 of Integral's registration statement on Form SB-2 (file no. 333-41938) filed July 21, 2000.)

4.8 Form of Addendum Letter sent by Integral to the ten holders of warrants issued March 31, 2000 in connection with the offering described in Exhibits 4.1 and 4.2. (Incorporated by reference to Exhibit 4.8 of Integral's Form 10-QSB for the quarter ended December 31, 2000 filed February 14, 2001.)

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

10.8 Sublicense Agreement between Integral's subsidiary, Integral Vision Systems, Inc., and Integral Concepts, Inc., dated February 15, 1994, relating to vision system technologies. (Incorporated by reference to Exhibit 10.8 of Integral's registration statement on Form 10-SB/A-1 (file no. 0-28353) filed February 8, 2000.)

10.9 Employment Agreement between Integral and William S. Robinson dated January 2, 2001. (Incorporated by reference to Exhibit 10.9 of Integral's Form 10-QSB for the quarter ended December 31, 2000 filed February 14, 2001.)

10.10 Employment Agreement between Integral and William A. Ince dated January 2, 2001. (Incorporated by reference to Exhibit 10.10 of Integral's Form 10-QSB for the quarter ended December 31, 2000 filed February 14, 2001.)

10.11 Integral Technologies, Inc. 2001 Stock Plan dated January 2, 2001. (Incorporated by reference to Exhibit 10.11 of Integral's Form 10-QSB for the quarter ended December 31, 2000 and February 14, 2001.)

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

                                  INTEGRAL TECHNOLOGIES, INC.

                                  By: /s/ William S. Robinson
                                      -----------------------------------------
                                      William S. Robinson, Chairman, Chief
                                      Executive Officer, Treasurer and Director

                                  By: /s/ William A. Ince
                                      -----------------------------------------
                                      William A. Ince, President, Secretary,
                                      Chief Financial Officer and Director

Date: May 21, 2001