Form 10KSB
period 2001-06-30
INTEGRAL TECHNOLOGIES INC /CN/
filed 2001-10-11
CIK 1018281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the fiscal year ended June 30, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
     For the transition period from:               to
                                    --------------    --------------
                         Commission file number: 0-28353
                                                 -------

                           INTEGRAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                             Nevada                                                98-0163519
--------------------------------------------------------------         ---------------------------------
(State or other jurisdiction of incorporation or organization)         (IRS Employer Identification No.)


      805 W. Orchard Drive, Suite 3, Bellingham, Washington                          98225
      -----------------------------------------------------                        ----------
              (Address of principal executive offices)                             (Zip Code)

Issuer's telephone number:   (360) 752-1982
                             --------------

Securities registered under Section 12(b) of the Exchange Act:   None
                                                                 ----

Securities registered under Section 12(g) of the Exchange Act:   Common Stock
                                                                 ------------

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

         State issuer's revenues for its most recent fiscal year.   $15,209.
                                                                    -------

         As of September 28, 2001, the aggregate market value of the voting stock held by non-affiliates, approximately 24,560,696 shares of Common Stock, was approximately $17.4 million based on an average of the bid and ask prices of approximately $.71 per share of Common Stock on such date.

         The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of September 28, 2001 was 28,132,562 shares.

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

         The cautionary statements made above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.


ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

         Integral Technologies, Inc. ("Integral," the "Company" or the "Registrant") is a development stage company, incorporated under the laws of the State of Nevada on February 12, 1996. Integral is in the business of researching, developing and commercializing new antenna technologies directly and through its wholly owned subsidiary, Antek Wireless, Inc.

         To date, Integral, directly and through its subsidiaries, has expended its resources on the research and development of four types of technologies:

(1) Flat Panel Antennas;

(2) Contrawound Toroidal Helical Antennas;

(3) Three Dimensional ("3D") Color Machine Vision;

(4) Two Dimensional ("2D") Color Machine Vision (Counterfeit Currency/Document Detection); and

(5) RF Plasma Injection System (New Spark Plug).


         Each of these technologies are described later in this section.

         Through its wholly owned subsidiary Antek Wireless, Inc. ("Antek"), Integral has been researching and developing six new flat panel antenna technologies.

         Through its subsidiary Emergent Technologies. Corp., Integral had been researching and developing the Contrawound Toroidal Helical Antenna ("CTHA") technology, initially developed by West Virginia University.

         Through its subsidiary Integral Vision Systems, Inc. ("Integral Vision"), Integral had been researching and developing the 3D and 2D Color Machine Vision technology.

         Integral had directly been researching and developing the RF Plasma Injection System technology.

EMPLOYEES

         Integral and its subsidiaries currently employ a total of seven people on a full-time basis. Research and development activities are conducted primarily by two employees. However, Integral also relies on the expertise of several technical advisors who are consulted as needed on a part-time, contract basis.

RECENT DEVELOPMENTS - FOCUS ON FLAT PANEL ANTENNA PRODUCTS

         As a result of the developments with Antek and the commercial interest in its antenna products, Integral presently intends to focus substantially all of its resources on the commercialization and sales of the Antek flat panel antenna products.

SUBSIDIARIES

                        SUBSIDIARY - ANTEK WIRELESS, INC.

         Antek Wireless, Inc. ("Antek"), a wholly-owned subsidiary of Integral, was incorporated in the State of Delaware on November 2, 1999 as NextAntennas.Com, Inc. The change of name to Antek became effective July 7, 2000. Antek develops and commercializes new flat panel antenna technologies. The focus of Antek will be to continue to develop and commercialize new flat panel antenna technologies designed to meet the needs of the wireless telecommunications industry.

Antenna Products

         Antek has developed six new flat panel antenna designs for use in different wireless technology markets:

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

o    the "GPS/CDPD" antenna, as the name indicates is a dual purpose antenna;
     and

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

         The LEO antenna is for use with asset tracking systems which handles short bursts of data from such assets as shipping containers, tractor trailers and electricity meters. As opposed to the GPS technology which only identifies location, the LEO technology allows for the transmission of data. Such data would indicate such things as to whether a tractor trailer is full, the doors are open, or even that a refrigeration unit on a trailer is malfunctioning.

         The CDPD antenna is for use in wireless internet access technologies.

         The "portable phone" antenna is for use in digital cordless phones and cellular phones operating in the 920MHz and 820-890MHz frequency ranges respectively.

Patents on Antek Antenna Products

         Integral has completed a patent review of the antenna technologies and has filed eight U.S. patent applications, five of which are currently provisional patents, one is pending approval, and two have been approved. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, Integral will continue to attempt to commercialize these technologies through Antek without the protection of patents. As patents are issued, Integral will have the exclusive right to use in the U.S. the antenna design(s) described in each issued patent for the 20-year life of the patent.

Product Manufacturing and Distribution

         Antek is not in the manufacturing business. Antek relies on third-party manufacturing companies to manufacture Antek's antenna products.

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


                    SUBSIDIARY - EMERGENT TECHNOLOGIES CORP.

         Emergent Technologies Corp. ("Emergent") was incorporated in the State of West Virginia on September 29, 1995 for the purpose of developing the Contrawound Toroidal Helical Antenna ("CTHA") for commercialization to government and/or military applications worldwide. Emergent's rights to commercialize the CTHA technology is limited to these applications.

         The CTHA technology was created at the Center for Industrial Research Applications ("CIRA"), a research center run by West Virginia University Research Corporation ("WVURC"), which is a subsidiary of West Virginia University ("WVU"). The technology was developed by students at WVU under the direction of Dr. James Smith, who is a Director of CIRA and a professor at WVU and was also a co-founder of Integral. The exclusive rights to commercialize the CTHA technology were licensed by WVURC to a private company called Integral Concepts, Inc., which is wholly-owned by Dr. Smith. On January 2, 1996, Integral Concepts sublicensed the exclusive, worldwide rights to commercialize the CTHA technology for governmental and military applications to Emergent, which was at that time owned by Dr. Smith and Denzel Jack Parsons (a former director of Integral). Pursuant to the sublicense agreement, a modest annual minimum royalty payment is due from Emergent to Integral Concepts.

         On March 1, 1996, Integral acquired a 10% equity interest in Emergent from Emergent in exchange for $100,000. By an agreement dated December 10, 1997, Integral acquired an additional 70% equity interest in Emergent from Messrs. Smith and Parsons (which represented 100% of their ownership of Emergent) in exchange for 1,800,000 shares of common stock of Integral (see "Item 12. Certain Relationships and Related Transactions" below for additional details), which resulted in Integral owning 80% of Emergent. Presently, Integral owns 76.625% of Emergent, as a result of the conversion of promissory notes into shares of common stock of Emergent by non-affiliated minority shareholders of Emergent.

         Emergent's rights to commercialize the CTHA technology are limited to government and/or military applications worldwide. While several U.S. governmental agencies and military contractors have tested prototypes of the CTHA for various applications, the time delays caused by the requirement to comply with governmental and military specifications and procedures have been significant, and there is no way for Integral to predict when or if revenue will be realized. There is also the possibility that additional research and development will be required.

         Presently, Integral is not pursuing further development of CTHA technology and is focusing its research and development resources on other antenna technologies.


                    SUBSIDIARY - INTEGRAL VISION SYSTEMS INC.

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

         In March 1997, Integral acquired a 100% equity interest in Integral Vision from Dr. Smith and two other persons in exchange for 100,000 shares of common stock of Integral (see "Item 12. Certain Relationships and Related Transactions" below for additional details).

A. 3D MACHINE VISION COLORIMETRY (ENSURES COLOR QUALITY CONTROL IN A MANUFACTURING ENVIRONMENT).

         Originally licensed to Integral Concepts from WVU on January 19, 1993, all worldwide (excluding Canada) commercialization rights to the 3D machine vision colorimetry technology were sub-licensed to Integral Vision on February 15, 1994.

         The 3D Machine Vision Colorimetry technology is a system whereby computers can be given three-dimensional "eyesight" to look for specific colors and physical characteristics to ensure quality control in a manufacturing environment. The technology is protected by US patent number 5,485,429 issued on February 27, 1996.

         Presently, Integral is not pursuing further development of 3D Machine Vision Colorimetry technology and is focusing its research and development resources on antenna technologies.

B.       2D COLOR MACHINE VISION (COUNTERFEIT CURRENCY/DOCUMENT DETECTION)

         Originally licensed to Integral Concepts from WVU, on January 19, 1993, all worldwide (excluding Canada) commercialization rights were sub-licensed to Integral on February 15, 1994.

         The 2D Color Machine Vision technology is a system whereby computers can be programmed to scan and authenticate currency and other types of documents and to detect counterfeits.

         Presently, Integral is not pursuing further development of the 2D Color Machine Vision technology and is focusing its research and development resources on antenna technologies.


            TECHNOLOGY UNDER LICENSE DIRECTLY BY INTEGRAL - RF PLASMA
                       INJECTION SYSTEM (NEW SPARK PLUG)

         Integral has directly (rather than through subsidiaries) acquired the rights to commercialize the RF Plasma Ignition System technology, which is described below. This technology was created at the Center for Industrial Research Applications ("CIRA"), a research center run by West Virginia University Research Corporation ("WVURC"), which is a subsidiary of West Virginia University ("WVU"). This technology was developed by students at WVU under the direction of Dr. James Smith, who is a Director of CIRA and a professor at WVU and was also a co-founder of Integral. The exclusive rights to commercialize this technology were licensed by WVURC to a private company called Integral Concepts, Inc., which is wholly owned by Dr. Smith. On February 15, 1996, Integral Concepts sublicensed the exclusive, worldwide rights to commercialize these technologies to Integral. Pursuant to the sublicense agreements, a modest annual minimum royalty payment is due from Integral to Integral Concepts.

         The RF Plasma Injection System technology is a system whereby microwave radio frequency emissions create a plasma (a small cloud of ions) in a clean-burning combustion cylinder. A potential application for the system could be to replace conventional spark plugs used in electronic ignition systems. The technology is protected by US patent number 5,361,737 issued on November 8, 1994.

     Presently, Integral is not pursuing further development of the RF Plasma Ignition System technology and is focusing its research and development resources on antenna technologies.


                 INVESTMENT IN CONTINENTAL DIVIDE ROBOTICS, INC.

         On July 21, 2000, Integral executed a Stock Purchase Agreement with Continental Divide Robotics, Inc. ("CDR") related to the acquisition of a minority interest in CDR. CDR has developed certain proprietary hardware and software systems that use the radio-navigation, satellite-based Global Positioning System to track individuals. The technology is currently being field-tested in the criminal justice system for the purpose of tracking parolees. Future implementations of the technology include consumer and military applications.

         Pursuant to the agreement, Integral invested an aggregate of $1,250,000, which currently represents a 20.3309% equity interest in CDR.

              INVESTMENT AGREEMENT WITH SWARTZ PRIVATE EQUITY, LLC

         On May 11, 2000, the Company entered into an Investment Agreement and a Registration Rights Agreement with Swartz Private Equity, LLC ("Swartz"). Pursuant to the terms of the Investment Agreement, the Company may, in its sole discretion and subject to certain restrictions, periodically sell ("Put") shares of its common stock for up to $25,000,000 to Swartz, beginning on the effective registration of such Put shares and continuing for a period of thirty-six (36) months thereafter. The Investment Agreement allows the Company to choose to sell common stock to Swartz at times which it decides is advantageous. The Investment Agreement is not a debt instrument. Any Put exercised by the Company is a sale of common stock and not a loan.

PUT RIGHTS. An advance put notice must be delivered to Swartz at least ten business days prior to the date that the Company intends to sell the common stock to Swartz. The advance put notice must state the put date as well as the number of shares of common stock that the Company intends to put to Swartz. At the Company's option, the notice may also state a minimum purchase price per share which cannot be greater than 80% of the closing bid price of its common stock on the date of the advance put notice.

         After the registration statement is declared effective, the number of shares of common stock sold to Swartz in a put may not exceed the lesser of (i) the maximum put amount set forth in the Company's Advance Put Notice; (ii) $2,000,000 worth of common stock; (iii) 15% of the aggregate reported trading volume of the Company's common stock, excluding block trades of 20,000 or more shares of its common stock, during the 20 business days after the date of the Company's put notice, excluding any trading days in which the common stock trades below a minimum price, if any, that the Company specifies in its put notice; (iv) 15% of the aggregate daily reported trading volume of the Company's common stock, excluding block trades of 20,000 or more shares of its common stock, during the 20 business days before the put date; or (v) a number of shares that, when added to the number of shares acquired by Swartz under the investment agreement during the 31 days preceding the put date, would exceed 9.99% of the Company's total number of shares of common stock outstanding (as calculated under Section 13(d) of the Securities Exchange Act of 1934).

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

PURCHASE WARRANTS. At the time of each Put, Swartz will be issued a Purchase Warrant which will give the holder the right to purchase up to ten percent (10%) of the number of Put shares issued to Swartz in that Put. Each Purchase Warrant will be exercisable at a price equal to 110% of the Market Price for such put. Each Purchase Warrant will be immediately exercisable and will terminate on a date which is five years after the date of issuance. The terms of the Purchase Warrants allow for a non-cash exercise (so long as the shares underlying the warrants are not registered pursuant to an effective registration statement). Each Purchase Warrant contain a reset provision, whereby the exercise price may be lowered to 110% percent of the five-day average of the Market Price on every six-month anniversary of the issuance date. The shares underlying the Purchase Warrants are registered pursuant to the registration statement.

COMMITMENT WARRANTS. In partial consideration of the Investment Agreement, we issued warrants to Swartz (the "Commitment Warrants") to purchase 495,000 shares of our Common Stock. The Commitment Warrants are initially exercisable at the price of $1.306 per share. Each Commitment Warrant is immediately exercisable and terminates five years after the date of issuance. Each Commitment Warrant contain a reset provision, whereby the exercise price may be lowered to 110% percent of the five-day average of the Market Price on every six-month anniversary of the issuance date. The shares underlying the Commitment Warrants are registered pursuant to the registration statement.

SHORT SALES. Swartz and its affiliates are prohibited from engaging in short sales of our Common Stock unless they have received a Put Notice and the amount of shares involved in a short sale does not exceed the number of shares specified in the Put Notice.

CANCELLATION OF PUTS. The Company must cancel a particular put if between the date of the advance put notice and the last day of the pricing period:

o The Company discovers an undisclosed material fact relevant to a shareholder's investment decision;

o the registration statement registering resales of the Common Shares becomes ineffective; or

o    shares are delisted from the then primary exchange.

The pricing period for that Put shall end as of the preceding business day, and the Put shall remain effective for the shortened pricing period.

NON-USAGE FEE. If the Company has not put a minimum of $1,000,000 in aggregate Put Dollar Amount during any six month period of time during the term of the Investment Agreement, the Company will be required to pay Swartz a non-usage fee equal to the difference of $100,000 minus 10% of the aggregate Put Dollar Amount of the Put Shares put to Swartz during such six month period. In the event that the Company delivers a termination notice to Swartz or an automatic termination occurs, the Company must pay Swartz a termination fee the greater of the non-usage fee for the applicable period or the difference of $200,000 minus 10% of the aggregate Put Dollar Amount of the Put Shares put to Swartz during all Puts to such date. The non-usage fee for the period prior to August 3, 2001 has been waived by Swartz.

SHAREHOLDER APPROVAL. The Company may issue more than 20% of our outstanding shares. If the Company becomes listed on the Nasdaq Small Cap Market or Nasdaq National Market, then it must get shareholder approval to issue more than 20% of its outstanding shares. Since the Company is currently a bulletin board company, it does not need shareholder approval.

TERMINATION OF INVESTMENT AGREEMENT. The Company may also terminate its right to initiate further puts or terminate the Investment Agreement by providing Swartz with notice of such intention to terminate; however, any such termination will not affect any other rights or obligations the Company has concerning the Investment Agreement or any related agreement.

RESTRICTIVE COVENANTS. During the term of the Investment Agreement and for a period of six months thereafter, the Company is prohibited from certain transactions. These include the issuance of any equity securities in a private transaction, or any debt in a private transaction which are convertible or exercisable into shares of Common Stock at a price based on the trading price of the Common Stock. The Company is also prohibited from entering into any private equity line type agreements similar to the Investment Agreement without obtaining Swartz's prior written approval.

RIGHT OF FIRST REFUSAL. Swartz has a right of first refusal to purchase equity securities offered by the Company in a private transaction or any debt securities in a private transaction which closes on or prior to six (6) months after the termination of the Investment Agreement.

SWARTZ'S RIGHT OF INDEMNIFICATION. The Company is obligated to indemnify Swartz (including their stockholders, officers, directors, employees and agents) from all liability and losses resulting from any misrepresentations or breaches the Company made in connection with the Investment Agreement, its Registration Rights Agreement and other related agreements or the registration statement.

         As required under the Registration Rights Agreement with Swartz, in July 2000, the Company filed a registration statement to register for resale shares of its common stock by Swartz and certain other selling shareholders who had similar registration rights. This registration statement was declared effective by the U.S. Securities and Exchange Commission on August 9, 2000.


ITEM 2.  DESCRIPTION OF PROPERTY.

         Neither the Company nor its subsidiaries own any real property. The Company and its subsidiaries lease office space in Vancouver, B.C., Canada, and Bellingham, Washington.


ITEM 3.  LEGAL PROCEEDINGS.

A. On September 24, 2001, by Court Order dated September 24, 2001, the U.S. District Court Judge adopted the recommendation of the Magistrate Judge and dismissed with prejudice the case filed by IAS Communications, Inc. against the Company and its subsidiaries. The Magistrate's recommendation was made after IAS failed to appear at prior court hearings and failed to provide information ordered to be produced, which prompted the Magistrate Judge to order IAS to pay certain costs and attorneys' fees to the Company. Accordingly, no further claims exist in the litigation, and IAS is precluded from pursuing its claims.

         IAS had filed the lawsuit against Integral, NextAntennas.com, Inc. (now "Antek Wireless, Inc."), Emergent Technologies Corporation and Jack Parsons in May 2000 in the United States District Court for the Northern District of West Virginia, alleging damages for claims relating primarily to license rights to the contrawound toroidal helical antenna technology.

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

C. Arbitration: On August 9, 2000, the Company filed a Petition for Order to Compel Arbitration against Joffre Rolland in the District Court of Clark County, State of Nevada. The purpose of the Petition for Order to Compel Arbitration was to require Joffre Rolland, a former employee, to arbitrate employment issues that had arisen under contracts he had entered into with the Company. On November 3, 2000, the Nevada State Court ordered Joffre Rolland to arbitrate the dispute in the State of Nevada. Instead of arbitrating as required by the Nevada State Court Order, Joffre Rolland and Robin Rolland (the "Rollands") filed suit against the Company and Emergent Technologies in October 2000 in the Circuit Court of Harrison County, West Virginia. The Rollands' Complaint alleges that the Rollands suffered damages due to the breach of two employment contracts. The Company has denied the allegations and maintains that the lawsuit is improper because (1) it violates the Nevada State Court Order requiring arbitration; and (2) it violates the employment contracts, which require the parties to arbitrate any dispute. The Company filed a petition in the U.S. District Court, District of Nevada, for an order compelling arbitration. On June 6, 2001, the U.S. District Court in Nevada order the dispute between the parties be arbitrated in Nevada, and that the action pending before the West Virginia State Court be stayed pending completion of the arbitration. The parties are beginning the process of arbitration.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2001.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)      Market Information

         There is a limited public market for the common stock of the Company. The Company's common stock is quoted on the NASD OTC Bulletin Board under the symbol "ITKG."

         The following table sets forth the range of high and low bid quotations for the Company's common stock on the OTC Bulletin Board for each quarter of the fiscal years ended June 30, 2000 and 2001.


                  Quarter Ended                       Low Bid          High Bid
                  -------------                       -------          --------
                  September 30, 1999                  $0.234            $0.438
                  December 31, 1999                   $0.34             $1.47
                  March 31, 2000                      $0.687            $8.25
                  June 30, 2000                       $1.50             $5.50

                  September 30, 2000                  $1.25             $2.593
                  December 31, 2000                   $0.296            $1.812
                  March 31, 2001                      $0.359            $1.48
                  June 30, 2001                       $0.406            $0.60

         The source of this information is the OTC Bulletin Board and other quotation services. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

(b)      Holders

         As of September 28, 2001 there were approximately 126 holders of record of the Company's common stock (this number does not include beneficial owners who hold shares at broker/dealers in "street-name").

(c)      Dividends

         To date, the Company has not paid any dividends on its common stock and does not expect to declare or pay any dividends on such common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, the financial condition of the Company, and other factors as deemed relevant by the Company's Board of Directors.

(d)      Recent Sales of Unregistered Securities

         Set forth below is information regarding the issuance and sales of securities of the Company without registration within the past three fiscal years.

         (a) In August 1998, the Company issued 50,000 shares of its common stock to one person who was not an affiliate of the Company for consulting services rendered to the Company and valued at $10,000. This transaction did not involve any public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. The Company believes this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

         (b) In November 1998, the Company issued 200,000 shares to two persons who were not affiliates of the Company as compensation for services rendered, valued at $39,000. This transaction did not involve any public offering and the offering was conducted in accordance with Regulation D of the Securities Act of 1933, as amended. No sales commissions were paid. The Company believes that this transaction was exempt from registration under Section 504 of Regulation D.

         (c) In December 1998, the Company sold 200,000 shares to one person who was not an affiliate of the Company for $50,000 cash. This transaction did not involve any public offering and the offering was conducted in accordance with Regulation D of the Securities Act of 1933, as amended. No sales commissions were paid. The Company believes that this transaction was exempt from registration under Section 504 of Regulation D.

         (d) In January 1999, the Company issued and sold 1,683,788 shares of common stock to one person in consideration of a $250,000 promissory note. The promissory note was fully-secured, paid interest at the rate of 6% per annum, and was due in two years. By December 1999, the note had been pre-paid in full. This transaction did not involve any public offering and the offering was conducted in accordance with Regulation D of the Securities Act of 1933, as amended. No sales commissions were paid. The Company believes that this transaction was exempt from registration under Section 504 of Regulation D.

         (e) Between January 1999 and March 1999, the Company issued and sold Convertible Debentures totaling $600,000. A management fee of 6% ($36,000) was paid in connection with the sale of the Debentures. By July of 1999, the Debentures and all accrued interest had been converted into 4,316,212 shares of common stock. This transaction did not involve any public offering and the offering was conducted in accordance with Regulation D of the Securities Act of 1933, as amended. The Company believes that this transaction was exempt from registration under Section 504 of Regulation D.

         (f) In April 1999, the Company issued a total of 666,666 shares of its common stock, 333,333 each to William S. Robinson and William A. Ince in consideration of management fees owing in the amount of $50,000 each to William S. Robinson and William A. Ince. Messrs. Robinson and Ince are officers and directors of the Company and are therefore considered accredited investors under applicable securities laws. This transaction did not involve any public offering, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. The Company believes this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

         (g) In April 1999, the Company issued a total of 150,000 shares of its common stock, valued at $15,000, jointly to two persons who were not affiliates of the Company in settlement of a litigation matter. This transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

         (h) In May 1999, the Company issued a total of 445,000 shares of its common stock to members of its employee benefit and consulting services plan who exercised, in April, their options which were previously granted under the plan. The exercise price of the issued shares was between $.15 and $.25 per share and each person paid the exercise price in cash of an aggregate amount of $80,500. This transaction did not involve any public offering, the securities were issued under a Plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

         (i) In July 1999, the Company issued 50,000 shares of its common stock to one person for consulting services rendered to the Company which were valued at $12,500. This transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

         (j) In September 1999, the Company issued an aggregate 654,401 shares of its Series A Convertible Preferred Stock ("Series A Stock") to its officers and directors. William S. Robinson received 175,000 shares of Series A Stock in lieu of $175,000 in accrued salaries through September 30, 1999 and 267,197 shares of Series A Stock as repayment of $267,197 in loans made to the Company. William A. Ince received 175,000 shares of Series A Stock in lieu of $175,000 in accrued salaries through September 30,

         1999 and 47,213 shares of Series A Stock in repayment of $47,213 in loans made to the Company. Messrs. Robinson and Ince as officers and directors of the Company are therefore considered accredited investors under applicable securities laws. This transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

         (k) In November 1999, the Company issued a total of 405,000 shares of its common stock to members of its employee benefit and consulting services plan who exercised, in July and September 1999, their options previously granted under the plan. The exercise price of the issued shares ranged between $.15 and $.20 per share. One person paid the exercise price in the form of services rendered which was valued at $11,250 and the other persons paid the exercise price in cash in an aggregate amount of $65,750. This transaction did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

         (l) In February 2000, the Company issued 50,000 shares of its common stock pursuant to its employee benefit and consulting services plan to one person. The exercise price of the issued shares was $.15 per share and the exercise price was paid in cash. The transaction did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

         (m) In February 2000, the Company issued 200,000 shares of its common stock pursuant to its employee benefit and consulting services plan to one person. The exercise price of the issued shares was $.20 per share and the exercise price was paid in cash. The transaction did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

         (n) In March 2000, the Company issued 87,500 shares of its common stock pursuant to its employee benefit and consulting services plan to one person. The exercise price of the issued shares was $.23 per share and the exercise price was paid in the form of services rendered and valued at $20,125. The transaction did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

         (o) In March 2000, the Company completed a private placement with 10 investors and sold 2,650,000 shares of its common stock and warrants in order to purchase 1,325,000 shares of its common stock at an exercise price of $1.80 per share. Aggregate proceeds were $3,976,325. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

         (p) In April 2000, the Company issued 287,500 shares of its common stock pursuant to its employee benefit and consulting services plan to one person. The exercise price of the shares ranged between $.15 and $.40 per share and the exercise price was paid in the form of services rendered and valued at $65,000. The transaction did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

         (q) In April 2000, the Company issued 80,000 shares of its common stock pursuant to its employee benefit and consulting services plan to one person. The exercise price of the shares was $.20 per share and the exercise price was paid in cash. The transaction did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

         (r) In May 2000, the Company entered into an Investment Agreement and a Registration Rights Agreement with Swartz Private Equity, LLC ("Swartz"). Pursuant to the terms of the Investment Agreement, the Company may, in its sole discretion and subject to certain restrictions, periodically sell shares of common stock to Swartz for up to $25,000,000. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D.

         (s) In June 2000, the Company issued 135,000 shares pursuant to its employee benefit and consulting services plan to two individuals in consideration for two one year promissory notes bearing an 8% interest rate. The exercise price was $.20 per share. One promissory note is in the amount of $20,000 and the other is in the amount of $7,500. These transactions did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that transactions were exempt from registration pursuant to Rule 701 of the Securities Act.

         (t) On December 28, 2000, the Company issued 20,000 shares of its common stock to one person upon exercise of options pursuant to the Employee Benefit and Consulting Services Compensation Plan. The Company issued the shares in consideration for the payment of $3,000. This transaction did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

         (u) In January 2001, the Company issued an aggregate of 517,000 shares of its common stock to six persons upon exercise of options pursuant to the Employee Benefit and Consulting Services Compensation Plan. The options had various exercise prices, ranging from $0.15 to $1.16 per share. The Company issued the shares in consideration for an aggregate of $91,500. These transactions did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that each transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

         (v) In April 2001, Integral issued 100,000 shares of its common stock to one person upon exercise of options pursuant to the Employee Benefit and Consulting Services Compensation Plan. The exercise price of the shares was $.40 per share, and the exercise price was paid in the form of services rendered (valued at $40,000). The transaction did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. Integral believes that the transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

         (w) In August 2001, the Company issued an aggregate of 858,500 shares of its common stock to 3 persons (including two officers) upon exercise of options pursuant to the Employee Benefit and Consulting Services Compensation Plan. The options had various exercise prices, ranging from $0.15 to $.33 per share. The Company issued the shares in consideration for an aggregate of $52,305 in cash and $124,200 in lieu of accrued salaries payable. These transactions did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that each transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

         (x) In September 2001, the Company issued an aggregate of 325,000 shares to eight persons pursuant to the exercise of warrants previously issued in connection with a private placement in March 2000, for aggregate proceeds of $130,000. In August 2001, the exercise price of the warrants had been temporarily reduced from $1.80 to $.40 per share through September 2001. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.


ITEM 6.  MANAGEMENT'S PLAN OF OPERATION.

         To date the Company has recorded nominal revenues from operations. The Company is still considered a development stage company for accounting purposes. From inception on February 12, 1996 through June 30, 2001, the Company has accrued an accumulated deficit of approximately $9.2 million.

         For the fiscal year ended June 30, 2001, the Company incurred a one-time write-down of approximately $1.4 million, which represents all previously capitalized costs associated with the acquisition of a controlling interest in its subsidiary, Emergent Technologies Corp., and its rights to the Contrawound Toriodal Helical Antenna technology. This write-down was required under applicable generally accepted accounting principals because the Company does not intend to further develop or market this technology in the foreseeable future.

         As a result of the commercial interest in the antenna products of the company's subsidiary, Antek Wireless, Inc., the Company presently intends to focus substantially all of its resources on the commercialization and sales of the Antek antenna products. As a result, the Company does not anticipate devoting any of its resources on the research, development and commercialization of its other technologies during the next twelve months.

         The Company's ability to fully-implement its plan of operation over the past 16 months was disrupted due to the burden of defending the lawsuit filed against the Company by IAS Communications, Inc. in May 2000. The lawsuit was dismissed with prejudice in September 2001, which means that the litigation has ended and IAS is precluded from pursuing its claims.

         The Company expects to now be able to focus on its marketing efforts through to the end of calendar 2002 on several wireless market segments through its wholly-owned subsidiary, Antek Wireless, Inc. The primary wireless segment that the Company will focus on will be mobile asset tracking, facilitated through the Orbcomm LLC constellation of 35 low-earth orbit ("LEO") satellites. Potential customers include trucking companies, railway operators and boat/ship owners. Marketing efforts will also be focused on the wireless office ("local area network" or "LAN"), cellular and global positioning system ("GPS") markets utilizing the Company's new line of flat panel antennas.

         The Company anticipates spending approximately $250,000 over the next twelve months on ongoing research and development of the different applications and uses Antek antenna products.

         The Company is not in the manufacturing business and does not expect to make any capital purchases of a manufacturing plant or significant equipment in the next twelve months. The Company will be relying on contract manufacturers to produce the antenna products.

         In April 2000, Antek opened a sales and operations facility in San Jose, California. In June 2001, the Company determined that these functions could be handled from the Bellingham, Washington office and the facility was closed. As a result, the Company has reduced its monthly operating costs by approximately $80,000 through the elimination of the San Jose facility.

         During the next twelve months, the Company's subsidiary, Antek, anticipates increasing its staff by approximately two to four people in order to further enhance its management team.

         To date, the Company has relied on loans from management and management's ability to raise capital through debt and equity private placement financings to fund its operations. During the past two fiscal years, the Company completed the following financing transactions:

         1. In March 2000, the Company completed a private placement of common stock and common stock purchase warrants which resulted in aggregate cash proceeds to the Company of nearly $4 million.

         2. In May 2000, the Company entered into an Investment Agreement with Swartz Private Equity, LLC ("Swartz"). Pursuant to the terms of the Investment Agreement, the Company may, in its sole discretion and subject to certain restrictions, periodically sell ("Put") shares of common stock to Swartz for up to $25,000,000. Pursuant to the terms of the Investment Agreement, the Put share price will be determined and paid to the Company twenty business days after the date of the Put. The terms of the Investment Agreement are more fully described in Item 1 (Description of Business) under the subsection entitled "Investment Agreement with Swartz Private Equity, LLC." The Company received net proceeds of $102,356 from a Put of 81,885 shares to Swartz during the fiscal year ended June 30, 2001.

         The Company does not currently have adequate funds available to fund its operations over the next twelve months. If the Company does not earn adequate revenues to sufficiently fund operations during this time period, the Company will attempt to raise capital through the sale of its securities pursuant to the Investment Agreement with Swartz. There can be no assurance, however, that market conditions will permit the Company to raise sufficient funds pursuant to the Investment Agreement with Swartz or that additional financing will be available when needed or on terms acceptable to the Company.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by Item 7 and an index thereto commences on the index to the financial statements, which page follows this page.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

         INTEGRAL TECHNOLOGIES, INC.
         (A DEVELOPMENT STAGE COMPANY)

         CONSOLIDATED FINANCIAL STATEMENTS
         JUNE 30, 2001 AND 2000
         (U.S. DOLLARS)






         INDEX                                                            PAGE
         -----                                                            ----
         REPORT OF INDEPENDENT ACCOUNTANTS                                 F-1

         FINANCIAL STATEMENTS

         Consolidated Balance Sheets                                       F-2

         Consolidated Statements of Operations                             F-3

         Consolidated Statements of Stockholders' Equity             F-4 - F-6

         Consolidated Statements of Cash Flows                             F-7

         Notes to Consolidated Financial Statements                 F-8 - F-23

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO THE DIRECTORS AND STOCKHOLDERS OF
INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

We have audited the accompanying consolidated balance sheets of Integral Technologies, Inc. (A Development Stage Company) as of June 30, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended June 30, 2001, 2000 and 1999 and the cumulative totals for the development stage of operations from February 12, 1996 (inception) through June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Integral Technologies Inc. from February 12, 1996 (inception) through June 30, 1996 were audited by other auditors whose report dated November 20, 1996, expressed an unqualified opinion on those statements. Our opinion insofar as it relates to the cumulative totals for development stage operations from February 12, 1996 (inception) through June 30, 1996, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at June 30, 2001 and 2000 and the consolidated results of its operations and its cash flows for each of the years ended June 30, 2001, 2000 and 1999 and the cumulative totals for the development stage of operations from February 12, 1996 (inception) through June 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has minimal capital resources available and has incurred substantial losses to June 30, 2001. The Company must obtain additional financing to meet its cash flow requirements. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in note
2. These financial statements do not include any adjustments that may result from the outcome of these uncertainties.


"Pannell Kerr Forster"

Chartered Accountants

Vancouver, Canada
September 7, 2001, except as to note 12(b) which is as of September 24, 2001

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND 2000
(U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                         2001          2000
                                                                      -----------   -----------
ASSETS

CURRENT
  Cash                                                                $    69,556   $ 2,908,700
  Accounts receivable                                                      27,344        75,641
  Inventory                                                                46,842        25,000
  Prepaid expenses                                                            165         5,395
                                                                      -----------   -----------

TOTAL CURRENT ASSETS                                                      143,907     3,014,736
PROPERTY AND EQUIPMENT (note 5)                                            89,566        41,580
LICENSE AGREEMENTS AND INTANGIBLES
  (notes 1, 4(a), 6 and 12)                                                     0     1,462,781
INVESTMENTS (note 4(b))                                                 1,250,000       300,000
                                                                      -----------   -----------

TOTAL ASSETS                                                          $ 1,483,473   $ 4,819,097
                                                                      ===========   ===========

LIABILITIES

CURRENT
  Accounts payable and accruals (note 9)                              $   746,530   $   372,441
  Due to West Virginia University Research
    (note 12(a))                                                          397,296       397,296
  Customer deposits                                                        13,232        13,232
  Short-term loan                                                               0        45,000
                                                                      -----------   -----------

TOTAL CURRENT LIABILITIES                                               1,157,058       827,969
                                                                      -----------   -----------

CONTINGENCIES (note 12)

STOCKHOLDERS' EQUITY (note 7)

PREFERRED STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  20,000,000      Shares authorized
     564,410      (2000 - 664,410) Issued and
                      outstanding (note 7(c))                             564,410       664,410
COMMON STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  50,000,000      Shares authorized
  26,949,062      (2000 - 26,032,062)
                      Issued and outstanding                            8,900,983     8,384,781
PROMISSORY NOTES RECEIVABLE (note 7(g))                                   (58,500)      (58,500)
SHARE SUBSCRIPTIONS                                                        50,000             0
OTHER COMPREHENSIVE INCOME                                                 46,267        46,293
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                       (9,176,745)   (5,045,856)

TOTAL STOCKHOLDERS' EQUITY                                                326,415     3,991,128

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 1,483,473   $ 4,819,097
                                                                      ===========   ===========


See notes to consolidated financial statements                               F-2

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999 AND PERIOD FROM FEBRUARY 12, 1996
  (INCEPTION) THROUGH JUNE 30, 2001
(U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                          PERIOD FROM
                                                                                         FEBRUARY 12,
                                                                                              1996
                                                                                          (INCEPTION)
                                                        YEAR ENDED JUNE 30,                 THROUGH
                                             2001            2000            1999        JUNE 30, 2001
                                         ------------    ------------    ------------    -------------
REVENUE                                  $     15,209    $    172,417    $          0    $     187,626
COST OF SALES                                   5,360         197,188               0          202,548
                                         ------------    ------------    ------------    -------------

                                                9,849         (24,771)              0          (14,922)
                                         ------------    ------------    ------------    -------------

EXPENSES
  Salaries                                  1,273,094         454,630         280,600        2,242,083
  Legal and accounting                        390,034         217,336         106,051          855,271
  Travel and entertainment                    173,242          86,259          34,085          526,891
  Research and development                    171,756         155,250          64,521        1,235,120
  Consulting                                  151,108         282,426         214,068        1,046,529
  Advertising                                 139,961          24,455           7,615          248,547
  General and administrative                  115,428          94,679          20,656          351,444
  Rent                                         73,578          44,746          18,905          187,678
  Bad debts                                    48,750           2,568               0           51,318
  Telephone                                    45,842          44,468          26,341          194,239
  Interest on beneficial
    conversion feature (note 11)                    0               0         566,456          566,456
  Bank charges and
    interest, net                             (53,971)         13,932          55,760           96,304
  Write-down of license
    and operating assets (note 1)           1,382,046               0               0        1,806,700
  Depreciation and
    amortization                               99,150          91,882           8,963          225,366
                                         ------------    ------------    ------------    -------------
                                            4,010,018       1,512,631       1,404,021        9,633,946
                                         ------------    ------------    ------------    -------------

LOSS BEFORE EXTRAORDINARY ITEM             (4,000,169)     (1,537,402)     (1,404,021)      (9,648,868)
EXTRAORDINARY ITEM
  Cancellation of debt                              0               0               0          602,843
                                         ------------    ------------    ------------    -------------

NET LOSS FOR PERIOD                      $ (4,000,169)   $ (1,537,402)   $ (1,404,021)   $  (9,046,025)
                                         ============    ============    ============    =============

LOSS PER COMMON
  SHARE
  EXTRAORDINARY
  ITEM                                   $      (0.15)   $      (0.07)   $      (0.08)
EXTRAORDINARY ITEM
  PER COMMON SHARE                               0.00            0.00            0.00
                                         ------------    ------------    ------------    -------------
NET LOSS PER
  COMMON SHARE                           $      (0.15)   $      (0.07)   $      (0.08)
                                         ============    ============    ============    =============
WEIGHTED AVERAGE
  NUMBER OF
  COMMON SHARES OUTSTANDING                26,499,533      23,133,541      17,285,785
                                         ============    ============    ============    =============

See notes to consolidated financial statements                               F-3

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
PERIOD FROM FEBRUARY 12, 1996 (INCEPTION) THROUGH JUNE 30, 2001
(U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                  COMMON                        PREFERRED
                                                 STOCK AND                      STOCK AND
                                   SHARES         PAID-IN        SHARES OF       PAID-IN
                                  OF COMMON       CAPITAL         PREFERRED      CAPITAL       PROMISSORY
                                    STOCK         IN EXCESS        STOCK        IN EXCESS        NOTES          SHARE
                                    ISSUED         OF PAR          ISSUED         OF PAR       RECEIVABLE    SUBSCRIPTIONS
                                 ------------   ------------    ------------   ------------   ------------   -------------
SHARES ISSUED FOR
  Cash                              1,000,000   $     10,000               0   $          0   $          0   $           0
  Property and equipment
    (to officers
    and directors)                  1,500,000         15,000               0              0              0               0
  Services (provided by
    officers and directors)         2,000,000         20,000               0              0              0               0
  Services                          1,500,000         15,000               0              0              0               0
Foreign currency
  translation                               0              0               0              0              0               0
Net loss for year                           0              0               0              0              0               0
                                 ------------   ------------    ------------   ------------   ------------   -------------
BALANCE, JUNE 30, 1996              6,000,000         60,000               0              0              0               0
SHARES ISSUED FOR
  Cash                              5,086,000        865,514               0              0              0               0
  Share issue costs                         0        (48,920)              0              0              0               0
  Services                            564,000         63,036               0              0              0               0
  Acquisition of
    subsidiary                        100,000        275,000               0              0              0               0
Foreign currency
  translation                               0              0               0              0              0               0
Net loss for year                           0              0               0              0              0               0
                                 ------------   ------------    ------------   ------------   ------------   -------------
BALANCE, JUNE 30, 1997             11,750,000      1,214,630               0              0              0               0
SHARES ISSUED FOR
  Cash                                825,396        650,000               0              0              0               0
  Share issue costs                         0        (78,000)              0              0              0               0
Foreign currency
  translation                               0              0               0              0              0               0
Net loss for year                           0              0               0              0              0               0
                                 ------------   ------------    ------------   ------------   ------------   -------------
BALANCE, JUNE 30, 1998             12,575,396   $  1,786,630               0   $          0   $          0   $           0
                                 ------------   ------------    ------------   ------------   ------------   -------------
                                               DEFICIT
                                             ACCUMULATED
                                  OTHER      DURING THE       TOTAL
                              COMPREHENSIVE  DEVELOPMENT  STOCKHOLDERS'
                                  INCOME        STAGE         EQUITY
                              -------------  -----------  -------------
SHARES ISSUED FOR
  Cash                        $           0  $         0  $      10,000
  Property and equipment
    (to officers
    and directors)                        0            0         15,000
  Services (provided by
    officers and directors)               0            0         20,000
  Services                                0            0         15,000
Foreign currency
  translation                        (1,226)           0         (1,226)
Net loss for year                         0     (344,843)      (344,843)
                              -------------  -----------  -------------
BALANCE, JUNE 30, 1996               (1,226)    (344,843)      (286,069)
SHARES ISSUED FOR
  Cash                                    0            0        865,514
  Share issue costs                       0            0        (48,920)
  Services                                0            0         63,036
  Acquisition of
    subsidiary                            0            0        275,000
Foreign currency
  translation                        12,601            0         12,601
Net loss for year                         0     (822,217)      (822,217)
                              -------------  -----------  -------------
BALANCE, JUNE 30, 1997               11,375   (1,167,060)        58,945
SHARES ISSUED FOR
  Cash                                    0            0        650,000
  Share issue costs                       0            0        (78,000)
Foreign currency
  translation                        24,860            0         24,860
Net loss for year                         0     (937,373)      (937,373)
                              -------------  -----------  -------------
BALANCE, JUNE 30, 1998        $      36,235  $(2,104,433) $    (281,568)
                              -------------  -----------  -------------

See notes to consolidated financial statements                               F-4

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
PERIOD FROM FEBRUARY 12, 1996 (INCEPTION) THROUGH JUNE 30, 2001
(U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                       COMMON                      PREFERRED
                                                      STOCK AND                   STOCK AND
                                        SHARES OF      PAID-IN       SHARES OF     PAID-IN
                                         COMMON        CAPITAL       PREFERRED     CAPITAL      PROMISSORY
                                         STOCK        IN EXCESS        STOCK       IN EXCESS       NOTES           SHARE
                                         ISSUED        OF PAR          ISSUED       OF PAR      RECEIVABLE     SUBSCRIPTIONS
                                       -----------   -----------    -----------   -----------   -----------    -------------
BALANCE, JUNE 30, 1998                  12,575,396   $ 1,786,630              0   $         0   $         0    $           0
SHARES ISSUED FOR
  Cash                                     200,000        50,000              0             0             0                0
  Exercise of stock options                445,000        80,500              0             0             0                0
  Promissory note                        1,683,789       252,568              0             0      (284,068)               0
  Settlement of lawsuit                    150,000        15,000              0             0             0                0
  Services (provided by
    officers and directors)                666,666       100,000              0             0             0                0
  Share issue costs                              0      (100,500)             0             0             0                0
  Services                                 250,000        50,000              0             0             0                0
  Conversion of convertible
    debentures                           3,869,120       525,813              0             0             0                0
  Acquisition of subsidiary              1,800,000       619,200              0             0             0                0
  Held in escrow                           447,091             0              0             0             0                0
  Stock option benefit                           0        70,600              0             0             0                0
  Beneficial conversion feature                  0       566,456              0             0             0                0
Foreign currency translation                     0             0              0             0             0                0
Net loss for year                                0             0              0             0             0                0
                                       -----------   -----------    -----------   -----------   -----------    -------------
BALANCE JUNE 30, 1999                   22,087,062     4,016,267              0             0      (284,068)               0
SHARES ISSUED FOR
  Cash on private placement              2,650,000     3,975,000              0             0             0                0
  Exercise of options                    1,245,000       256,700              0             0             0                0
  Release from escrow                            0        75,558              0             0             0                0
  Services                                  50,000        13,000              0             0             0                0
On settlement of debt                            0             0        664,410       664,410             0                0
Stock option benefit                             0        48,256              0             0             0                0
Promissory note repayment                        0             0              0             0       225,568                0
Foreign currency translation                     0             0              0             0             0                0
Net loss for year                                0             0              0             0             0                0
                                       -----------   -----------    -----------   -----------   -----------    -------------

BALANCE, JUNE 30, 2000                  26,032,062   $ 8,384,781        664,410   $   664,410   $   (58,500)   $           0
                                       -----------   -----------    -----------   -----------   -----------    -------------
                                                        DEFICIT
                                                       ACCUMULATED
                                           OTHER       DURING THE        TOTAL
                                       COMPREHENSIVE   DEVELOPMENT    STOCKHOLDERS'
                                           INCOME         STAGE          EQUITY
                                       -------------   -----------    -------------
BALANCE, JUNE 30, 1998                 $      36,235   $(2,104,433)   $    (281,568)
SHARES ISSUED FOR
  Cash                                             0             0           50,000
  Exercise of stock options                        0             0           80,500
  Promissory note                                  0             0          (31,500)
  Settlement of lawsuit                            0             0           15,000
  Services (provided by
    officers and directors)                        0             0          100,000
  Share issue costs                                0             0         (100,500)
  Services                                         0             0           50,000
  Conversion of convertible
    debentures                                     0             0          525,813
  Acquisition of subsidiary                        0             0          619,200
  Held in escrow                                   0             0                0
  Stock option benefit                             0             0           70,600
  Beneficial conversion feature                    0             0          566,456
Foreign currency translation                   8,444             0            8,444
Net loss for year                                  0    (1,404,021)      (1,404,021)
                                       -------------   -----------    -------------
BALANCE JUNE 30, 1999                         44,679    (3,508,454)         268,424
SHARES ISSUED FOR
  Cash on private placement                        0             0        3,975,000
  Exercise of options                              0             0          256,700
  Release from escrow                              0             0           75,558
  Services                                         0             0           13,000
On settlement of debt                              0             0          664,410
Stock option benefit                               0             0           48,256
Promissory note repayment                          0             0          225,568
Foreign currency translation                   1,614             0            1,614
Net loss for year                                  0    (1,537,402)      (1,537,402)
                                       -------------   -----------    -------------

BALANCE, JUNE 30, 2000                 $      46,293   $(5,045,856)   $   3,991,128
                                       -------------   -----------    -------------

See notes to consolidated financial statements                               F-5

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
PERIOD FROM FEBRUARY 12, 1996 (INCEPTION) THROUGH JUNE 30, 2001
(U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                       COMMON                      PREFERRED
                                                      STOCK AND                   STOCK AND
                                        SHARES OF      PAID-IN       SHARES OF     PAID-IN
                                         COMMON        CAPITAL       PREFERRED     CAPITAL      PROMISSORY
                                         STOCK        IN EXCESS        STOCK       IN EXCESS       NOTES           SHARE
                                         ISSUED        OF PAR          ISSUED       OF PAR      RECEIVABLE     SUBSCRIPTIONS
                                       -----------   -----------    -----------   -----------   -----------    -------------
BALANCE, JUNE 30, 2000                  26,032,062   $ 8,384,781        664,410   $   664,410   $   (58,500)   $           0
SHARES ISSUED FOR
  Private placement                         81,885       112,480              0             0             0                0
  Exercise of options                      517,000        91,515              0             0             0                0
  For services                             100,000        40,000              0             0             0                0
  Held in escrow
    (note 7(b))                            218,115             0              0             0             0                0
Stock option benefit                             0       272,207              0             0             0                0
Dividends on preferred
  shares                                         0             0              0             0             0                0
Share subscriptions                              0             0              0             0             0           50,000
Redeemed shares                                  0             0       (100,000)     (100,000)            0                0
Foreign currency
  translation                                    0             0              0             0             0                0
Net loss for the period                          0             0              0             0             0                0
                                       -----------   -----------    -----------   -----------   -----------    -------------
BALANCE, JUNE 30, 2001                  26,949,062   $ 8,900,983        564,410   $   564,410   $   (58,500)   $      50,000
                                       ===========   ===========    ===========   ===========   ===========    =============
                                                  DEFICIT
                                                 ACCUMULATED
                                    OTHER        DURING THE          TOTAL
                                COMPREHENSIVE    DEVELOPMENT     STOCKHOLDERS'
                                    INCOME          STAGE            EQUITY
                                -------------   -------------    -------------
BALANCE, JUNE 30, 2000          $      46,293   $  (5,045,856)   $   3,991,128
SHARES ISSUED FOR
  Private placement                         0               0          112,480
  Exercise of options                       0               0           91,515
  For services                              0               0           40,000
  Held in escrow
    (note 7(b))                             0               0                0
Stock option benefit                        0               0          272,207
Dividends on preferred
  shares                                    0         (30,720)         (30,720)
Share subscriptions                         0               0           50,000
Redeemed shares                             0        (100,000)        (200,000)
Foreign currency
  translation                             (26)              0              (26)
Net loss for the period                     0      (4,000,169)      (4,000,169)
                                -------------   -------------    -------------
BALANCE, JUNE 30, 2001          $      46,267   $  (9,176,745)   $     326,415
                                =============   =============    =============


See notes to consolidated financial statements                               F-6

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999 AND PERIOD FROM FEBRUARY 12, 1996
  (INCEPTION) THROUGH JUNE 30, 2001
(U.S. DOLLARS)
--------------------------------------------------------------------------------

                                                                                                        PERIOD FROM
                                                                                                      FEBRUARY 12, 1996
                                                                                                         (INCEPTION)
                                                                   YEAR ENDED JUNE 30,                     THROUGH
                                                         2001             2000           1999           JUNE 30, 2001
                                                      ------------    ------------    ------------    -----------------
OPERATING ACTIVITIES
  Net loss                                            $ (4,000,169)   $ (1,537,402)   $ (1,404,021)   $      (9,046,025)
  Adjustments to reconcile net loss to
  net cash used by operating activities
    Extraordinary item                                           0               0               0             (602,843)
    Consulting services and financing fees                  55,389         113,683         150,000              417,108
    Depreciation and amortization                           99,150         104,388          13,466              242,375
    Stock option compensation                              272,207          48,256          70,600              391,063
    Interest on beneficial conversion                            0               0         566,456              566,456
    Settlement of lawsuit                                        0               0          15,000               15,000
    Write-down of license and operating assets           1,382,046               0               0            1,806,700
   Changes in non-cash working capital
     Due from affiliated company                                 0               0               0             (116,000)
     Notes and accounts receivable                          48,297         176,926        (284,068)             (58,845)
     Inventory                                             (21,842)        (25,000)              0              (46,842)
     Prepaid expenses                                        5,230          (5,395)              0                 (165)
     Deferred revenue                                            0          13,232               0               13,232
     Other                                                       0               0               0               (2,609)
     Accounts payable and accruals                         143,369         236,171         217,967              924,051
     Due to West Virginia University

     Research Corporation                                        0               0               0              397,296
     Due to affiliated companies                                 0               0               0                    0
     Due to officers and directors                               0               0         (33,229)                   0
NET CASH USED BY OPERATING ACTIVITIES                   (2,016,323)       (875,141)       (687,829)          (5,100,048)
                                                      ------------    ------------    ------------    -----------------
INVESTING ACTIVITIES
  Purchase of property, equipment and
    intangibles assets                                     (66,401)        (22,995)        (33,908)            (200,935)
  Assets acquired and liabilities assumed
    on purchase of subsidiary                                    0               0        (129,474)            (129,474)
  Investment in and advances to affiliated
    companies                                             (950,000)       (300,000)              0           (2,000,000)
  License agreements                                             0               0               0             (124,835)
NET CASH USED BY INVESTING ACTIVITIES                   (1,016,401)       (322,995)       (163,382)          (2,455,244)
                                                      ------------    ------------    ------------    -----------------
FINANCING ACTIVITIES
  Repayment of loan                                        (45,000)              0               0              (45,000)
  Advances from stockholders                                     0               0          79,412            1,078,284
  Repayments to stockholders                                     0               0         (94,046)             (94,046)
  Subscriptions received                                    50,000               0         (25,000)              50,000
  Proceeds from issuance of common stock                   188,606       4,104,575         383,068            6,216,763
  Proceeds from convertible debentures                           0               0         600,000              600,000
  Share issue costs                                              0               0        (100,500)            (227,420)
                                                      ------------    ------------    ------------    -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  193,606       4,104,575         842,934            7,578,581
                                                      ------------    ------------    ------------    -----------------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                 (26)          1,614           8,444               46,267
                                                      ------------    ------------    ------------    -----------------
INCREASE (DECREASE) IN CASH                             (2,839,144)      2,908,053             167               69,556
CASH, BEGINNING OF PERIOD                                2,908,700             647             480                    0
                                                      ------------    ------------    ------------    -----------------

CASH, END OF PERIOD                                   $     69,556    $  2,908,700    $        647    $          69,556
                                                      ============    ============    ============    =================

Supplemental cash flow information (note 8)


See notes to consolidated financial statements                               F-7

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(U.S. DOLLARS)

--------------------------------------------------------------------------------

1.       INCORPORATION AND NATURE OF OPERATIONS

         The Company was incorporated under the laws of the State of Nevada on February 12, 1996 and has its head office in Bellingham, Washington, U.S.A. The Company is in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. The Company is in the business of researching, developing and commercializing new antenna technologies directly and through its wholly-owned subsidiary Antek Wireless, Inc. ("Antek").

         Integral had previously been developing three other technologies which it had acquired from West Virginia University, through sub-license agreements. During the year ended June 30, 2001, the Company did not expend any of its resources on the development of those technologies.

         (a) Through its subsidiary Emergent Technologies Corp. ("ETC"), Integral had been researching and developing the Contrawound Toroidal Helical Antenna technology, initially developed by West Virginia University.

         (b) Through another subsidiary, Integral Vision Systems, Inc. ("IVSI"), Integral had been researching and developing the 3D and 2D Color Machine Vision technology, initially developed by West Virginia University.

         (c) Integral had directly been researching and developing the RF Plasma Injection System technology, initially developed by West Virginia University.

         The Company will be devoting all of its resources to the research, development and commercialization of its antenna technologies as developed by its wholly-owned subsidiary, Antek. As a consequence, the value for the license of the technologies in note 6 above have been written off in 2001 for an amount aggregating $1,382,046.

2.       GOING CONCERN

         These consolidated financial statements have been prepared by management in accordance with generally accepted accounting principles on a going concern basis. This presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

         The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies and has an accumulated deficit during the development stage of $9,176,745 (2000 - $5,045,856). These factors raise substantial doubt about the Company's ability to continue as a going concern and is dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. Management is continuously working to obtain financing (note 7). The outcome of these matters cannot be predicted. These consolidated financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(U.S. DOLLARS)

--------------------------------------------------------------------------------

3.       SIGNIFICANT ACCOUNTING POLICIES

         (a)      Principles of consolidation

                  These financial statements include the accounts of Integral Technologies, Inc. (a development stage company), its wholly-owned subsidiaries, IVSI and Antek and its 76.625% owned subsidiary ETC. All intercompany balances and transactions have been eliminated. Investment in Continental Divide Robotics, Inc. ("CDRI") is accounted for using the cost method since the Company exerts no significant influence.

         (b)      Inventories

                  Inventories are stated at the lower of cost and market. Cost is determined using the first-in-first-out method.

         (c)      Depreciation

                  Depreciation is provided using the straight-line method based on the following estimated useful lives:

                           Machinery, furniture and equipment   -   5 Years
                           Computer hardware and software       -   5 Years
                           Molds                                -   5 Years

                  The Company reviews long-term assets to determine if the carrying amount is recoverable based on the estimate of future cash flow expected to result from the use of the asset and its eventual disposition. If in this determination there is an apparent shortfall, the loss will be recognized as a current charge to operations.

         (d)      Loss per share

                  Loss per share computations are based on the weighted average number of common shares outstanding during the period. Common share equivalents consisting of stock options and warrants are not considered in the computation because their effect would be anti-dilutive.

         (e)      Stock issued in exchange for services

                  The valuation of the common stock issued in exchange for services is valued at an estimated fair market value as determined by officers and directors of the Company based upon other sales and issuances of the Company's common stock within the same general time period.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(U.S. DOLLARS)
--------------------------------------------------------------------------------

3.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                  Gains and losses arising from this translation of foreign currency are excluded from net loss for the period and accumulated as a separate component of stockholders' equity.

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

         (j)      Use of estimates

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

         (k)      Financial instruments

                  The Company's financial instruments include cash, accounts receivable, promissory notes receivable, investments, accounts payable and accruals, due to West Virginia University Research Corporation (note 12(a)), and short-term loan. Unless otherwise noted, in the opinion of management, the carrying value of these financial instruments approximates their fair market values and the Company is not exposed to significant credit, interest or currency risk.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(U.S. DOLLARS)
--------------------------------------------------------------------------------


3.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         (n)      Interest on beneficial conversion

                  The beneficial conversion features relating to the 2% convertible debenture (note 11) and promissory note are accounted for as interest. This policy conforms to the accounting for these transactions announced by the SEC staff in March, 1997.

         (o)      Recent accounting pronouncements

                  (i) Beginning July 1, 2000 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and the corresponding amendments under SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133" ("SFAS 138"), establishes accounting and reporting standards for derivative instruments. It requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. Additionally, the fair value adjustments will effect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. Adoption of this standard did not change the Company's existing accounting policies or disclosures.

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

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(U.S. DOLLARS)
--------------------------------------------------------------------------------

3.       SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                  (iv) In March 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The Company adopted this consensus for the year ended June 30, 2001.

                  (v) In September 2000, the EITF reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. Adoption of this consensus did not change the Company's existing accounting policies or disclosures.

                  (vi) In July 2001, FASB Issued Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets. This statement includes requirements to test good will and indefinite lived intangible assets for impairment rather than amortization. This statement will be effective for years beginning December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001. The Company will adopt this statement effective July 1, 2001. This statement will have minimal impact on the Company's operations.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(U.S. DOLLARS)
--------------------------------------------------------------------------------


4.       ACQUISITIONS

         (a) In September 1996, the Company entered into a letter agreement to acquire a 10% interest in ETC (a development stage company) from two related parties of the Company for consideration of $100,000. The Company had an option to acquire the remaining 90% interest in ETC by issuing 1,800,000 shares of common stock of the Company and by funding ETC's research and development of the Contrawound Toroidal Helical Antenna for government and military applications to a minimum of $1,200,000 (of which the Company advanced a total of $650,000). The Company issued 1,800,000 shares which at the 1998 year-end were held by ETC's attorney in escrow subject to the closing of the final agreement (which was closed March 11, 1999). The shares were released from escrow and are recorded in these financial statements at $0.344 per share, the closing market trading price on the NASD market on March 11, 1999. The 1,800,000 shares and the $650,000 advanced entitles the Company to a further 70% interest in ETC.

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

         (b) During the year ended June 30, 2000 the Company entered into a stock purchase agreement with CDRI, whereby the Company would acquire a total of 17,610 shares in common stock of CDRI representing a 30% ownership interest. Consideration for this acquisition is as follows:

                  (i) Upon payment of $500,000 issuance of 8,407 shares. As at June 30, 2000 the Company had paid $300,000. During the year ended June 30, 2001, the Company paid additional $200,000 and obtained the 8,407 shares of CDRI.

                  (ii) As at June 30, 2001 the Company had paid a total of $1,250,000 shares representing 21% ownership of CDRI. With a 21% ownership interest, the Company does not exert significant influence.

5.       PROPERTY AND EQUIPMENT

                                                      2001          2000
                                                   ----------    ----------
         Machinery, furniture and equipment        $  148,940    $   79,577
         Computer hardware and software                21,419        21,419
         Mould                                          4,800             0
                                                   ----------    ----------
                                                      175,159       100,996
         Less:  Accumulated depreciation              (85,593)      (59,416)
                                                   ----------    ----------
                                                   $   89,566    $   41,580
                                                   ==========    ==========

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(U.S. DOLLARS)
--------------------------------------------------------------------------------


6.       LICENSE AGREEMENTS

         (a)      Toroidal Helical Antenna

                  ETC was formed to develop, commercialize, market and manufacture certain proprietary Toroidal Helical Antenna Technology ("the Technology"). The Company obtained an exclusive sub-license to the technology from Integral Concepts, Inc. ("ICI"), a company 100% controlled by a former shareholder of ETC (note 4(a)), a significant shareholder of the Company, and an employee of West Virginia University Research Corporation ("WVURC") of its right, title and interest in and to all worldwide government and military applications and resulting procurement interests in the Technology. ICI obtained the license to the Technology from WVURC. WVURC has the proprietary interest in and holds the patents to the technology.

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

                  The Company does not intend to further develop this technology in the foreseeable future. All costs associated with the acquisition of this technology have been written off.

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

                  Pursuant to an agreement dated February 9, 1996 with WVURC, the Company is responsible for the reimbursement of project development costs which are incurred by WVURC. To June 30, 2001, $445,570 (2000 - $445,570) of project development costs has been paid or is payable to WVURC (note 12). Either party may terminate this agreement upon 90 days written notice.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(U.S. DOLLARS)
--------------------------------------------------------------------------------


6.       LICENSE AGREEMENTS (Continued)

                  The Company does not intend to further develop this technology in the foreseeable future. All costs associated with the acquisition of this technology have been written off.

         (c)      2D Machine Vision Colorimetry

                  Pursuant to an agreement dated February 9, 1996 with ICI, the Company acquired through IVSI, the right to manufacture and market the 2D Machine Vision Colorimetry, a counterfeit currency determination software. The Company is obligated to pay a $3,000 minimum annual royalty to WVURC to maintain the license in good standing. In addition, a further 10% royalty of any net revenues is payable to WVURC on behalf of ICI, such royalties to be reduced by the $3,000 minimum annual royalty payment. To date there have been no net revenues.

                  The license is automatically renewed for one year periods each December 31 as long as the required minimum royalty payments described above are paid to WVURC on behalf of ICI.

                  Pursuant to an agreement dated February 9, 1996 with WVURC, the Company is responsible for the reimbursement of project development costs incurred by WVURC. To June 30, 2000, $350,151 (1999 - $350,151) of project development costs has been paid or is payable to WVURC (note 12). Either party may terminate this agreement upon 90 days written notice.

                  The Company does not intend to further develop this technology in the foreseeable future. All costs associated with the acquisition of this technology have been written off.

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

                  The operations of IVSI have ceased. The Company does not intend to further develop this technology in the foreseeable future. All costs associated with the acquisition of this technology have been written off.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(U.S. DOLLARS)
--------------------------------------------------------------------------------


7.       STOCKHOLDERS' EQUITY

         (a)      Common stock

                  During the year ended June 30, 2000, the Company completed a private placement whereby 2,650,000 shares of common stock were issued at a price of $1.50 per share and 1,325,000 share purchase warrants for $0.001 per warrant exercisable into common stock at a price of $1.80 for a period of two years. The warrants may be redeemed by the Company at $0.01 per warrant if the market value of the common stock of the Company trades above $10.00 for 10 consecutive days.

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

                  Pursuant to this agreement the Company issued 300,000 shares to be held in escrow to exercise a put. Of these, 81,885 shares were released on the exercise of the put and 218,115 are held in escrow for future put exercises.

                  As partial consideration of the investment agreement the Company issued warrants to Swartz to purchase 495,000 shares of common stock (note 7(e)(ii)).

         (c)      Authorized preferred stock

                  The preferred stock may be issued in one or more series. The distinguishing features of each series including preference, rights and restrictions are to be determined by the Company's Board of Directors upon the establishment of each such series.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(U.S. DOLLARS)
--------------------------------------------------------------------------------


7.       STOCKHOLDERS' EQUITY (Continued)

                  During the year ended June 30, 2000, the Company designated 1,000,000 of its authorized 20,000,000 preferred shares as Series A Convertible Preferred Stock with a par value of $0.001 each and a stated value and liquidation preference of $1.00 per share. Cumulative dividends are accrued at the rate of 5% annually, payable at the option of the Company. The shares may be converted to restricted shares of common stock at the average trading price ten days prior to conversion, and entitled to votes equal to the number of shares of common stock into which each series of preferred stock may be converted. Each Series A Convertible Preferred Stock may be redeemed by the Company for $1.50 each within one year after the date of issue, and for $2.00, $2.50, $3.00 per share and $3.50 in each of the subsequent four years after date of issue.

                  During the year ended June 30, 2000, the Company agreed to settle $383,228 of accounts payable and $281,182 of long-term debt, both amounts owed to officers and directors of the Company, by issuing 664,410 shares of Series A convertible preferred stock at a par value of $0.001 and a stated value of $1.00 per share.

                  During the year ended June 30, 2001 the Company redeemed 100,000 preferred shares for $200,000.

         (d)      Stock options

                  Pursuant to the Company's 1996 Incentive Compensation Plan as subsequently amended in 1997, the Company may issue stock options and stock bonuses for common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company.

                  In January 2001 the Company adopted a non-qualified stock option plan. "Integral Technologies, Inc. 2001 Stock Plan" (the "2001 Plan") under which the Company may issue up to 2,500,000 stock options and stock bonuses of common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(U.S. DOLLARS)
--------------------------------------------------------------------------------


7.       STOCKHOLDERS' EQUITY (Continued)

                  The following table summarizes the Company's stock option activity for the years ended June 30, 2001, 2000 and 1999:

                                                                                           Weighted
                                                                       Exercise            Average
                                                       Number            Price             Exercise
                                                     of Shares         Per Share            Price
                                                    ------------    ----------------       --------
                  BALANCE JUNE 30, 1998                1,990,000    $ 0.15 to $ 2.00       $   0.24
                    AND 1997
                  Granted during the year
                    June 30,1999                       1,635,000    $ 0.15 to $ 0.25       $   0.17
                  Cancelled                           (1,260,000)        $ 0.15            $   0.15
                  Exercised                             (445,000)   $ 0.15 to $ 0.25       $   0.18
                                                    ------------    ----------------       --------
                  BALANCE JUNE 30, 1999                1,920,000    $ 0.15 to $ 2.00       $   0.26
                  Granted during the
                    year June 30, 2000                   960,000    $ 0.15 to $ 0.40       $   0.19
                  Cancelled                              (25,000)        $ 0.15            $   0.15
                  Exercised                           (1,245,000)   $ 0.15 to $ 0.40       $   0.21
                                                    ------------    ----------------       --------
                  BALANCE JUNE 30, 2000                1,610,000    $ 0.15 to $ 2.00       $   0.27
                  Granted during the
                    year June 30, 2001                   689,500    $ 0.15 to $ 0.65       $   0.50
                  Cancelled                             (209,000)        $ 0.15            $   0.15
                  Expired                               (235,000)   $ 0.15 to $ 2.00       $   0.66
                  Exercised                             (517,000)   $ 0.15 to $ 0.20       $   0.17
                                                    ------------    ----------------       --------
                  BALANCE,
                    JUNE 30, 2001                      1,338,500    $ 0.15 to $ 0.65       $   0.35
                                                    ============    ================       ========

                  The following summarizes the options outstanding at June 30, 2001 and 2000 all of which were fully vested at these dates:

                                           Exercise                     Number of Shares
                  Expiry Date                Price                2001                2000
                  -----------------     ----------------        --------           ----------
                  January 30, 2001           $ 0.20                    0              240,000
                  February 7, 2001           $ 2.00                    0              100,000
                  January 30, 2002      $ 0.15 to $ 0.33         858,500            1,270,000
                  December 30, 2005          $ 0.65              480,000                    0
                                        ================        ========           ==========

                  Pursuant to the Company's 1996 Incentive Compensation plan as subsequently amended in 1997, the Company granted 368,000 (2000 - 460,000) stock options, and at the same time cancelled 368,000 stock options previously granted. The 368,000 new stock options were granted to consultants and have been recognized applying SFAS 123 using the Black-Scholes option pricing model which resulted in additional legal and consulting fees of $53,007 (2000 - $37,455)

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(U.S. DOLLARS)
--------------------------------------------------------------------------------


7.       STOCKHOLDERS' EQUITY (Continued)

                  The Company extended the expiration date for 700,000 stock options expiring January 30, 2001 to January 30, 2002. As a result of this change, these options became variable and an additional compensation expense of $251,120 was charged to operations.

                  Pursuant to the 2001 Plan, the Company granted a total of 480,000 fully vested stock options to two directors of the Company at an exercise price of $0.65 per share which will expire December 31, 2005. Subsequent to June 30, 2001 the Company granted 1,600,000 options to employees at exercise prices ranging from $0.40 to $1.20, expiring August 31, 2003.

                  The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $219,200 (2000 - $10,800; 1999 - $9,200) was recognized as salaries expense. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option - pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been as follows:

                                                             2001                      2000
                                                          -----------              -----------
                  Net loss, as reported                   $(4,000,169)             $(1,537,402)
                  Net loss, pro-forma                      (4,172,969)              (1,568,842)
                  Net loss per share, as reported         $     (0.15)             $     (0.07)
                  Net loss per share, pro-forma           $     (0.16)             $     (0.07)
                                                          ===========              ===========

                  The fair value of each option grant is calculated using the following weighted average assumptions:

                                                             2001                      2000
                                                          -----------              -----------
                  Expected life (years)                             5                        3
                  Interest rate                                  5.00%                    6.00%
                  Volatility                                    61.04%                   81.19%
                  Dividend yield                                 0.00%                    0.00%
                                                          ===========              ===========

         (e) Subsequent to June 30, 2001, officers and directors exercised 700,000 options for a total of $124,200 for settlement of debt and 158,500 options to a consultant for $52,300.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(U.S. DOLLARS)
--------------------------------------------------------------------------------


7.       STOCKHOLDERS' EQUITY (Continued)

         (f) At June 30, 2001, the following stock purchase warrants were outstanding:

                  (i)      1,325,000 (2000 - 1,325,000) with an exercise price
                           of $1.80 expiring March 15, 2002. During the year, the exercise price was reduced to $0.40 per share if exercised prior to September 30, 2001 and exercisable at $1.80 per share from October 1, 2001 to March 15, 2002. Subsequent to June 30, 2001, 325,000 warrants were exercised at $0.40 per share to net the Company $130,000;

                  (ii) 495,000 (2000 - 495,000) with an exercise price of $1.306 exercisable on or before November 10, 2005; and

                  (iii) 8,189 (2000 - Nil) with an exercise price of $1.44 exercisable on or before November 10, 2005.

                  Both (ii) and (iii) above have reset provisions, whereby the exercise price is adjusted to 110% of the five day average on every month's anniversary of the warrants.

         (g)      Promissory notes receivable includes:

                  (i) $31,500 due on exercise of 210,000 stock options, interest at 10% per annum, due November 1, 2002; and,

                  (ii) $27,000 due on exercise of 135,000 stock options, interest at 8% per annum, due June 6, 2002.

8.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                                        PERIOD FROM
                                                                                                        FEBRUARY 12,
                                                                                                         (INCEPTION)
                                                                   YEAR ENDED JUNE 30,                     THROUGH
                                                         2001             2000           1999           JUNE 30, 2001
                                                      ------------    ------------    ------------    -----------------
         SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
           Issue of common stock
             For property and equipment               $          0    $          0    $          0    $          15,000
             For services (provided by
               officers and directors)                           0               0         100,000              120,000
            For settlement of lawsuit                            0               0          15,000               15,000
             For services                                   45,265         113,125          50,000              261,161
             For acquisition of subsidiary                       0               0         619,200              894,200
         SUPPLEMENTAL CASH FLOW INFORMATION
             Interest paid                                       0               0               0               81,111
            Income tax paid                                      0               0               0                    0
                                                      ============    ============    ============    =================

INTEGRAL TECHNOLOGIES, INC.
A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(U.S. DOLLARS)
--------------------------------------------------------------------------------


9.       RELATED PARTY TRANSACTIONS

         (a) Accounts payable at June 30, 2001 include $228,722 (2000 - $23,001) due to two directors and officers of the Company.

         (b)      The Company incurred $276,000 (2000 - $240,000; 1999 -
                  $290,000) for wages to two directors and officers of the Company and $nil (2000 - $42,000; 1999 - $93,500) for interest for amounts owed to these directors. Of the 1999 amount, $100,000 was settled by issue of 666,666 shares of common stock.

10.      INCOME TAXES

         Deferred income taxes reflect the tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are as follows:

                                             2001            2000            1999
                                         ------------    ------------    ------------
         Deferred income tax assets
           Net operating loss
             and credit
             carryforwards               $  3,000,000    $  1,933,000    $  1,460,000
           Temporary differences
             on property and
             equipment depreciation            (1,000)           (600)          2,600
                                         ------------    ------------    ------------

         Gross deferred tax assets          2,999,000       1,932,400       1,462,600
         Valuation allowance               (2,999,000)     (1,932,400)     (1,462,600)
                                         ------------    ------------    ------------

                                         $          0    $          0    $          0
                                         ============    ============    ============

         As at June 30, 2001 the Company's net operating loss carryforwards for income tax purposes were approximately $8,500,000. If not utilized, they will start to expire in 2017.

11.      INTEREST ON BENEFICIAL CONVERSION

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

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(U.S. DOLLARS)
--------------------------------------------------------------------------------


12.      CONTINGENCIES

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

         (b) Integral Technologies, Inc., Antek, ETC. and Jack Parsons, a director of the Company, were defendants in a lawsuit filed in May 2000 in the United States District Court for the Northern District of West Virginia by IAS Communications, Inc. ("IAS"). IAS claimed that, pursuant to agreement by and among IAS, ICI and ETC, IAS acquired the exclusive right to commercial applications of certain patented and proprietary antenna technology developed at West Virginia University and ETC acquired exclusive rights to military applications of such technology. IAS claimed that ETC breached its agreement by pursuing commercial applications of the technology. IAS further claimed that all defendants misappropriated certain trade secrets and interfered with IAS's economic relations. In addition, IAS claimed that Jack Parsons breached certain fiduciary duties. IAS sought injunctive relief prohibiting the defendants from disclosing certain information related to the technology; an order requiring defendants to account for any profits from the alleged conduct, return any proprietary materials to IAS and destroy all devices created in violations of IAS's rights; and a money judgement in an amount to be determined at trial, but no less than $15,000,000.

                  On September 6, 2001, the United States District Court Magistrate Judge recommended that the action filed by IAS against the Company and its subsidiaries be dismissed with prejudice. The Magistrate Judge entered his order after IAS failed to appear at prior court hearings, failed to provide information ordered to be produced by the Magistrate Judge and ordered IAS to pay certain costs and attorney's fees to the Company and its subsidiaries. By Court Order dated September 24, 2001, the U.S. District Court Judge adopted the Magistrate Judge's recommendation and ordered the case be dismissed with prejudice from the Court's docket. Accordingly, no further claims by IAS Communications against the Company and its subsidiaries exist in this litigation.

         (c) On October 12, 2000, Joffre J. Rolland and Robin L. Rolland filed a suit against the Company and its subsidiary ETC seeking to recover damages for various claims involving an alleged breach of two written employment contracts. Management intends to vigorously defend against these claims. As the outcome of this litigation cannot be determined at this time, any adjustments required will be recorded by the Company when the outcome becomes determinable.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(U.S. DOLLARS)
--------------------------------------------------------------------------------


13.      COMPREHENSIVE LOSS

                                                                                         PERIOD FROM
                                                                                        FEBRUARY 12,
                                                                                           1996
                                                                                         (INCEPTION)
                                                                                          THROUGH
                                               YEAR ENDED JUNE 30,                        JUNE 30,
                                 2001                 2000                 1999             2001
                              -----------          -----------         -----------      ------------
         Net loss             $(4,000,169)         $(1,537,402)        $(1,404,021)     $ (9,046,025)
         Other
           comprehensive
           income (loss)              (26)               1,614               8,444            46,267
                              -----------          -----------         -----------      ------------
         Comprehensive
           loss               $(4,000,195)         $(1,535,788)        $(1,395,577)     $ (8,999,758)
                              ===========          ===========         ===========      ============

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers of Registrant. The Company has a Board of Directors which is currently comprised of two members. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed. The members of the Board and the executive officers of the Company and their respective age and position are as follows:

                                                                                                        Director of
Name                                  Age        Position with Registrant                            Registrant Since
-----------------------------------------------------------------------------------------------------------------------
William S. Robinson                   44         Chairman, CEO and Treasurer                           February 1996

William A. Ince                       50         Director, President, Secretary and Chief              February 1996
                                                 Financial Officer

Directors and Executive Officers of Antek. Integral's subsidiary, Antek, has a Board of Directors which is comprised of four members who hold office until the next annual meeting of shareholders or until a successor is elected or appointed. The members of the Board and the executive officers of Antek and their respective age and position are as follows:

                                                                                                      Director of
Name                                  Age        Position with Antek                                  Antek Since
--------------------------------------------------------------------------------------------------------------------
William S. Robinson                   44         Chairman, CEO and Treasurer                         November 1999

William A. Ince                       50         Director, President, Secretary and Chief            November 1999
                                                 Financial Officer

Abraham Wei                           41         Director                                              July 2000

Joseph Jeng                           46         Director                                              July 2000

(b)  Family Relationships.  None.

(c)  Involvement in Certain Legal Proceedings.  None.


                  DIRECTORS AND EXECUTIVE OFFICERS OF INTEGRAL

WILLIAM ROBINSON
(Chairman, CEO and Treasurer)

As a co-founder and significant shareholder of Integral, Mr. Robinson has been responsible since the inception of Integral for securing funding in order to ensure the ongoing operations of Integral and its subsidiaries. Together with Mr. Ince, he has been responsible for the development and implementation of corporate strategies.

During the period 1988 to 1996, Mr. Robinson was President of Achieva Development Corporation, a mining company which is publicly traded on the Canadian Venture Exchange.

Mr. Robinson brings many years of management experience in finance, banking and corporate development. Previously, he acted as a director of a number of companies involved in natural resources, sales and marketing, and computer technologies.

WILLIAM A. INCE
(Director, President, Secretary and Chief Financial Officer)

Mr. Ince, a co-founder and significant shareholder of the Company, is responsible, along with Mr. Robinson, for the development and implementation of corporate strategies. He is also responsible for the accounting and financial systems and record-keeping of Integral and its subsidiaries.

Prior to his engagement with the Company, Mr. Ince was a self-employed management consultant for a period of five years.

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

SIGNIFICANT EMPLOYEES OF THE COMPANY AND ITS SUBSIDIARIES

ABRAHAM WEI
(Director of Antek)

Mr. Wei, chairman of the board of Antek, serves as an advisor to the Company on a variety of issues relating to market opportunities, product manufacturing and ongoing corporate development of the company.

As the CEO and founder of Vpacket Communications, Inc., Mr. Wei brings 15 years of diverse business experience in engineering, manufacturing and sales in the networking industry. Mr. Wei has held various positions with increasing scope and responsibility over the past seven years at Ascend Communications, Inc., most recently as Vice President, Worldwide Sales Operations. Prior to that position, Mr. Wei was Vice President of Manufacturing Operations and managed Ascend Communication's manufacturing operations throughout the Company's astronomical growth from $40.0 million in sales in 1994 to $1.2 billion in sales in 1997. As a former Director of Ascend Communications, Mr. Wei maintains a personal and professional relationship with the executive management of Ascend Communications.

Mr. Wei holds an MBA from Pepperdine University and B.S. in Computer Science from the University of California, Berkley.

DANIEL HARRELL
(Vice President Product Development and Operations of Antek)

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

JOSEPH JENG
(Director of Antek)

Mr. Jeng, a member of Antek's board of directors, serves as an advisor to the Company on a variety of issues, including electronic commerce and strategic planning. Mr. Jeng is a general partner at Atrix Investment, LLC, a private equity investment firm, where he specializes in electronic commerce and enabling technology sectors.

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

Mr. Jeng received his B.S. from National Taiwan University. He received an M.A. in Physics and an M.B.A. from Harvard University.

THOR LARSEN
(Consultant)

Mr. Larsen continues to advise the Company regarding the potential roles of the new antenna technologies in the telecommunications industry and the possibilities for their technological "marriage" with other evolving wireless technologies. Another role of Mr. Larsen is to assist in protecting the proprietary nature of the new antenna technologies developed by Integral and its subsidiaries by drafting documents for patent applications.

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

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended June 30, 2001, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were complied with by such persons, except as follows: 1) the Company cannot determine whether Denzel Jack Parsons, a former director of the Company who resigned in December 2000, filed the required forms to report sales of common stock; and 2) The Annual Statement of Changes in Beneficial Ownership of Form 5 for both Messrs. Ince and Robinson were due August 14, 2001 but have not been filed as of the date of this report.

ITEM 10. EXECUTIVE COMPENSATION.

(a)      General

         The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to the executive officers of the Company, and other individuals for whom disclosure is required, for all services rendered in all capacities to the Company and its subsidiaries.

(b)      Summary Compensation Table

         The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, during the fiscal years ended June 30, 2001, 2000 and 1999 to or for Integral's Chief Executive Officer and each of the other executive officers of Integral, and two individuals who are not executive officers but for whom disclosure is required due to the amount of compensation they received.


                                                               Annual Compensation
                                              ------------------------------------------------------
              (a)                    (b)            (c)              (d)                (e)
             Name                                                                      Other
              And                   Year                                              Annual
           Principal                Ended         Salary            Bonus          Compensation
           Position                June 30          ($)              ($)                ($)
----------------------------------------------------------------------------------------------------
William S. Robinson, Director,      2001         $156,000            -0-                -0-
Chairman, CEO, Treasurer (n1)       2000         $120,000            -0-                -0-
                                    1999         $105,000            -0-                -0-

William A. Ince,                    2001         $156,000            -0-                -0-
Director, President, Secretary      2000         $120,000            -0-                -0-
(n2)                                1999         $105,000            -0-                -0-

Daniel Harrell,                     2001         $115,600            -0-                -0-
Vice President of Antek             2000          $81,830            -0-                -0-
(subsidiary) (n3)                   1999          $66,000            -0-                -0-

Jeffry Phillips, former Vice        2001         $120,000            -0-                -0-
President of Antek                  2000          $30,000            -0-                -0-
(subsidiary) (n4)                   1999            N/A              N/A                N/A

                                                                 Long Term Compensation
                                                  -----------------------------------------------------
                                                                Awards                     Payouts
                                                  -----------------------------------------------------
              (a)                       (b)              (f)               (g)              (h)               (i)
              Name                                   Restricted
              And                     Year              Stock             Shares            LTIP           All Other
           Principal                  Ended           Award(s)          Underlying        Payouts         Compensation
            Position                 June 30             ($)             Options            ($)               ($)
--------------------------------------------------------------------------------------------------------------------------
William S. Robinson,                  2001               -0-             240,000             -0-           $50,000(n6)
Chairman, CEO, Treasurer (n1)         2000               -0-             120,000             -0-               -0-
                                      1999               -0-             230,000(n5)         -0-               -0-

William A. Ince,  Director,           2001               -0-             240,000             -0-           $50,000(n6)
President, Secretary (n2)             2000               -0-             120,000             -0-               -0-
                                      1999               -0-             230,000(n5)         -0-               -0-

Daniel Harrell,                       2001               -0-               -0-               -0-               -0-
Vice President of Antek               2000               -0-             100,000             -0-               -0-
(subsidiary) (n3)                     1999               -0-               -0-               -0-               -0-

Jeffry Phillips, former Vice          2001               -0-               -0-               -0-               -0-
President of Antek                    2000               -0-               -0-               -0-               -0-
(subsidiary) (n4)                     1999               N/A               N/A               N/A               N/A


         (n1) Pursuant to an employment agreement entered into between Integral and William Robinson, accrued salary for the fiscal year end June 30, 2000 was $120,000, of which no payments were made; accrued salary for the fiscal year ended June 30, 1999 was $105,000 of which no payments were made; and accrued salary for the fiscal year end June 30, 1998 was $90,000, of which no payments were made. Portions of Mr. Robinson's accrued salary were converted into shares common stock of Integral. In April 1999, Mr. Robinson received 333,333 shares of common stock in lieu of $50,000 salaries accrued in fiscal year ending June 30, 1998. In September 1999, Mr. Robinson received 175,000 shares of Series A Convertible Preferred Stock in lieu of $175,000 in accrued salaries ($40,000 from 1998, $105,000 from 1999, and $30,000 from 2000). As of June 30, 2000, an aggregate of $90,000 remained accrued and payable to Mr. Robinson, and was paid in the fiscal year ended June 30, 2001. In January 2001, a new employment agreement was executed, which provided for an annual salary of $156,000; however, only $18,000 of salary was actually paid in the fiscal year ended June 30, 2001, leaving an aggregate of $138,000 accrued and payable as of June 30, 2001. In August 2001, Mr. Robinson exercised an aggregate of 350,000 options, and the aggregate exercise price of $62,100 was paid by reducing the accrued salary payable to Mr. Robinson by that amount. Simple interest on salaries owed has been accruing at a rate of 10% per annum, but has not been paid and is therefore not included in the table.

         (n2) Pursuant to an employment agreement entered into between Integral and William Ince, accrued salary for the fiscal year end June 30, 2000 was $120,000, of which no payments were made; accrued salary for the fiscal year ended June 30, 1999 was $105,000 of which no payments were made; and accrued salary for the fiscal year end June 30, 1998 was $90,000, of which no payments were made. Portions of Mr. Ince's accrued salary were converted into shares common stock of Integral. In April 1999, Mr. Ince received 333,333 shares of common stock in lieu of $50,000 salaries accrued in fiscal year ending June 30, 1998. In September 1999, Mr. Ince received 175,000 shares of Series A Convertible Preferred Stock in lieu of $175,000 in accrued salaries ($40,000 from 1998, $105,000 from 1999, and

                 30,000 from 2000). As of June 30, 2000, an aggregate of $90,000 remained accrued and payable to Mr. Ince; and was paid in the fiscal year ended June 30, 2001. In January 2001, a new employment agreement was executed, which provided for an annual salary of $156,000; however, only $18,000 of salary was actually paid in the fiscal year ended June 30, 2001, leaving an aggregate of $138,000 accrued and payable as of June 30, 2001. In August 2001, Mr. Ince exercised an aggregate of 350,000 options, and the aggregate exercise price of $62,100 was paid by reducing the accrued salary payable to Mr. Ince by that amount. Simple interest on salaries owed has been accruing at a rate of 10% per annum, but has not been paid and is therefore not included in the table.

         (n3) Mr. Harrell is not considered an executive officer of Integral or its subsidiaries.

         (n4) Mr. Phillips is not considered an executive officer of Integral or its subsidiaries. Mr. Phillips' employment ended in August 2001.

         (n5) 1999 option figures include options previously granted in 1997 with an original exercise price of $.50 per share that were repriced in 1999 to provide for an exercise price of $.15 per share.

         (n6) In December 2000, the Company redeemed an aggregate of 100,000 shares of Series A Preferred Stock from Mr. Robinson (50,000 shares) and Mr. Ince (50,000 shares) at a predetermined redemption price of $2.00 per share. The stated value of the Series A Preferred Stock is $1.00 per share, which resulted in a redemption premium of $1.00 per share over the stated value. A 5% dividend on the Series A Preferred Stock, payable in cash or shares of common stock at the election of the Company, has been accrued but not paid and is therefore not reflected in the table. For the year ended June 30, 2000, interest of $16,582 was accrued to Mr. Robinson and $8,332 to Mr. Ince. For the year ended June 30, 2001, additional interest of $20,860 was accrued to Mr. Robinson and $9,860 to Mr. Ince.

(c)      Option/SAR Grants in Last Fiscal Year

         The information provided in the table below provides information with respect to individual grants of stock options for the year ended June 30, 2001 to each of the persons named in the Summary Compensation Table above. Integral did not grant any stock appreciation rights for the year ended June 30, 2001.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                       Individual Grants

               (a)                        (b)                 (c)                 (d)                (e)
                                                           % of Total
                                       Number of          Options/SARS
                                       Securities          Granted to
                                       Underlying          Employees          Exercise or
                                      Options/SARs         in Fiscal           Base Price         Expiration
              Name                    Granted (#)          Year (n1)             ($/Sh)              Date
----------------------------------------------------------------------------------------------------------------
William S. Robinson, Chairman,        240,000(n2)             50%                 $.65             12/31/05
CEO, Treasurer

William A. Ince, Director,            240,000(n3)             50%                 $.65             12/31/05
President, Secretary

Daniel Harrell,                           -0-                 -0-                 N/A                N/A
Vice President of Antek
(subsidiary) (n4)

Jeffry Phillips, former Vice              -0-                 -0-                 N/A                N/A
President of Antek (subsidiary)
(n5)

         (n1) The percentage of total options granted (480,000) in the fiscal year is based upon all options granted to eligible participants, which includes officers, directors, employees, consultants and advisors, under Integral's 2001 Stock Plan during the year ended June 30, 2001.

         (n2) William S. Robinson: On January 2, 2001, Mr. Robinson was granted 240,000 options under Integral's 2001 Stock Plan. The options have an exercise price of $.65 per share, became fully vested on February 1, 2001, and expire on December 31, 2005.

         (n3) William A. Ince: On January 2, 2001, Mr. Ince was granted 240,000 options under Integral's 2001 Stock Plan. The options have an exercise price of $.65 per share, became fully vested on February 1, 2001, and expire on December 31, 2005.

         (n4) Mr. Harrell is not considered an executive officer of Integral or its subsidiaries. Subsequent to the end of the fiscal year ended June 30, 2001, in August 2001, Mr. Harrell was granted options to acquire 300,000 shares of common stock, at an exercise price of $.40 per share, until December 31, 2003.

         (n5) Mr. Phillips is not considered an executive officer of Integral or its subsidiaries. Mr. Phillips' employment ended in August 2001.


(d) Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

         The information provided in the table below provides information with respect to each exercise of stock options during most recent fiscal year ended June 30, 2001 by the persons named in the Summary Compensation Table and the fiscal year end value of unexercised options.

           (a)                  (b)             (c)                 (d)                         (e)
                                                                 Number of                    Value of
                                                           Securities Underlying            Unexercised
                                                                Unexercised                 In-the-Money
                                                              Options/SARs at             Options/SARs at
                               Shares          Value             FY-End (#)                  FY-End($)
                            Acquired on      Realized           Exercisable/                Exercisable/
          Name              Exercise (#)      ($)(n1)          Unexercisable             Unexercisable(n1)
-----------------------------------------------------------------------------------------------------------------
William S. Robinson             -0-             -0-             590,000/-0-                 $253,700/-0-
Director, Chairman, CEO,
Treasurer (n2)

William A. Ince                 -0-             -0-             590,000/-0-                 $253,700/-0-
Director, President,
Secretary (n3)

Daniel Harrell,                 -0-             -0-               -0-/-0-                       -0-
Vice President of Antek
(subsidiary) (n4)

Jeffry Phillips, former         -0-             -0-               -0-/-0-                       -0-
Vice President of Antek
(subsidiary) (n5)

         (n1) The aggregate dollar values in columns (c) and (e) are calculated by determining the difference between the fair market value of the common stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively.

         (n2) Subsequent to the end of the fiscal year ended June 30, 2001, in August 2001, Mr. Robinson exercised options to acquire 120,000 shares at an exercise price of $.23 per share, and 230,000 shares at $.15 per share.

         (n3) Subsequent to the end of the fiscal year ended June 30, 2001, in August 2001, Mr. Ince exercised options to acquire 120,000 shares at an exercise price of $.23 per share, and 230,000 shares at $.15 per share.

         (n4) Mr. Harrell is not considered an executive officer of Integral or its subsidiaries. Subsequent to the end of the fiscal year ended June 30, 2001, in August 2001, Mr. Harrell was granted options to acquire 300,000 shares of common stock, at an exercise price of $.40 per share, until December 31, 2003.

         (n5) Mr. Phillips is not considered an executive officer of Integral or its subsidiaries. Mr. Phillips' employment ended in August 2001.


(e)      Long-Term Incentive Plans ("LTIP") - Awards in Last Fiscal Year

         This table has been omitted, as no executive officers named in the Summary Compensation Table above received any awards pursuant to any LTIP during the fiscal year ended June 30, 2001.

(f)      Compensation of Directors

         No compensation was paid by Integral to its Directors for any service provided as a Director during the fiscal year ended June 30, 2001. There are no other formal or informal understandings or arrangements relating to compensation; however, Directors may be reimbursed for all reasonable expenses incurred by them in conducting Integral's business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.

(g)      Employment Contracts and Termination of Employment and
Change-in-Control Arrangements

         On January 2, 2001, Integral executed employment agreements with William S. Robinson, the Chairman, CEO and Treasurer of Integral and William A. Ince, a director and the President, Secretary and CFO of Integral. Each employment agreement provides for a two year term, an annual salary of $156,000 and options to purchase 240,000 shares of Integral's common stock at an exercise price of $0.65 per share, which fully-vested on February 1, 2001.

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

Employee Benefit and Consulting Services Compensation Plans

         The Company currently has two Employee Benefit and Consulting Services Compensation Plans in effect:

         1. On February 20, 1997, the Company adopted an employee benefit and consulting services compensation plan (the "Plan"), which, as amended, covers up to 15% of the shares of Integral's outstanding common stock on any given date. Under the Plan, Integral may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of Integral and its subsidiaries. The purpose of the Plan is to promote the best interests of Integral and its shareholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of Integral. The Plan is administered by Integral's Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which Integral or its subsidiaries is liable if a direct issue of stock and all other terms on which each option shall be granted. No options may be granted on or after the effective date of the Company's registration statement on Form 10-SB (February 1, 2000). As of the fiscal year ended June 30, 2001, options to acquire 958,500 shares covered by the Plan were outstanding, all at exercise prices ranging from $.15 to $2.00 per share, and are fully vested. Subsequent to the end of the fiscal year, in August 2001, 858,500 of these options were exercised, leaving 100,000 options outstanding.

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

         2. On January 2, 2001, Integral adopted a new employee benefit and consulting services compensation plan entitled the Integral Technologies, Inc. 2001 Stock Plan (the "2001 Plan"), which covers up to 2,500,000 shares of common stock. Under the 2001 Plan, Integral may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of Integral and its subsidiaries. The purpose of the 2001 Plan is to promote the best interests of Integral and its shareholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of Integral. The 2001 Plan is administered by Integral's Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which Integral or its subsidiaries is liable if a direct issue of stock and all other terms on which each option shall be granted. As of the fiscal year ended June 30, 2001, options to acquire 480,000 shares covered by the 2001 Plan were outstanding, all at an exercise price of $.65 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

A.       Common Stock

         The following table sets forth, as of September 28, 2001 the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral's common stock, each Officer and Director individually and all Directors and Officers of Integral as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

=================================================================================================================
Name and Address of                                Amount and Nature of Beneficial
Beneficial Owner (1)                                       Ownership(1)(2)               Percent of Class (3)
-----------------------------------------------------------------------------------------------------------------
William S. Robinson (4)
#3 1070 West Pender St.                                       2,048,533                         7.2%
Vancouver, B.C.  V6E 2N7
-----------------------------------------------------------------------------------------------------------------
William A. Ince (5)
805 W. Orchard Dr., Suite #3
Bellingham, WA  98225                                         2,003,333                         7.1%
-----------------------------------------------------------------------------------------------------------------
James Smith
Route 4, Box E36
Bruceton Mills, WV  26330                                     1,857,140                         6.6%
=================================================================================================================
All officers and directors of Integral as a
group (2 persons)                                             4,051,866                        14.2%
=================================================================================================================

(1) Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(2) Includes vested options beneficially owned but not yet exercised and outstanding. The table does not include the effects of conversion by Mr. Robinson and Mr. Ince of their shares of Series A Convertible Preferred Stock, which are convertible into shares of common stock at a conversion rate that varies with the market price of the common stock at the time of conversion. The conversion rate is determined by dividing the number of shares of Series A being converted by the average of the high and low bid prices of Integral's common stock reported by the OTC Bulletin Board over the ten trading days preceding the date of conversion. Mr. Robinson owns 392,197 shares of Series A and Mr. Ince owns 172,213 shares of Series A The actual number of shares of common stock receivable by Messrs. Robinson and Ince upon conversion of the Series A would depend on the actual conversion rate in effect at the time of conversion.

(3) Based upon 28,132,562 shares issued and outstanding, plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(4) Mr. Robinson is an officer and director of Integral and each of its subsidiaries. Beneficial ownership figure includes 240,000 shares underlying options granted but not yet exercised.

(5) Mr. Ince is an officer and director of Integral and each of its subsidiaries. Beneficial ownership figure includes 240,000 shares underlying options granted but not yet exercised.

B.       Series A Convertible Preferred Stock

         The following table sets forth, as of September 28, 2001, the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral's Series A Convertible Preferred Stock, each Officer and Director individually and all Directors and Officers of Integral as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

=================================================================================================================
Name and Address of                                   Amount and Nature of
Beneficial Owner (1)                                Beneficial Ownership(1)           Percent of Class (2)
-----------------------------------------------------------------------------------------------------------------
William S. Robinson (3)
#3 1070 West Pender St.
Vancouver, B.C.  V6E 2N7                                    392,197                            69.5%
-----------------------------------------------------------------------------------------------------------------
William A. Ince (4)
805 W. Orchard Dr., Suite #3
Bellingham, WA  98225                                       172,213                            30.5%
=================================================================================================================
All officers and directors of Integral as a
group (2 persons)                                           564,410                             100%
=================================================================================================================

(1) Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(2) Based upon 564,410 Series A Convertible Preferred shares issued and outstanding.

(3) Mr. Robinson is an officer and director of Integral and each of its subsidiaries.

(4) Mr. Ince is an officer and director of Integral and each of its subsidiaries.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


(a) On February 16, 1996, in connection with the formation of Integral, the following affiliates were issued shares of common stock.

         Name                           Shares                  Consideration Received
         ----                           ------                  ----------------------
         William A. Ince                1,500,000               services valued at $15,000
         William S. Robinson            1,500,000               cash of $10,000 and services valued at $5,000
         Dr. James E. Smith             1,500,000               services valued at $15,000


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

(h) In December 2000, Integral redeemed an aggregate of 100,000 shares of Series A Preferred Stock from Mr. Robinson (50,000 shares) and Mr. Ince (50,000 shares) at a predetermined redemption price of $2.00 per share. The stated value of the Series A Preferred Stock is $1.00 per share, which resulted in a redemption premium of $1.00 per share over the stated value. A 5% dividend on the Series A Preferred Stock, payable in cash or shares of common stock at the election of the Company, has been accrued but not paid. For the year ended June 30, 2000, $16,582 was accrued to Mr. Robinson and $8,332 to Mr. Ince. For the year ended June 30, 2001, an additional $20,860 was accrued to Mr. Robinson and an additional $9,860 to Mr. Ince.

(i) In August 2001, the Company issued an aggregate of 700,000 shares of its common stock to Mr. Robinson (350,000) and Mr. Ince (350,000) upon exercise of options pursuant to the Employee Benefit and Consulting Services Compensation Plan. The options had exercise prices of $0.15 to $.23 per share. The Company issued the shares in consideration for a reduction of an aggregate of $124,200 of accrued salaries payable ($62,100 for Mr. Robinson and $62,100 for Mr. Ince).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      List of Exhibits.

Exhibit Number    Description
--------------    -----------
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

    4.5 Registration Rights Agreement, dated May 11, 2000, by and between Integral and Swartz Private Equity, LLC, related to the registration of the common stock to be sold pursuant to
                  Exhibit 4.3. (Incorporated by reference to Exhibit 4.1 of
                  Integral's registration statement on Form SB-2 (file no.
                  333-41938) filed July 21, 2000.)

    4.6 Warrant to Purchase Common Stock to be issued from time to time in connection with the offering of securities described in Exhibit 4.3. (Incorporated by reference to Exhibit 4.1 of Integral's registration statement on Form SB-2 (file no.
                  333-41938) filed July 21, 2000.)

    4.7           Warrant Side Agreement dated May 11, 2000 between Integral and
                  Swartz related to the offering of securities described in
                  Exhibit 4.3. (Incorporated by reference to Exhibit 4.1 of
                  Integral's registration statement on Form SB-2 (file no.
                  333-41938) filed July 21, 2000.)

    4.9 Form of Addendum Letter dated August 16, 2001 sent by Integral to the ten holders of warrants issued March 31, 2000 in connection with the offering described in Exhibits 4.1 and
                  4.2. (Filed herewith.)

    5.1 Legal opinion of Futro & Trauernicht LLC. (Incorporated by reference to Exhibit 5.1 of Integral's registration statement on Form SB-2 (file no. 333-41938).)

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

Exhibit Number    Description
--------------    -----------
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

    10.9 Employment Agreement between Integral and William S. Robinson dated January 2, 2001. (Incorporated by reference to Exhibit
                  10.9 on Integral's Form 10-QSB for the quarter ended December
                  31, 2000 filed February 14, 2001.)

    10.10 Employment Agreement between Integral and William A. Ince dated January 2, 2001. (Incorporated by reference to Exhibit
                  10.10 on Integral's Form 10-QSB for the quarter ended December
                  31, 2000 filed February 14, 2001.)

    10.11         Integral Technologies, Inc. 2001 Stock Plan dated January 2,
                  2001. (Incorporated by reference to Exhibit 10.11 on Integral's Form 10-QSB for the quarter ended December 31, 2000 filed February 14, 2001.)

    21.3          List of Subsidiaries.  (Filed herewith).



(b)      Reports on Form 8-K.

         No current reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             INTEGRAL TECHNOLOGIES, INC


Dated:  October 11, 2001                     /s/ William S. Robinson
                                             -----------------------------------
                                             William S. Robinson, CEO

                                             /s/ William A. Ince
                                             -----------------------------------
                                             William A. Ince, CFO


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                                     Title                                       Date
         ----                                     -----                                       ----
/s/ William S. Robinson                     Chairman, CEO and                           October 11, 2001
-----------------------                     Treasurer
William S. Robinson

/s/ William A. Ince                         Director, President, Secretary              October 11, 2001
-------------------                         and CFO
William A. Ince

                                  EXHIBIT INDEX

Exhibit Number    Description
--------------    -----------
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

    4.5 Registration Rights Agreement, dated May 11, 2000, by and between Integral and Swartz Private Equity, LLC, related to the registration of the common stock to be sold pursuant to
                  Exhibit 4.3. (Incorporated by reference to Exhibit 4.1 of
                  Integral's registration statement on Form SB-2 (file no.
                  333-41938) filed July 21, 2000.)

    4.6 Warrant to Purchase Common Stock to be issued from time to time in connection with the offering of securities described in Exhibit 4.3. (Incorporated by reference to Exhibit 4.1 of Integral's registration statement on Form SB-2 (file no.
                  333-41938) filed July 21, 2000.)

    4.7           Warrant Side Agreement dated May 11, 2000 between Integral and
                  Swartz related to the offering of securities described in
                  Exhibit 4.3. (Incorporated by reference to Exhibit 4.1 of
                  Integral's registration statement on Form SB-2 (file no.
                  333-41938) filed July 21, 2000.)

Exhibit Number    Description
--------------    -----------
    4.9           Form of Addendum Letter dated August 16, 2001 sent by Integral to the ten holders of warrants issued March 31, 2000 in
                  connection with the offering described in Exhibits 4.1 and
                  4.2. (Filed herewith.)

    5.1 Legal opinion of Futro & Trauernicht LLC. (Incorporated by reference to Exhibit 5.1 of Integral's registration statement on Form SB-2 (file no. 333-41938).)

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

    10.9 Employment Agreement between Integral and William S. Robinson dated January 2, 2001. (Incorporated by reference to Exhibit
                  10.9 on Integral's Form 10-QSB for the quarter ended December
                  31, 2000 filed February 14, 2001.)

    10.10 Employment Agreement between Integral and William A. Ince dated January 2, 2001. (Incorporated by reference to Exhibit
                  10.10 on Integral's Form 10-QSB for the quarter ended December
                  31, 2000 filed February 14, 2001.)

    10.11         Integral Technologies, Inc. 2001 Stock Plan dated January 2,
                  2001. (Incorporated by reference to Exhibit 10.11 on Integral's Form 10-QSB for the quarter ended December 31, 2000 filed February 14, 2001.)

    21.3          List of Subsidiaries.  (Filed herewith).