Form 10QSB
period 2001-09-30
INTEGRAL TECHNOLOGIES INC /CN/
filed 2001-11-09
CIK 1018281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 7, 2001, THE ISSUER HAD 28,132,562 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX


                                                                                                        PAGE
                                                                                                        ----
PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS............................................................................F-1


ITEM 2.  PLAN OF OPERATION................................................................................1


PART II - OTHER INFORMATION...............................................................................3


SIGNATURES................................................................................................6

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
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

      Consolidated Statements of Stockholders' Equity                                                    F-4

      Consolidated Statements of Cash Flows                                                              F-5

      Notes to Consolidated Financial Statements                                                         F-6

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(U.S. DOLLARS)

                                                                          SEPTEMBER 30,        JUNE 30,
                                                                              2001               2001
                                                                          -------------      ------------

ASSETS

CURRENT
  Cash                                                                     $     88,105      $     69,556
  Accounts receivable                                                            12,844            27,344
  Inventory                                                                      46,842            46,842
  Prepaid expenses                                                                  165               165
                                                                           ------------      ------------

TOTAL CURRENT ASSETS                                                            147,956           143,907
PROPERTY AND EQUIPMENT                                                           84,266            89,566
INVESTMENTS                                                                   1,250,000         1,250,000
                                                                           ------------      ------------

TOTAL ASSETS                                                               $  1,482,222      $  1,483,473
                                                                           ============      ============

LIABILITIES

CURRENT
  Accounts payable and accruals                                            $    721,034      $    746,530
  Due to West Virginia University Research Corporation                          397,296           397,296
  Customer deposits                                                              13,232            13,232
                                                                           ------------      ------------

TOTAL CURRENT LIABILITIES                                                     1,131,562         1,157,058
                                                                           ------------      ------------

STOCKHOLDERS' EQUITY

PREFERRED STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  20,000,000 Shares authorized 564,410 (June 30, 2001 - 564,410)
  issued and outstanding                                                        564,410           564,410
COMMON STOCK AND PAID IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  50,000,000 Shares authorized 28,132,562 (June 30, 2001 - 26,949,062)
  issued and outstanding                                                      9,383,493         8,900,983
SUBSCRIPTIONS RECEIVABLE                                                        100,000            50,000
PROMISSORY NOTES RECEIVABLE                                                     (58,500)          (58,500)
OTHER COMPREHENSIVE INCOME                                                       46,267            46,267
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                             (9,685,010)       (9,176,745)
                                                                           ------------      ------------

TOTAL STOCKHOLDERS' EQUITY                                                      350,660           326,415
                                                                           ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  1,482,222      $  1,483,473
                                                                           ============      ============


See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(U.S. DOLLARS)

                                                                             PERIOD FROM
                                                                          FEBRUARY 16, 1996
                                              THREE MONTHS ENDED             (INCEPTION)
                                                 SEPTEMBER 30,                   TO
                                            2001              2000        SEPTEMBER 30, 2001
                                        ------------      ------------    ------------------

REVENUE                                 $     20,882      $          0      $    208,508
COST OF SALES                                 11,968                 0           214,516
                                        ------------      ------------      ------------

                                               8,914                 0            (6,008)
                                        ------------      ------------      ------------

EXPENSES
  Consulting                                 213,256            35,700         1,259,785
  Salaries and benefits                      188,369           255,812         2,430,452
  Legal and accounting                        27,435            83,116           882,706
  Travel and entertainment                    24,749            42,399           551,640
  Bad debts                                   14,500                 0            65,818
  General and administrative                  10,145            34,826           361,589
  Rent                                         9,831            21,343           197,509
  Telephone                                    7,887            15,365           202,126
  Research and development                     4,691            55,447         1,239,811
  Bank charges and interest, net               3,082           (30,601)           99,386
  Advertising                                  2,698            45,145           251,245
  Interest on beneficial
    conversion feature                             0            10,124           566,456
  Write-down of license and
    operating assets                               0                 0         1,806,700
  Depreciation and amortization                3,481            23,151           228,847
                                        ------------      ------------      ------------
                                             510,124           591,827        10,144,070
                                        ------------      ------------      ------------

LOSS BEFORE EXTRAORDINARY ITEM               501,210           591,827        10,150,078
EXTRAORDINARY ITEM
  Cancellation of debt                             0                 0          (602,843)
                                        ------------      ------------      ------------

NET LOSS FOR PERIOD                     $    501,210      $    591,827      $  9,547,235
                                        ============      ============      ============

NET LOSS PER COMMON SHARE               $      (0.02)     $      (0.02)
                                        ============      ============      ============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING               27,064,839        26,033,842
                                        ============      ============      ============


See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(U.S. DOLLARS)

                                                     COMMON                         PREFERRED
                                                    STOCK AND                       STOCK AND
                                     SHARES          PAID-IN       SHARES OF         PAID-IN
                                   OF COMMON         CAPITAL       PREFERRED         CAPITAL                          PROMISSORY
                                     STOCK          IN EXCESS        STOCK          IN EXCESS      SUBSCRIPTIONS        NOTES
                                     ISSUED          OF PAR          ISSUED           OF PAR         RECEIVABLE       RECEIVABLE
                                  ------------    ------------    ------------     ------------    -------------     ------------

BALANCE, JUNE 30, 2000              26,032,062    $  8,384,781         664,410     $    664,410     $    (58,500)    $          0
Shares issued for
  Private placement                     81,885         112,480               0                0                0                0
  Exercise of options                  517,000          91,515               0                0                0                0
  For services                         100,000          40,000               0                0                0                0
  Held in escrow                       218,115               0               0                0                0                0
Stock option compensation                    0         272,207               0                0                0                0
Dividends on preferred shares                0               0               0                0                0                0
Share subscriptions                          0               0               0                0                0           50,000
Redeemed shares                              0               0        (100,000)        (100,000)               0                0
Foreign currency translation                 0               0               0                0                0                0
Net loss for period                          0               0               0                0                0                0
                                  ------------    ------------    ------------     ------------     ------------     ------------

BALANCE, JUNE 30, 2001              26,949,062       8,900,983         564,410          564,410          (58,500)          50,000
Shares issued for
  Exercise of options                  858,500         174,200               0                0                0                0
  Exercise of warrants                 325,000         130,000               0                0                0                0
Stock option compensation                    0         178,310               0                0                0                0
Dividends on preferred shares                0               0               0                0                0                0
Share subscriptions                          0               0               0                0                0           50,000
Net loss for period                          0               0               0                0                0                0
                                  ------------    ------------    ------------     ------------     ------------     ------------

BALANCE, SEPTEMBER 30, 2001         28,132,562    $  9,383,493         564,410     $    564,410     $    (58,500)    $    100,000
                                  ============    ============    ============     ============     ============     ============


                                                      DEFICIT
                                                    ACCUMULATED
                                     OTHER          DURING THE          TOTAL
                                  COMPREHENSIVE     DEVELOPMENT     STOCKHOLDERS'
                                     INCOME            STAGE            EQUITY
                                  -------------     ------------    -------------

BALANCE, JUNE 30, 2000             $     46,293     $ (5,045,856)    $  3,991,128
Shares issued for
  Private placement                           0                0          112,480
  Exercise of options                         0                0           91,515
  For services                                0                0           40,000
  Held in escrow                              0                0                0
Stock option compensation                     0                0          272,207
Dividends on preferred shares                 0          (30,720)         (30,720)
Share subscriptions                           0                0           50,000
Redeemed shares                               0         (100,000)        (200,000)
Foreign currency translation                (26)               0              (26)
Net loss for period                           0       (4,000,169)      (4,000,169)
                                   ------------     ------------     ------------

BALANCE, JUNE 30, 2001                   46,267       (9,176,745)         326,415
Shares issued for
  Exercise of options                         0                0          174,200
  Exercise of warrants                        0                0          130,000
Stock option compensation                     0                0          178,310
Dividends on preferred shares                 0           (7,055)          (7,055)
Share subscriptions                           0                0           50,000
Net loss for period                           0         (501,210)        (501,210)
                                   ------------     ------------     ------------

BALANCE, SEPTEMBER 30, 2001        $     46,267     $ (9,685,010)    $    350,660
                                   ============     ============     ============


See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(U.S. DOLLARS)

                                                                                                      PERIOD FROM
                                                                                                      FEBRUARY 12,
                                                                                                         1996
                                                                       THREE MONTHS ENDED             (INCEPTION)
                                                                          SEPTEMBER 30,                 THROUGH
                                                                     2001              2000        SEPTEMBER 30, 2001
                                                                 ------------      ------------    ------------------
OPERATING ACTIVITIES
  Net loss                                                       $   (501,210)     $   (591,827)     $ (9,566,910)
  Item not involving cash
    Depreciation and amortization                                       5,300            26,276           247,675
    Extraordinary item                                                      0                 0          (602,843)
    Consulting services and financing fees                                  0                 0           417,108
    Stock option compensation benefit                                 178,310                 0           589,048
    Interest on beneficial conversion                                       0            10,124           566,456
    Settlement of lawsuit                                                   0                 0            15,000
    Write-down of license and operating assets                              0                 0         1,806,700
    Bad debts                                                          14,500                 0            14,500
CHANGES IN NON-CASH WORKING CAPITAL
  Due from affiliated company                                               0                 0          (116,000)
  Notes and account receivable                                              0            (1,002)          (58,845)
  Inventory                                                                 0                 0           (46,842)
  Prepaid expenses                                                          0             5,230              (165)
  Deferred revenue                                                          0                 0            13,232
  Other                                                                     0                 0            (2,609)
  Accounts payable and accruals                                        91,649           (32,229)        1,015,701
  Due to West Virginia University Research Corporation                      0                 0           397,296
  Short-term loans                                                          0                 0                 0
  Loans payable                                                             0                 0                 0
                                                                 ------------      ------------      ------------
CASH USED IN OPERATING ACTIVITIES                                    (211,451)         (583,428)       (5,311,498)
                                                                 ------------      ------------      ------------
INVESTING ACTIVITIES
  Purchase of property, equipment and intangible assets                     0            (4,800)         (200,936)
  Assets acquired and liabilities assumed on
    purchase of subsidiary                                                  0                 0          (129,474)
  Investment purchase                                                       0          (575,000)       (2,000,000)
  License agreement                                                         0                 0          (124,835)
                                                                 ------------      ------------      ------------
CASH USED IN INVESTING ACTIVITIES                                           0          (579,800)       (2,455,245)
                                                                 ------------      ------------      ------------
FINANCING ACTIVITIES
  Repayment of loan                                                         0                 0           (45,000)
  Repayments to stockholders                                                0                 0           (94,046)
  Issuance of common stock                                            180,000                 0         6,396,763
  Advances from stockholders (net of repayments)                            0                 0         1,078,284
  Share issue cost                                                          0                 0          (227,420)
  Subscriptions received                                               50,000                 0           100,000
  Proceeds from convertible debentures                                      0                 0           600,000
                                                                 ------------      ------------      ------------
CASH PROVIDED BY FINANCING ACTIVITIES                                 230,000                 0         7,808,581
                                                                 ------------      ------------      ------------
EFFECT OF FOREIGN CURRENCY TRANSLATION
  ON CASH                                                                   0               225            46,267
                                                                 ------------      ------------      ------------
INFLOW (OUTFLOW) OF CASH                                               18,549        (1,163,003)           88,105
CASH, BEGINNING OF PERIOD                                              69,556         2,908,700                 0
                                                                 ------------      ------------      ------------
CASH, END OF PERIOD                                              $     88,105      $  1,745,697      $     88,105
                                                                 ============      ============      ============


See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)
(U.S. DOLLARS)


1.       BASIS OF PRESENTATION

         These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's June 30, 2001 Form 10-KSB.

         In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 2001 and June 30, 2001 and the consolidated results of operations and the consolidated statements of cash flows for the three months ended September 30, 2000 and 2001. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.       STOCKHOLDERS' EQUITY

         During the period, the Company:

         (a) Pursuant to the 2001 Plan, the Company granted a total of 1,600,000 fully vested stock options to employees and consultants of the Company at an exercise price ranging from $0.40 to $1.20 per share which will expire August 31, 2003. 1,060,000 of the 1,600,000 options were granted to consultants and have been recognized applying FASB 123 using the Black-Scholes option pricing model which resulted in additional consulting expense of $173,510.

         (b) Issued 858,500 shares on exercise of stock options for total proceeds of $50,000 and repayment of amounts due to directors of $124,200.

         (c) The following table summarizes the Company's stock option activity for the period:

                                                                               2001
                                                                                                 Weighted
                                                                             Exercise            Average
                                                            Number             Price             Exercise
                                                          of Shares          Per Share            Price
                                                        ------------      ----------------     ------------

                  Balance, June 30, 2001                   1,338,500      $ 0.15 to $ 0.65     $       0.35
                  Granted during the period                1,600,000      $ 0.40 to $ 1.20             0.64
                      Exercised                             (858,500)     $ 0.15 to $ 0.32             0.20
                                                        ------------      ----------------     ------------

                  Balance, September 30, 2001              2,080,000      $ 0.40 to $ 1.20     $       0.65
                                                        ============      ================     ============

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2001
(UNAUDITED)
(U.S. DOLLARS)


2.       STOCKHOLDERS' EQUITY (Continued)

         (d) The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $4,800 was recognized as wages expense. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option - pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been as follows:

                  Net loss, as reported                                       $   (501,210)
                  Net loss, pro-forma                                             (794,325)
                  Net loss per share, as reported                             $      (0.02)
                  Net loss per share, pro-forma                               $      (0.03)

                  The fair value of each option grant is calculated using the following weighted average assumption:

                  Expected life (years)                                                  2
                  Interest rate                                                       5.00%
                  Volatility                                                        59.538
                  Dividend yield                                                      0.00%

         (e) issued 325,000 shares on exercise of stock warrants for total proceeds of $130,000.

ITEM 2.  PLAN OF OPERATION.


         To date the Company has recorded nominal revenues from operations. The Company is still considered a development stage company for accounting purposes. From inception on February 12, 1996 through September 30, 2001, the Company has accrued an accumulated deficit of approximately $9.7 million.

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

         2. In May 2000, the Company entered into an Investment Agreement with Swartz Private Equity, LLC ("Swartz"). Pursuant to the terms of the Investment Agreement, the Company may, in its sole discretion and subject to certain restrictions, periodically sell ("Put") shares of common stock to Swartz for up to $25,000,000. Pursuant to the terms of the Investment Agreement, the Put share price will be determined and paid to the Company twenty business days after the date of the Put. The terms of the Investment Agreement are more fully described in Item 1 (Description of Business) under the subsection entitled "Investment Agreement with Swartz Private Equity, LLC." The Company received net proceeds of $102,356 from a Put of 81,885 shares to Swartz during the fiscal year ended June 30, 2001, and an additional $30,436 from a Put of 67,635 shares to Swartz that was completed in October 2001.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         There have been no material developments in any of the legal proceedings described in the Company's annual report on Form-KSB for the year ended June 30, 2001.

         The following occurred during the quarter ended September 30, 2001:

         By Court Order dated September 24, 2001, the U.S. District Court Judge adopted the recommendation of the Magistrate Judge and dismissed with prejudice the case filed by IAS Communications, Inc. against the Company and its subsidiaries. The Magistrate's recommendation was made after IAS failed to appear at prior court hearings and failed to provide information ordered to be produced, which prompted the Magistrate Judge to ordered IAS to pay certain costs and attorneys' fees to the Company. Accordingly, no further claims exist in the litigation, and IAS is precluded from pursuing its claims.

         IAS had filed the lawsuit against Integral, NextAntennas.com, Inc. (now "Antek Wireless, Inc."), Emergent Technologies Corporation and Jack Parsons in May 2000 in the United States District Court for the Northern District of West Virginia, alleging damages for claims relating primarily to license rights to the contrawound toroidal helical antenna technology.

ITEM 2.  CHANGES IN SECURITIES.

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

4.9 Form of Addendum Letter dated August 16, 2001 sent by Integral to the ten holders of warrants issued March 31, 2000 in connection with the offering described in Exhibits 4.1 and
                  4.2. (Incorporated by reference to Exhibit 4.9 of Integral's Form 10-KSB for the year ended June 30, 2001 filed October 11, 2001.)

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

10.11 Integral Technologies, Inc. 2001 Stock Plan dated January 2, 2001. (Incorporated by reference to Exhibit 10.11 of Integral's Form 10-QSB for the quarter ended December 31, 2000 filed February 14, 2001.)


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


Date: November 9, 2001