Form 10QSB
period 2001-12-31
INTEGRAL TECHNOLOGIES INC /CN/
filed 2002-02-12
CIK 1018281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended December 31, 2001

   [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from ________________ to _____________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF FEBRUARY 8, 2002, THE ISSUER HAD 30,122,562 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

                                      INDEX


                                                                          PAGE
                                                                          ----


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS..............................................F-1


ITEM 2.  PLAN OF OPERATION..................................................1


PART II - OTHER INFORMATION.................................................3


SIGNATURES..................................................................5

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001
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

         Notes to Consolidated Financial Statements                   F-5 - F-7

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(U.S. DOLLARS)
(UNAUDITED)

                                                              ============================
                                                              DECEMBER 31,      JUNE 30,
                                                                  2001            2001
                                                              ------------    ------------

ASSETS
CURRENT
  Cash                                                        $     33,065    $     69,556
  Accounts receivable                                               16,037          27,344
  Inventory                                                         45,342          46,842
  Prepaid expenses                                                  25,165             165
                                                              ------------    ------------
TOTAL CURRENT ASSETS                                               119,609         143,907
PROPERTY AND EQUIPMENT                                              79,445          89,566
INVESTMENTS                                                      1,250,000       1,250,000
                                                              ------------    ------------

TOTAL ASSETS                                                  $  1,449,054    $  1,483,473
                                                              ============    ============

LIABILITIES

CURRENT
  Accounts payable and accruals                               $    794,884    $    746,530
  Due to West Virginia University Research Corporation             397,296         397,296
  Customer deposits                                                 13,232          13,232
                                                              ------------    ------------
TOTAL CURRENT LIABILITIES                                        1,205,412       1,157,058
                                                              ------------    ------------
STOCKHOLDERS' EQUITY

PREFERRED STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR
VALUE
  20,000,000        Shares authorized
     564,410        (June 30, 2001 - 564,410) issued
                    and outstanding                                564,410         564,410
COMMON STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR
VALUE
  50,000,000        Shares authorized
  28,632,562        (June 30, 2001 - 26,949,062) issued and      9,585,529       8,900,983
                    outstanding
SUBSCRIPTIONS RECEIVED                                             292,250          50,000
PROMISSORY NOTES RECEIVABLE                                        (58,500)        (58,500)
OTHER COMPREHENSIVE INCOME                                          46,267          46,267
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE               (10,186,314)     (9,176,745)
                                                              ------------    ------------

TOTAL STOCKHOLDERS' EQUITY                                         243,642         326,415
                                                              ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  1,449,054    $  1,483,473
                                                              ============    ============


See notes to consolidated financial statements.                              F-2

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. DOLLARS)
(UNAUDITED)

                                                   ============================    ============ ===============   ==============
                                                                                                                   PERIOD FROM
                                                                                                                   FEBRUARY 12,
                                                                                                                       1996
                                                         THREE MONTHS ENDED              SIX MONTHS ENDED         (INCEPTION) TO
                                                   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                       2001            2000            2001           2000             2001
                                                   ------------    ------------    ------------    ------------   --------------

REVENUE                                            $      6,804    $      8,571    $     27,686    $      8,571    $    215,312
COST OF SALES                                             1,500           5,360          13,468           5,360         216,016
                                                   ------------    ------------    ------------    ------------    ------------
                                                          5,304           3,211          14,218           3,211            (704)
                                                   ------------    ------------    ------------    ------------    ------------
EXPENSES
  Consulting                                            204,548          38,661         417,804          74,361       1,464,333
  Salaries and benefits                                 135,483         275,412         323,852         541,348       2,565,935
  Legal and accounting                                   70,228          44,537          97,663         127,653         952,934
  Travel and entertainment                               24,864          67,326          49,613         109,725         576,504
  General and administrative                             36,708          29,129          46,853          63,955         398,297
  Rent                                                    8,054          19,083          17,885          40,426         205,563
  Telephone                                               9,338          12,920          17,225          28,285         211,464
  Bad debts                                                   0          48,750          14,500          48,750          65,818
  Research and development                                1,818          89,706           6,509         145,153       1,241,629
  Bank charges and interest, net                          2,720         (20,725)          5,802         (51,326)        102,106
  Advertising                                             2,788          57,642           5,486         102,787         254,033
  Interest on beneficial conversion feature                   0               0               0               0         566,456
  Write-down of license and operating assets                  0               0               0               0       1,806,700
  Depreciation and amortization                           3,004          29,325           6,485          52,476         231,851
                                                   ------------    ------------    ------------    ------------    ------------
                                                        499,553         691,766       1,009,677       1,283,593      10,643,623
                                                   ------------    ------------    ------------    ------------    ------------
LOSS BEFORE EXTRAORDINARY ITEM                          494,249         688,555         995,459       1,280,382      10,644,327
EXTRAORDINARY ITEM
  Cancellation of debt                                        0               0               0               0        (602,843)
                                                   ------------    ------------    ------------    ------------    ------------
NET LOSS FOR PERIOD                                $    494,249    $    688,555    $    995,459    $  1,280,382    $ 10,041,484
                                                   ============    ============    ============    ============    ============
NET LOSS PER COMMON SHARE                          $      (0.02)   $      (0.03)   $      (0.04)   $      (0.05)
                                                   ============    ============    ============    ============    ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                          28,236,958      26,332,262      27,650,331      26,182,171
                                                   ============    ============    ============    ============    ============



See notes to consolidated financial statements.                              F-3

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(U.S. DOLLARS)

                                   ============   ============   ============    ============    ============    ==============
                                                      COMMON                      PREFERRED
                                                    STOCK AND                     STOCK AND
                                     SHARES OF       PAID-IN       SHARES OF       PAID-IN
                                      COMMON         CAPITAL       PREFERRED       CAPITAL        PROMISSORY
                                       STOCK        IN EXCESS        STOCK        IN EXCESS          NOTES       SUBSCRIPTIONS
                                      ISSUED          OF PAR        ISSUED          OF PAR         RECEIVED        RECEIVABLE
                                   ------------   ------------   ------------    ------------    ------------    --------------

BALANCE, JUNE 30, 2000               26,032,062   $  8,384,781        664,410    $    664,410    $    (58,500)   $            0
Shares issued for
  Private placement                      81,885        112,480              0               0               0                 0
  Exercise of options                   517,000         91,515              0               0               0                 0
  For services                          100,000         40,000              0               0               0                 0
  Held in escrow                        218,115              0              0               0               0                 0
Stock option compensation                     0        272,207              0               0               0                 0
Dividends on preferred shares                 0              0              0               0               0                 0
Share subscriptions                           0              0              0               0               0            50,000
Redeemed shares                               0              0       (100,000)       (100,000)              0                 0
Foreign currency translation                  0              0              0               0               0                 0
Net loss for period                           0              0              0               0               0                 0
                                   ------------   ------------   ------------    ------------    ------------    --------------
BALANCE, JUNE 30, 2001               26,949,062      8,900,983        564,410         564,410         (58,500)           50,000
Shares issued for

  Held in escrow                        500,000              0              0               0               0                 0
  Exercise of options                   858,500        174,200              0               0               0                 0
  Exercise of warrants                  325,000        130,000              0               0               0                 0
  Stock option compensation                   0        349,910              0               0               0                 0
Shares released from escrow                   0         30,436              0               0               0                 0
Dividends on preferred shares                 0              0              0               0               0                 0
Share subscriptions                           0              0              0               0               0           242,250
Net loss for period                           0              0              0               0               0                 0

                                   ------------   ------------   ------------    ------------    ------------    --------------
BALANCE, DECEMBER 31, 2001           28,632,562   $  9,585,529        564,410         564,410    $    (58,500)   $      292,250
                                   ============   ============   ============    ============    ============    ==============


                                   ==============    ============    ==============
                                                       DEFICIT
                                                     ACCUMULATED
                                       OTHER          DURING THE          TOTAL
                                   COMPREHENSIVE     DEVELOPMENT      STOCKHOLDERS'
                                       INCOME            STAGE            EQUITY
                                   --------------    ------------    --------------

BALANCE, JUNE 30, 2000             $       46,293    $ (5,045,856)   $    3,991,128
Shares issued for
  Private placement                             0               0           112,480
  Exercise of options                           0               0            91,515
  For services                                  0               0            40,000
  Held in escrow                                0               0                 0
Stock option compensation                       0               0           272,207
Dividends on preferred shares                   0         (30,720)          (30,720)
Share subscriptions                             0               0            50,000
Redeemed shares                                 0        (100,000)         (200,000)
Foreign currency translation                  (26)              0               (26)
Net loss for period                             0      (4,000,169)       (4,000,169)
                                   --------------    ------------    --------------
BALANCE, JUNE 30, 2001                     46,267      (9,176,745)          326,415
Shares issued for

  Held in escrow                                0               0                 0
  Exercise of options                           0               0           174,200
  Exercise of warrants                          0               0           130,000
  Stock option compensation                     0               0           349,910
Shares released from escrow                     0               0            30,436
Dividends on preferred shares                   0         (14,110)          (14,110)
Share subscriptions                             0               0           242,250
Net loss for period                             0        (995,459)         (995,459)

                                   --------------    ------------    --------------
BALANCE, DECEMBER 31, 2001         $       46,267    $(10,186,314)   $      243,642
                                   ==============    ============    ==============



See notes to consolidated financial statements.                              F-4

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. DOLLARS)

                                                      ============================    ============
                                                                                       PERIOD FROM
                                                                                      FEBRUARY 12,
                                                                                           1996
                                                                                       (INCEPTION)
                                                            SIX MONTHS ENDED            THROUGH
                                                      DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                          2001            2000            2001
                                                      ------------    ------------    ------------
OPERATING ACTIVITIES
  Net loss                                            $   (995,459)   $ (1,280,382)   $(10,041,484)
  Adjustments to reconcile net loss to
  net cash used in operating activities
   Depreciation and amortization                            10,121          52,476         252,496
   Extraordinary item                                            0               0        (602,843)
   Consulting services and financing fees                        0               0         417,108
   Stock option compensation benefit                       349,910          10,124         740,973
   Interest on beneficial conversion                             0               0         566,456
   Settlement of lawsuit                                         0               0          15,000
   Write-down of license and operating assets                    0               0       1,806,700
   Bad debts                                                14,500               0          65,818
   Changes in non-cash working capital
   Due from affiliated company                                   0               0        (116,000)
   Notes and accounts receivable                            (3,193)         38,063        (113,356)
   Inventory                                                 1,500         (21,842)        (45,342)
   Prepaid expenses                                        (25,000)          5,230         (25,165)
   Deferred revenue                                              0               0          13,232
   Other                                                         0               0          (2,609)
   Accounts payable and accruals                           158,502          11,495       1,082,553
   Due to West Virginia University                               0               0         397,296
                                                      ------------    ------------    ------------
CASH USED IN OPERATING ACTIVITIES                         (489,119)     (1,184,836)     (5,589,167)
                                                      ------------    ------------    ------------
INVESTING ACTIVITIES
  Purchase of property, equipment
    and intangibles assets                                       0         (60,476)       (200,935)
  Assets acquired and liabilities
    assumed on purchase of subsidiary                            0               0        (129,474)
  Investment purchase                                            0        (950,000)     (2,000,000)
  License agreement                                              0               0        (124,835)
                                                      ------------    ------------    ------------
NET CASH USED BY INVESTING ACTIVITIES                            0      (1,010,476)     (2,455,244)
                                                      ------------    ------------    ------------
FINANCING ACTIVITIES
  Repayment of loan                                              0               0         (45,000)
  Repayment to stockholders                                      0               0         (94,046)
  Subscriptions received                                   242,192               0         292,192
  Issuance of common stock                                 210,436         105,356       6,427,199
  Advances from stockholders, net of repayments                  0               0       1,078,284
  Share issue costs                                              0               0        (227,420)
  Proceeds from convertible debentures                           0               0         600,000
                                                      ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  452,628         105,356       8,031,209
                                                      ------------    ------------    ------------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                   0             225          46,267
                                                      ------------    ------------    ------------
INFLOW (OUTFLOW) OF CASH                                   (36,491)     (2,089,731)         33,065
CASH, BEGINNING OF PERIOD                                   69,556       2,908,700               0
                                                      ------------    ------------    ------------
CASH, END OF PERIOD                                   $     33,065    $    818,969    $     33,065
                                                      ============    ============    ============


See notes to consolidated financial statements.                              F-5

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2001
(U.S. DOLLARS)

================================================================================

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

         In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at December 31, 2001 and June 30, 2001, the consolidated results of operations for the three months and six month ended December 31, 2001 and 2000 and the consolidated statements of cash flows for the six months ended December 31, 2001 and 2000. The results of operations for the six months and three months ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.       STOCKHOLDERS' EQUITY

         (a)      During the period, the Company:

                  (i) Pursuant to an agreement with Swartz Private Equity LLC ("Swartz") as described in the notes to the Company's audited consolidated financial statements filed as part of the Company's June 30, 2001 Form 10-KSB, the Company issued 67,635 shares for total proceeds of $30,436 and granted 6,764 stock purchase warrants exercisable at a price of $0.56 per share.

                  (ii) Pursuant to the 2001 Plan, granted a total of 575,000 fully vested stock options to employees and consultants of the Company at an exercise price ranging from $0.40 to $1.50 per share which will expire August 31, 2003. 500,000 of the 575,000 options were granted to consultants and have been recognized applying FASB 123 using the Black-Scholes option pricing model which resulted in additional consulting expense for the three months ended December 31, 2001 of $168,600.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2001
(U.S. DOLLARS)

================================================================================

2.       STOCKHOLDERS' EQUITY (Continued)

                  (iii) The following table summarizes the Company's stock option activity for the period:

                                 =========     ================   ========
                                                                  Weighted
                                                  Exercise        Average
                                   Number           Price         Exercise
                                 Of Shares        Per Share        Price
                                 ---------     ----------------   --------
Balance,
  September 30, 2001             2,080,000     $ 0.40 to $ 1.20    $ 0.65
Granted during period              575,000     $ 0.40 to $ 1.50    $ 0.68
Cancelled                         (200,000)    $ 0.50 to $ 1.16    $ 1.00
                                 ---------     ----------------    ------
Balance, December 31, 2001       2,455,000     $ 0.40 to $ 1.50    $ 0.63
                                 =========     ================    ======

                  (iv) The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $3,000 was recognized as wages expense for the three month period ended December 31, 2001. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option - pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been as follows:

                                      ==============    ==============
                                       THREE MONTHS       SIX MONTHS
                                           ENDED             ENDED
                                       DECEMBER 31,      DECEMBER 31,
                                           2001              2001
                                      --------------    --------------

Net loss, as reported                 $     (494,249)   $     (995,459)
Net loss, pro-forma                   $     (510,974)   $   (1,300,499)
Net loss per share, as reported       $        (0.02)   $        (0.04)
Net loss per share, pro-forma         $        (0.02)   $        (0.05)
                                      ==============    ==============

                           The fair value of each option grant is calculated using the following weighted average assumption:

                                               =====
Expected life (years)                              2
Interest rate                                   5.00%
Volatility                                     62.70%
Dividend yield                                  0.00%
                                               =====

                  (v) Amended the 2001 stock plan to increase the number of options to be granted under this plan from 2,500,000 common shares to 3,500,000 common shares.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2001
(U.S. DOLLARS)

================================================================================

2.       STOCKHOLDERS' EQUITY (Continued)

         (b)      Subsequent to December 31, 2001, the Company:

                  (i) issued 840,000 shares on exercise of stock options for total proceeds of $430,250.

                  (ii) Pursuant to the agreement with Swartz Private Equity LLC ("Swartz"), issued 547,865 shares for total proceeds of $734,139 and granted 54,787 share purchase warrants exercisable at a price of $1.69 per share.

ITEM 2. PLAN OF OPERATION.


         To date the Company has recorded nominal revenues from operations. The Company is still considered a development stage company for accounting purposes. From inception on February 12, 1996 through December 31, 2001, the Company has accrued an accumulated deficit of approximately $10.2 million.

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

         The Company's ability to fully-implement its plan of operation during the last fiscal year was disrupted due to the burden of defending the lawsuit filed against the Company by IAS Communications, Inc. in May 2000. The lawsuit was dismissed with prejudice in September 2001, which means that the litigation has ended and IAS is precluded from pursuing its claims.

         The Company expects to now be able to focus on its marketing efforts through to the end of calendar 2002 on several wireless market segments through its wholly-owned subsidiary, Antek Wireless, Inc. The primary wireless segment that the Company will focus on will be mobile asset tracking, facilitated through the Orbcomm LLC constellation of 35 low-earth orbit ("LEO") satellites. Potential customers include trucking companies, railway operators and boat/ship owners. Marketing efforts will also be focused on the wireless office ("local area network" or "LAN"), cellular and global positioning system ("GPS") markets.

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

         2. In May 2000, the Company entered into an Investment Agreement with Swartz Private Equity, LLC ("Swartz"). Pursuant to the terms of the Investment Agreement, the Company may, in its sole discretion and subject to certain restrictions, periodically sell ("Put") shares of common stock to Swartz for up to $25,000,000. Pursuant to the terms of the Investment Agreement, the Put share price will be determined and paid to the Company twenty business days after the date of the Put. The terms of the Investment Agreement are more fully described in Item 1 (Description of Business) under the subsection entitled "Investment Agreement with Swartz Private Equity, LLC." During the current fiscal year, the Company received net proceeds of $30,436 from a Put of 67,635 shares to Swartz that was completed in October 2001, and an additional $734,139 from a Put of 547,865 shares to Swartz that was completed in January 2002.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         There have been no material developments in any legal proceedings except as previously described in the Company's periodic reports.


ITEM 2. CHANGES IN SECURITIES.

         In December 2001, the Company issued 500,000 shares of common stock to Swartz Private Equity , LLC in connection with a Put pursuant to an Investment Agreement dated May 11, 2000. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D. The shares are registered for resale by Swartz pursuant to an effective registration statement of Form SB-2 (file no. 333-41938).

         In January 2002, the Company issued 200,000 shares of common stock to Swartz Private Equity, LLC in connection with a Put pursuant to an Investment Agreement dated May 11, 2000. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D. The shares are registered for resale by Swartz pursuant to an effective registration statement of Form SB-2 (file no. 333-41938).

         In January 2002, the Company issued an aggregate of 450,000 shares of common stock to two employees in consideration of the execution of a "Proprietary, Non-Disclosure and Non-Solicitation Agreement" by each person. A restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transactions were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D.


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

4.4 Warrant to purchase common stock issued to Swartz Private Equity, LLC on May 11, 2000, in connection with the offering of securities described in Exhibit 4.3. (Incorporated by reference to Exhibit 4.1 of Integral's registration statement on Form SB-2 (file no. 333-41938) filed July 21, 2000.)

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

10.12 Integral Technologies, Inc. 2001 Stock Plan dated January 2, 2001, as amended December 17, 2001. (Incorporated by reference to Exhibit 10.12 of Integral's registration statement on Form S-8 (file no. 333-76058).)



(b)      Reports on Form 8-K - None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         INTEGRAL TECHNOLOGIES, INC.


                     By: /s/ William S. Robinson
                         -------------------------------------------------------
                         William S. Robinson, Chairman, Chief Executive Officer,
                                        Treasurer and Director

                     By: /s/ William A. Ince
                         -------------------------------------------------------
                         William A. Ince, President, Secretary,
                         Chief Financial Officer and Director


Date: February 12, 2002