Form 10QSB
period 2002-03-31
INTEGRAL TECHNOLOGIES INC /CN/
filed 2002-05-14
CIK 1018281

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

   [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ________________ to ______________

                         Commission file number: 0-28353

                           INTEGRAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)


                               NEVADA                                                                  98-0163519
--------------------------------------------------------------------                   ------------------------------------------
   (State or other jurisdiction of incorporation or organization)                           (IRS Employer Identification No.)


           805 W. ORCHARD DRIVE, SUITE 3, BELLINGHAM, WASHINGTON 98225
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (360) 752-1982
                       ----------------------------------
                           (issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 10, 2002, THE ISSUER HAD 30,787,562 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING.

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


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS............................................................................F-1


ITEM 2.  PLAN OF OPERATION................................................................................1


PART II - OTHER INFORMATION...............................................................................3


SIGNATURES................................................................................................5

                         PART I - FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)

Consolidated Financial Statements
March 31, 2002
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

         Consolidated Statements of Stockholders' Equity                                              F-4

         Consolidated Statements of Cash Flows                                                        F-5

         Notes to Consolidated Financial Statements                                                   F-6

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(U.S. DOLLARS)
(UNAUDITED)

                                                                        MARCH 31,       JUNE 30,
                                                                          2002            2001
                                                                      ------------    ------------

ASSETS

CURRENT
  Cash                                                                $    407,728    $     69,556
  Accounts receivable                                                       15,767          27,344
  Inventory                                                                 48,919          46,842
  Prepaid expenses                                                          25,165             165
                                                                      ------------    ------------

TOTAL CURRENT ASSETS                                                       497,579         143,907
PROPERTY AND EQUIPMENT                                                      92,621          89,566
INVESTMENTS                                                              1,250,000       1,250,000
INTANGIBLE ASSETS                                                          711,000               0
                                                                      ------------    ------------

TOTAL ASSETS                                                          $  2,551,200    $  1,483,473
                                                                      ============    ============

LIABILITIES

CURRENT
  Accounts payable and accruals                                       $    583,675    $    746,530
  Due to West Virginia University Research Corporation                     397,296         397,296
  Customer deposits                                                         13,232          13,232
                                                                      ------------    ------------

TOTAL CURRENT LIABILITIES                                                  994,203       1,157,058
                                                                      ------------    ------------

STOCKHOLDERS' EQUITY

PREFERRED STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR VALUE

  20,000,000   Shares authorized
       439,610 (June 30, 2001 - 564,410) issued                            439,610         564,410
                          and outstanding

COMMON STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  50,000,000 Shares authorized
  30,652,562 (June 30, 2001 - 26,949,062) issued and outstanding        11,871,218       8,900,983
SUBSCRIPTIONS RECEIVED                                                      40,000          50,000

PROMISSORY NOTES RECEIVABLE                                                (73,500)        (58,500)
OTHER COMPREHENSIVE INCOME                                                  46,267          46,267
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                       (10,766,598)     (9,176,745)
                                                                      ------------    ------------

TOTAL STOCKHOLDERS' EQUITY                                               1,556,997         326,415
                                                                      ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  2,551,200    $  1,483,473
                                                                      ============    ============

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(U.S. DOLLARS)

                                                                                                                  PERIOD FROM
                                                                                                               FEBRUARY 12, 1996
                                                THREE MONTHS ENDED MARCH 31,      NINE MONTHS ENDED MARCH 31, (INCEPTION) THROUGH
                                                    2002            2001             2002            2001        MARCH 31, 2002
                                                ------------    ------------     ------------    ------------ -------------------

REVENUE                                         $          0    $          0     $     27,686    $      8,571     $    215,312
COST OF SALES                                              0               0           13,468           5,360          216,016
                                                ------------    ------------     ------------    ------------     ------------
                                                           0               0           14,218           3,211             (704)
EXPENSES
  Consulting                                         129,301          44,972          547,105         119,333        1,593,634
  Salaries and benefits                              125,025         596,436          448,877       1,137,784        2,690,960
  Legal and accounting                                40,324         102,381          137,987         230,034          993,258
  Travel and entertainment                            37,662          38,431           86,349         148,156          615,199
  General and administrative                          25,426          34,774           73,423          98,729          422,284
  Rent                                                 8,030          17,815           25,915          58,241          213,593
  Telephone                                            6,907           5,620           24,132          33,905          218,371
  Advertising                                          6,080          30,109           11,348         132,896          260,519
  Bank charges and interest, net                       3,426          (3,311)           9,228         (54,637)         105,532
  Research and development                             1,402          23,763            7,911         168,916        1,243,031
  Interest on beneficial conversion feature                0               0                0               0          566,456
  Write-down of license and operating assets               0               0                0               0        1,806,700
  Bad debt                                                 0               0            14500          48,750           65,818
  Depreciation and amortization                        3,004          25,058            9,489          77,534          234,855
                                                ------------    ------------     ------------    ------------     ------------
                                                     386,587         916,048        1,396,264       2,199,641       11,030,210
                                                ------------    ------------     ------------    ------------     ------------
LOSS BEFORE EXTRAORDINARY ITEM                       386,587         916,048        1,382,046       2,196,430       11,030,914
EXTRAORDINARY ITEM
 Cancellation of debt                                      0               0                0               0         (602,843)
                                                ------------    ------------     ------------    ------------     ------------
NET LOSS FOR PERIOD                             $    386,587    $    916,048     $  1,382,046    $  2,196,430     $ 10,428,071
                                                ============    ============     ============    ============     ============
NET LOSS PER COMMON SHARE                       $       0.01    $       0.03     $       0.05    $       0.08
                                                ============    ============     ============    ============     ============
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                       30,233,451      26,791,749       28,498,801      26,356,807
                                                ============    ============     ============    ============     ============

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(U.S. DOLLARS)

                                                 COMMON                        PREFERRED
                                                STOCK AND                      STOCK AND
                                  SHARES OF      PAID-IN       SHARES OF        PAID-IN
                                   COMMON        CAPITAL       PREFERRED        CAPITAL        PROMISSORY
                                   STOCK        IN EXCESS        STOCK         IN EXCESS         NOTES
                                   ISSUED         OF PAR         ISSUED          OF PAR         RECEIVED
                                ------------   ------------   ------------    ------------    ------------

BALANCE, JUNE 30, 2000            26,032,062   $  8,384,781        664,410    $    664,410    $    (58,500)
Shares issued for
  Private placement                   81,885        112,480              0               0               0
  Exercise of options                517,000         91,515              0               0               0
  For services                       100,000         40,000              0               0               0
  Held in escrow                     218,115              0              0               0               0
Stock option compensation                  0        272,207              0               0               0
Dividends on preferred shares              0              0              0               0               0
Share subscriptions                        0              0              0               0               0
Redeemed shares                            0              0       (100,000)       (100,000)              0
Foreign currency translation               0              0              0               0               0
Net loss for period                        0              0              0               0               0
                                ------------   ------------   ------------    ------------    ------------

BALANCE, JUNE 30, 2001            26,949,062      8,900,983        564,410         564,410         (58,500)
Shares issued for
  Property agreement                 450,000        711,000              0               0               0
  Held in escrow                     700,000              0              0               0               0
  Exercise of options              2,228,500        948,450              0               0         (15,000)
  Exercise of warrants               325,000        130,000              0               0               0
  Stock option compensation                0        349,910              0               0               0
Share subscriptions                        0              0              0               0               0
Shares released from escrow                0        830,875              0               0               0
Dividends on preferred shares              0              0              0               0               0
Redeemed shares                            0              0       (124,800)       (124,800)              0
Net loss for period                        0              0              0               0               0
                                ------------   ------------   ------------    ------------    ------------

BALANCE, MARCH 31, 2002           30,652,562   $ 11,871,218        439,610    $    439,610    $    (73,500)
                                ============   ============   ============    ============    ============




                                                                     DEFICIT
                                                                   ACCUMULATED
                                                     OTHER         DURING THE         TOTAL
                                 SUBSCRIPTIONS    COMPREHENSIVE    DEVELOPMENT    STOCKHOLDERS'
                                   RECEIVABLE        INCOME           STAGE          EQUITY
                                 -------------    ------------    ------------    ------------

BALANCE, JUNE 30, 2000            $          0    $     46,293    $ (5,045,856)   $  3,991,128
Shares issued for
  Private placement                          0               0               0         112,480
  Exercise of options                        0               0               0          91,515
  For services                               0               0               0          40,000
  Held in escrow                             0               0               0               0
Stock option compensation                    0               0               0         272,207
Dividends on preferred shares                0               0         (30,720)        (30,720)
Share subscriptions                     50,000               0               0          50,000
Redeemed shares                              0               0        (100,000)       (200,000)
Foreign currency translation                 0             (26)              0             (26)
Net loss for period                          0               0      (4,000,169)     (4,000,169)
                                  ------------    ------------    ------------    ------------

BALANCE, JUNE 30, 2001                  50,000          46,267      (9,176,745)        326,415
Shares issued for
  Property agreement                         0               0               0         711,000
  Held in escrow                             0               0               0               0
  Exercise of options                        0               0               0         933,450
  Exercise of warrants                       0               0               0         130,000
  Stock option compensation                  0               0               0         349,910
Share subscriptions                    (10,000)              0               0         (10,000)
Shares released from escrow                  0               0               0         830,875
Dividends on preferred shares                0               0         (20,607)        (20,607)
Redeemed shares                              0               0        (187,200)       (312,000)
Net loss for period                          0               0      (1,382,046)     (1,382,046)
                                  ------------    ------------    ------------    ------------

BALANCE, MARCH 31, 2002           $     40,000    $     46,267    $(10,766,598)   $  1,556,997
                                  ============    ============    ============    ============

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. DOLLARS)

                                                                                        PERIOD FROM
                                                                                        FEBRUARY 12,
                                                                                            1996
                                                                                        (INCEPTION)
                                                                                          THROUGH
                                                      NINE MONTHS ENDED MARCH 31,        MARCH 31,
                                                        2002              2001              2002
                                                    ------------      ------------      ------------
OPERATING ACTIVITIES
  Net loss                                          $ (1,382,046)     $ (2,196,430)     $(10,428,071)
  Adjustments to reconcile net loss to
  net cash used in operating activities
   Depreciation and amortization                          14,944            77,534           257,319
   Extraordinary item                                          0                 0          (602,843)
   Consulting services and financing fees                143,750                 0           560,858
   Stock option compensation benefit                     349,910           353,744           740,973
   Interest on beneficial conversion                           0                 0           566,456
   Settlement of lawsuit                                       0                 0            15,000
   Write-down of license and operating assets                  0                 0         1,806,700
   Bad debts                                              14,500                 0            65,818
   Changes in non-cash working capital
     Due from affiliated company                               0                 0          (116,000)
     Notes and accounts receivable                        (2,923)           48,297          (113,086)
     Inventory                                            (2,077)          (21,842)          (48,919)
     Prepaid expenses                                    (25,000)            5,230           (25,165)
     Deferred revenue                                          0                 0            13,232
     Other                                                     0                 0            (2,609)
     Accounts payable and accruals                       (59,261)          (92,816)          864,790
     Due to West Virginia University                           0                 0           397,296
                                                    ------------      ------------      ------------
CASH USED IN OPERATING ACTIVITIES                       (948,203)       (1,826,283)       (6,048,251)
                                                    ------------      ------------      ------------
INVESTING ACTIVITIES
  Purchase of property, equipment
    and intangibles assets                                     0           (65,492)         (200,935)
  Assets acquired and liabilities
    assumed on purchase of subsidiary                          0                 0          (129,474)
  Investment purchase                                          0          (950,000)       (2,000,000)
  License agreement                                            0                 0          (124,835)
                                                    ------------      ------------      ------------
NET CASH USED BY INVESTING ACTIVITIES                          0        (1,015,492)       (2,455,244)
                                                    ------------      ------------      ------------
FINANCING ACTIVITIES
  Repayment of loan                                            0                 0           (45,000)
  Repayment to stockholders                                    0                 0           (94,046)
  Subscriptions received                                       0                 0            50,000
  Issuance of common stock                             1,286,375           148,871         7,503,138
  Advances from stockholders, net of repayments                0                 0         1,078,284
  Share issue costs                                            0                 0          (227,420)
  Proceeds from convertible debentures                         0                 0           600,000
                                                    ------------      ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              1,286,375           148,871         8,864,956
                                                    ------------      ------------      ------------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                 0               (27)           46,267
                                                    ------------      ------------      ------------
INFLOW (OUTFLOW) OF CASH                                 338,172        (2,692,931)          407,728
CASH, BEGINNING OF PERIOD                                 69,556         2,908,700                 0
                                                    ------------      ------------      ------------

CASH, END OF PERIOD                                 $    407,728      $    215,769      $    407,728
                                                    ============      ============      ============

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2002
(U.S. DOLLARS)



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

         In the opinion of the Company's management, these financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2002 and June 30, 2001, the consolidated results of operations for the three months and nine month ended March 31, 2002 and 2001 and the consolidated statements of cash flows for the nine months ended March 31, 2002 and 2001. The results of operations for the nine months and three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.       STOCKHOLDERS' EQUITY

         (a)      During the three month period ended March 31, 2002, the
                  Company:

                  (i) Pursuant to an agreement with Swartz Private Equity LLC ("Swartz") as described in the notes to the Company's audited consolidated financial statements filed as part of the Company's June 30, 2001 Form 10-KSB, the Company released 598,865 shares from escrow for total proceeds of $800,439 and granted 59,887 stock purchase warrants of which 54,787 are exercisable at a price of $1.69 per share and 5,100 are exercisable at a price of $1.30 per share.

                  (ii) Issued 1,370,000 shares on exercise of stock options for total proceeds of $774,250.

                  (iii) Redeemed 124,800 preferred shares at a total cost to the Company of $312,000.

                  (iv) Issued 450,000 shares to acquire proprietary rights valued at $711,000.

         (b) Subsequent to March 31, 2002, the Company issued 135,000 shares on exercise of stock options for cash proceeds of $56,500 and for consideration of services rendered valued at $6,500.

ITEM 2. PLAN OF OPERATION.


         To date the Company has recorded nominal revenues from operations. The Company is still considered a development stage company for accounting purposes. From inception on February 12, 1996 through March 31, 2002, the Company has accrued an accumulated deficit of approximately $10.8 million.

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

         2. In May 2000, the Company entered into an Investment Agreement with Swartz Private Equity, LLC ("Swartz"). Pursuant to the terms of the Investment Agreement, the Company may, in its sole discretion and subject to certain restrictions, periodically sell ("Put") shares of common stock to Swartz for up to $25,000,000. Pursuant to the terms of the Investment Agreement, the Put share price will be determined and paid to the Company twenty business days after the date of the Put. The terms of the Investment Agreement are more fully described in the Company's annual Report on Form 10-KSB for the fiscal year ended June 30, 2001. During the current fiscal year, the Company has received aggregate net proceeds of $954,582 from 4 Puts to Swartz of an aggregate of 740,975 shares.

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


                                 INTEGRAL TECHNOLOGIES, INC.


                                 By:  /s/ William S. Robinson
                                     ------------------------------------------
                                      William S. Robinson, Chairman,
                                      Chief Executive Officer,
                                      Treasurer and Director

                                 By:  /s/ William A. Ince
                                    -------------------------------------------
                                      William A. Ince, President, Secretary,
                                      Chief Financial Officer and Director

Date: March 14, 2002