Form 10KSB
period 2002-06-30
INTEGRAL TECHNOLOGIES INC /CN/
filed 2002-10-11
CIK 1018281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                    For the fiscal year ended June 30, 2002

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                    For the transition period from: __________ to ___________

                    Commission  file  number:     0-28353
                                                  -------

                          INTEGRAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

              Nevada                                          98-0163519
-----------------------------------                    -------------------------
  (State or other jurisdiction of                            (IRS Employer
   incorporation or organization)                         Identification No.)


  805 W. Orchard Drive, Suite 3, Bellingham, Washington              98225
---------------------------------------------------------        ---------------
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State  issuer's  revenues  for  its  most  recent  fiscal  year.  $27,686.
                                                                       -------

     As of September 30, 2002, the aggregate market value of the voting stock held by non-affiliates, approximately 26,905,196 shares of Common Stock, was approximately $18.8 million based on an average of the bid and ask prices of approximately $0.70 per share of Common Stock on such date.

     The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of September 30, 2002 was 30,787,562 shares.

     DOCUMENTS  INCORPORATED  BY  REFERENCE:     None.

     Transitional Small Business Disclosure Format (check one):

     Yes  [ ];  No  [X]

                                     PART I
                                     ------

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


ITEM  1.  DESCRIPTION  OF  BUSINESS.
------------------------------------

BUSINESS  DEVELOPMENT
---------------------

     Integral Technologies, Inc. ("Integral," the "Company" or the "Registrant") is a development stage company, incorporated under the laws of the State of Nevada on February 12, 1996. To date, Integral, directly and through its subsidiaries, has expended its resources on the research and development of several different types of technologies.

     Presently, Integral is focusing substantially all of its resources on the researching, developing and commercializing of new antenna technologies directly and through its wholly-owned subsidiary, Antek Wireless, Inc.

EMPLOYEES
---------

     Integral and its subsidiaries currently employ a total of 5 people on a full-time basis. Research and development activities are conducted primarily by two employees. However, Integral also relies on the expertise of several technical advisors who are consulted as needed on a part-time, contract basis.

SUBSIDIARIES
------------

                        SUBSIDIARY - ANTEK WIRELESS, INC.
                        ---------------------------------

     Antek Wireless, Inc. ("Antek"), a wholly-owned subsidiary of Integral, was incorporated in the State of Delaware on November 2, 1999 as NextAntennas.Com, Inc. The change of name to Antek became effective July 7, 2000. Antek develops and commercializes new antenna technologies. The focus of Antek will be to continue to develop and commercialize new antenna technologies designed to meet the needs of the wireless telecommunications industry.

                                Antenna Products

     The Company expects to now be able to focus its marketing efforts through to the end of calendar 2003 on two primary wireless market segments. The Company's Plastenna technology will be marketed to manufacturers of such wireless devices as cellular phones, portable phones, paging communicators, satellite communications, global positioning systems (GPS) and wireless based networks. The Company's GPS/LEO antenna is for use in mobile asset tracking and fleet management, utilizing GPS satellite tracking and low earth orbit (LEO) satellite data communications to trucking fleets, heavy equipment, marine vessels, railway cars, shipping containers, transit vehicles, all via satellite interface communications.

Plastenna

     The Company has developed and prototyped a new antenna technology. The pioneering aspect of the Plastenna technology is that it opens the doors to vast new horizons in antenna design and manufacturing processes. The combination of the Company's proprietary recipe of conductive materials, and a selection of resins from various resin suppliers results in a covert moldable antenna, that can become part of the shell or case of any wireless device, be it phones, radios, or even body parts of vehicles, or new designs for conventional antennas as we know them today. Our research indicates that the Plastenna technology vastly improves design flexibility, increases signal performance, reduces manufacturing costs, and shows a marked reduction in power consumption.

GPS/LEOS  Antenna

     Integral has recently finalized the development of a "ruggedized" GPS/LEO antenna, measuring only 13.25 inches by 9.90 inches, and .870 inches in height. The term "ruggedized" is used to describe the durability of this antenna, that is to say it can withstand the elements and yet endure significant shock and vibration effects. This antenna is for use in mobile asset tracking and fleet management, utilizing GPS satellite tracking and LEO satellite data communications to trucking fleets, heavy equipment, marine vessels, railway cars, shipping containers, transit vehicles, all via satellite interface communications.

     Integral continues to advance to the next stage of the commercialization of its proprietary antenna technologies. The Company's Plastenna and GPS/LEO antenna technologies are currently undergoing pilot projects with a number of wireless companies around the world.

Flat  Panel  Antennas

     The Comapny has also been developing several new flat panel antenna designs for use in different wireless technology markets.

Patents  on  Antenna  Technologies
----------------------------------

     Integral has completed a patent review of the antenna technologies and has filed eight U.S. patent applications, five of which are currently provisional patents, one is pending approval, and two have been approved. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, Integral will continue to attempt to commercialize these technologies without the protection of patents. As patents are issued, Integral will have the exclusive right to use in the U.S. the antenna design(s) described in each issued patent for the 18-year life of the patent.

     The Company's intellectual property portfolio consists of over seven years of accumulated research and design knowledge and trade secrets relating to antenna design & components as well as proprietary manufacturing processes.

Product  Manufacturing  and  Distribution
-----------------------------------------

     The Company is not in the manufacturing business. The Company relies on third-party manufacturing companies to manufacture antenna products.

     The Company's antenna products will not be sold directly to the general public, but rather to businesses and manufacturers who will use the antennas in their products.

Barriers  to  Entry  into  Market  Segment
------------------------------------------

     In the antenna market, Integral will be competing with other established antenna providers that are much larger and better capitalized than Integral. In order to compete, management believes that Integral must demonstrate to potential users that its antenna products have an advantage over other antennas on the market in terms of performance and cost.

                    SUBSIDIARY - EMERGENT TECHNOLOGIES CORP.
                    ----------------------------------------

     Emergent Technologies Corp. ("Emergent") was incorporated in the State of West Virginia on September 29, 1995 for the purpose of developing the Contrawound Toroidal Helical Antenna ("CTHA") for commercialization to government and/or military applications worldwide. Emergent's rights to commercialize the CTHA technology is limited to these applications. Integral owns a 76.625% equity interest in Emergent.

     The  CTHA  technology  was  created  at  the Center for Industrial Research
Applications  ("CIRA"),  a  research  center  run  by  West  Virginia University
Research Corporation ("WVURC"), which is a subsidiary of West Virginia University ("WVU").

     Integral does not intend to pursue further development of CTHA technology and is focusing its research and development resources on other antenna technologies.

                    SUBSIDIARY - INTEGRAL VISION SYSTEMS INC.
                    -----------------------------------------

     Integral Vision Systems Inc. ("Integral Vision") was incorporated in the State of West Virginia on January 20, 1994, for the purpose of researching, developing and commercializing certain 2D and 3D Color Machine Vision technology. This technology was created at the Center for Industrial Research Applications ("CIRA"), a research center run by West Virginia University
Research Corporation ("WVURC"), which is a subsidiary of West Virginia University ("WVU"). Integral owns 100% of Integral Vision.

     Integral does not intend to pursue further development of the 2D and 3D Color Machine Vision technology and is focusing its research and development resources on antenna technologies.

   TECHNOLOGY UNDER LICENSE DIRECTLY BY INTEGRAL - RF PLASMA INJECTION SYSTEM
   --------------------------------------------------------------------------
                                (NEW SPARK PLUG)
                                ----------------

     Integral has directly (rather than through subsidiaries) acquired the rights to commercialize the RF Plasma Ignition System technology, This technology was created at the Center for Industrial Research Applications ("CIRA"), a research center run by West Virginia University Research Corporation ("WVURC"), which is a subsidiary of West Virginia University ("WVU).

     Integral does not intend to pursue further development of the RF Plasma Ignition System technology and is focusing its research and development resources on antenna technologies.


              INVESTMENT AGREEMENT WITH SWARTZ PRIVATE EQUITY, LLC
              ----------------------------------------------------

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

COMMITMENT WARRANTS. In partial consideration of the Investment Agreement, we issued warrants to Swartz (the "Commitment Warrants") to purchase 495,000 shares of our Common Stock. Each Commitment Warrant is immediately exercisable and terminates five years after the date of issuance. Each Commitment Warrant contain a reset provision, whereby the exercise price may be lowered to 110% percent of the five-day average of the Market Price on every six-month anniversary of the issuance date. The shares underlying the Commitment Warrants are registered pursuant to the registration statement. As of June 30 ,2002, the adjusted exercise price of the Commitment Warrants is $.50 per share.

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

CANCELLATION OF PUTS. The Company must cancel a particular put if between the date of the advance put notice and the last day of the pricing period:

- The Company discovers an undisclosed material fact relevant to a shareholder's investment decision;

- the registration statement registering resales of the Common Shares becomes ineffective; or

-    shares  are  delisted  from  the  then  primary  exchange.

The pricing period for that Put shall end as of the preceding business day, and the Put shall remain effective for the shortened pricing period.

NON-USAGE FEE. If the Company has not put a minimum of $1,000,000 in aggregate Put Dollar Amount during any six month period of time during the term of the Investment Agreement, the Company will be required to pay Swartz a non-usage fee equal to the difference of $100,000 minus 10% of the aggregate Put Dollar Amount of the Put Shares put to Swartz during such six month period. In the event that the Company delivers a termination notice to Swartz or an automatic termination occurs, the Company must pay Swartz a termination fee the greater of the non-usage fee for the applicable period or the difference of $200,000 minus 10% of the aggregate Put Dollar Amount of the Put Shares put to Swartz during all Puts to such date. The accrued non-usage fees as of August 9, 2002 are $104,542.

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

REGISTRATION STATEMENT. As required under the Registration Rights Agreement with Swartz, in July 2000, the Company filed a registration statement on Form SB-2 to register for resale shares of its common stock by Swartz and certain other selling shareholders who had similar registration rights. The registration statement was declared effective by the U.S. Securities and Exchange Commission on August 9, 2000. Subsequently, the Company filed a post-effective amendment to the registration statement, which became effective on November 28, 2001.

ITEM  2.  DESCRIPTION  OF  PROPERTY.
------------------------------------

     Neither the Company nor its subsidiaries own any real property. The Company and its subsidiaries lease office space in Vancouver, B.C., Canada, and Bellingham, Washington.


ITEM  3.  LEGAL  PROCEEDINGS.
-----------------------------

     On August 9, 2000, the Company filed a Petition for Order to Compel Arbitration against Joffre Rolland in the District Court of Clark County, State of Nevada. The purpose of the Petition for Order to Compel Arbitration was to require Joffre Rolland, a former employee, to arbitrate employment issues that had arisen under contracts he had entered into with the Company. On November 3, 2000, the Nevada State Court ordered Joffre Rolland to arbitrate the dispute in the State of Nevada. Instead of arbitrating as required by the Nevada State Court Order, Joffre Rolland and Robin Rolland (the "Rollands") filed suit against the Company and its subsidiary, Emergent Technologies Corp. ("Emergent") (for a description of Emergent, see Part I, Item 1, Page 3 Subheading "Subsidiary - Emergent Technologies Corp."), in October 2000 in the Circuit Court of Harrison County, West Virginia. The Company filed a petition in the U.S. District Court, District of Nevada, for an order compelling arbitration. On June 6, 2001, the U.S. District Court in Nevada ordered the dispute between the parties be arbitrated in Nevada, and that the action pending before the West Virginia State Court be stayed pending completion of the arbitration. The parties have commenced the process of arbitration.

     The Rollands' claims allege: (1) Breach of Employment Contract; (2) Breach of Contract; (3) Fraud; and (4) Failure to Provide Health Insurance. The Rollands further claim that during Mr. Rolland's employment he was entitled to certain compensation, including royalty payments for purportedly inventing specific antenna technologies, the right to stock options and health insurance coverage. Both the Company and Emergent believe that the Rollands' claims are frivolous and without merit. Both the Company and Emergent vigorously deny that the Rollands' are owed for any damages whatsoever, in particular Mr. Rolland's claim that he invented a "Dual-Disk Antenna" and a "Planar Antenna Comprising Two Joined Conducting Regions With Coax" while employed at Emergent and that he is entitled to approximately $18 million in "royalties" based on hypothetical sales (that never occurred), when in fact those specific antennas, which are unrelated to any of the Company's current antenna technologies, were never even produced, marketed or sold by the Company or Emergent due to their failure to meet performance criteria and were ultimately abandoned.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
----------------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2002.

                                     PART II

ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------------------------------------------------------------------

(a)     Market  Information

     There is a limited public market for the common stock of the Company. The Company's common stock is quoted on the NASD OTC Bulletin Board under the symbol "ITKG."

     The following table sets forth the range of high and low bid quotations for the Company's common stock on the OTC Bulletin Board for each quarter of the fiscal years ended June 30, 2001 and 2002.

            Quarter  Ended             Low  Bid       High  Bid
            --------------             --------       ---------

            September 30, 2000          $1.25           $2.593
            December 31, 2000           $0.296          $1.812
            March 31, 2001              $0.359          $1.48
            June 30, 2001               $0.406          $0.60

            September 30, 2001          $0.32           $0.90
            December 31, 2001           $0.48           $1.96
            March 31, 2002              $1.05           $1.84
            June 30, 2002               $0.77           $1.34

     The source of this information is the OTC Bulletin Board and other quotation services. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

(b)  Holders

     As of September 12, 2002 there were approximately 161 holders of record of the Company's common stock (this number does not include beneficial owners who hold shares at broker/dealers in "street-name").

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

     (a) In July 1999, the Company issued 50,000 shares of its common stock to one person for consulting services rendered to the Company which were valued at $13,000. This transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

     (b) In September 1999, the Company issued an aggregate 664,410 shares of its Series A Convertible Preferred Stock ("Series A Stock") to its officers and directors. William S. Robinson received 175,000 shares of Series A Stock in lieu of $175,000 in accrued salaries through September 30, 1999 and 267,197 shares of Series A Stock as repayment of $267,197 in loans made to the Company. William A. Ince received 175,000 shares of Series A Stock in lieu of $175,000 in accrued salaries through September 30, 1999 and

     47,213 shares of Series A Stock in repayment of $47,213 in loans made to the Company. Messrs. Robinson and Ince as officers and directors of the Company are therefore considered accredited investors under applicable securities laws. This transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act.

     (c) In November 1999, the Company issued a total of 405,000 shares of its common stock to members of its employee benefit and consulting services plan who exercised, in July and September 1999, their options previously granted under the plan. The exercise price of the issued shares ranged between $.15 and $.20 per share. One person paid the exercise price in the form of services rendered which was valued at $11,250 and the other persons paid the exercise price in cash in an aggregate amount of $65,750. These transactions did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

     (d) In February 2000, the Company issued 50,000 shares of its common stock pursuant to its employee benefit and consulting services plan to one person. The exercise price of the issued shares was $.15 per share and the exercise price was paid in cash. The transaction did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

     (e) In February 2000, the Company issued 200,000 shares of its common stock pursuant to its employee benefit and consulting services plan to one person. The exercise price of the issued shares was $.20 per share and the exercise price was paid in cash. The transaction did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

     (f) In March 2000, the Company issued 87,500 shares of its common stock pursuant to its employee benefit and consulting services plan to one person. The exercise price of the issued shares was $.23 per share and the exercise price was paid in the form of services rendered and valued at $20,125. The transaction did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

     (g) In March 2000, the Company completed a private placement with 10 investors and sold 2,650,000 shares of its common stock and warrants in order to purchase 1,325,000 shares of its common stock at an exercise price of $1.80 per share. Aggregate proceeds were $3,976,325. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

     (h) In April 2000, the Company issued 287,500 shares of its common stock pursuant to its employee benefit and consulting services plan to one person. The exercise price of the shares ranged between $.15 and $.40 per share and the exercise price was paid in the form of services rendered and valued at $65,000. The transaction did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

     (i) In April 2000, the Company issued 80,000 shares of its common stock pursuant to its employee benefit and consulting services plan to one person. The exercise price of the shares was $.20 per share and the exercise price was paid in cash. The transaction did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

     (j) In May 2000, the Company entered into an Investment Agreement and a Registration Rights Agreement with Swartz Private Equity, LLC ("Swartz"). Pursuant to the terms of the Investment Agreement, the Company may, in its sole discretion and subject to certain restrictions, periodically sell ('put") shares of common stock to Swartz for up to $25,000,000. In partial consideration of the Investment Agreement, the Company issued a Commitment Warrants to Swartz to purchase 495,000 shares of Common Stock for five years, at an adjusted exercise price of $.50 per share. The Company believes that these transactions are exempt from registration pursuant to
     Section 4(2) of the Securities Act and/or Rule 506 of Regulation D. Following is a summary of completed put transactions to date:

                           Price Per    Gross                       Warrant
Put Date     No. Shares      Share     Proceeds   No. Warrants  Exercise Price
                                                                 (as adjusted)
------------------------------------------------------------------------------

09-28-2000         81,885  $     1.25  $  102,356        8,189  $        0.5126

09-26-2001         67,635  $     0.45  $   30,436        6,764  $         0.561

12-12-2001        547,865  $     1.34  $  734,139       54,787  $        1.0406

01-23-2002         51,000  $     1.30  $   66,300        5,100  $         0.814

02-28-2002        109,475  $     1.13  $  123,707       10,948  $         1.188

TOTALS            857,960              $1,056,938       85,788

     (k) In June 2000, the Company issued 135,000 shares pursuant to its employee benefit and consulting services plan to two individuals in consideration for two one year promissory notes bearing an 8% interest rate. The exercise price was $.20 per share. One promissory note is in the amount of $20,000 and the other is in the amount of $7,500. These transactions did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that transactions were exempt from registration pursuant to Rule 701 of the Securities Act.

     (l) On December 28, 2000, the Company issued 20,000 shares of its common stock to one person upon exercise of options pursuant to the Employee Benefit and Consulting Services Compensation Plan. The Company issued the shares in consideration for the payment of $3,000. This transaction did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

     (m) In January 2001, the Company issued an aggregate of 517,000 shares of its common stock to six persons upon exercise of options pursuant to the Employee Benefit and Consulting Services Compensation Plan. The options had various exercise prices, ranging from $0.15 to $1.16 per share. The Company issued the shares in consideration for an aggregate of $91,500. These transactions did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that each transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

     (n) In April 2001, the Company issued 100,000 shares of its common stock to one person upon exercise of options pursuant to the Employee Benefit and Consulting Services Compensation Plan. The exercise price of the shares was $.40 per share, and the exercise price was paid in the form of services rendered (valued at $40,000). The transaction did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. Integral believes that the transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

     (o) In August 2001, the Company issued an aggregate of 858,500 shares of its common stock to 3 persons (including two officers) upon exercise of options pursuant to the Employee Benefit and Consulting Services Compensation Plan. The options had various exercise prices, ranging from $0.15 to $.33 per share. The Company issued the shares in consideration for an aggregate of $52,305 in cash and $124,200 in lieu of accrued salaries payable. These transactions did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that each transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

     (p) In September 2001, the Company issued an aggregate of 325,000 shares to eight persons pursuant to the exercise of warrants previously issued in connection with a private placement in March 2000, for aggregate proceeds of $130,000. In August 2001, the exercise price of the warrants had been temporarily reduced from $1.80 to $.40 per share through September 2001. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

     (q) In January 2002, the Company issued 100,000 shares of its common stock pursuant to its employee benefit and consulting services plan to one person. The exercise price of the shares was $.40 per share and the exercise price was paid in cash. The transaction did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Rule 701 of the Securities Act.


ITEM  6.  MANAGEMENT'S  PLAN  OF  OPERATION.
-------------------------------------------

     To date the Company has recorded nominal revenues from operations. The Company is still considered a development stage company for accounting purposes. From inception on February 12, 1996 through June 30, 2002, the Company has accrued an accumulated deficit of approximately $ 13 million.

     As a result of the commercial interest in the Company's antenna technologies, the Company presently intends to focus substantially all of its resources on the commercialization and sales of antenna products. As a result, the Company will not be devoting any of its resources on the further research, development and commercialization of the other technologies in which it has an interest.

     The Company's business strategy focuses on leveraging its intellectual property rights on its antenna technologies, its strengths in antenna design, material innovation, and an understanding of the wireless marketplace.

     The Company is not in the manufacturing business and does not expect to make any capital purchases of a manufacturing plant or significant equipment in the next twelve months. The Company will be relying on contract manufacturers to produce the antenna products.

     The Company expects to now be able to focus its marketing efforts through to the end of calendar 2003 on two primary wireless market segments. The Company's Plastenna technology will be marketed to manufacturers of such wireless devices as cellular phones, portable phones, paging communicators, satellite communications, global positioning systems (GPS) and wireless based networks. The Company's GPS/LEO antenna is for use in mobile asset tracking and fleet management, utilizing GPS satellite tracking and low earth orbit (LEO) satellite data communications to trucking fleets, heavy equipment, marine vessels, railway cars, shipping containers, transit vehicles, all via satellite interface communications.

     The Company anticipates spending approximately $250,000 over the next twelve months on ongoing research and development of the different applications and uses of its antenna technologies.

     During the next twelve months, the Company does not anticipate increasing its staff.

     To date, the Company has relied on loans from management and management's ability to raise capital through debt and equity private placement financings to fund its operations. During the past two fiscal years, the majority of financing was completed pursuant to an equity line of credit with the Swartz Private Equity, LLC ("Swartz"). In May 2000, the Company entered into an Investment Agreement with Swartz. Pursuant to the terms of the Investment Agreement, the Company may, in its sole discretion and subject to certain restrictions, periodically sell ("Put") shares of common stock to Swartz for up to $25,000,000. Pursuant to the terms of the Investment Agreement, the Put share price will be determined and paid to the Company twenty business days after the date of the Put. The terms of the Investment Agreement are more fully described in Item 1 (Description of Business) under the subsection entitled "Investment Agreement with Swartz Private Equity, LLC." The Company received net proceeds of $102,356 from a Put of 81,885 shares to Swartz during the fiscal year ended June 30, 2001. The Company received net proceeds of $954,582 from Puts totaling 775,975 shares to Swartz during the year ended June 30, 2002.

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

Other  Material  Developments

     In July 2000, the Company executed a Stock Purchase Agreement with Continental Divide Robotics, Inc. ("CDRI") related to the acquisition of a minority interest in CDRI. CDRI has developed certain proprietary hardware and software systems that use the radio-navigation, satellite-based Global Positioning System to track individuals on a real-time basis.

     Pursuant to the agreement, the Company invested $1.25 million dollars to acquire 20.33% of the outstanding common stock of CDRI. Because the Company has no influence or control over CDRI, and no ability to exercise significant influence over CDRI, the Company's investment has been recorded at cost using the cost method.

     CDRI is a privately held company and there is no public market for CDRI's common stock. CDRI has a working capital deficiency and has sustained continued significant operating losses. Because of the Company's lack of control over CDRI, lack of information concerning the business prospects of CDRI, lack of information concerning the ability of CDRI to continue as a going concern, and lack of liquidity for the Company's investment in CDRI, the Company has written-down its investment in CDRI from $1,250,000 to a nominal value of $1. This decision is made in consideration of the foregoing, and in order to conform with generally accepted accounting principles. However, CDRI remains an active business entity, possesses proprietary technology, and continues to market its technology. The Company has no current information to suggest that the CDRI technology or the business opportunity for such technology has been negatively impacted. The Company continues to retain its ownership position in CDRI.

ITEM  7.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.
---------------------------------------------------------

     The information required by Item 7 and an index thereto commences on the index to the financial statements, which page follows this page.


ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE.
---------------------

     None.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)

CONSOLIDATED  FINANCIAL  STATEMENTS
JUNE  30,  2002  AND  2001
(U.S.  DOLLARS)




INDEX                                                                    PAGE
-----                                                                    ----

REPORT OF INDEPENDENT ACCOUNTANTS                                         F-1

FINANCIAL STATEMENTS

Consolidated Balance Sheets                                               F-2

Consolidated Statements of Operations                                     F-3

Consolidated Statements of Stockholders' Equity (Deficit)               F-4-F-6

Consolidated Statements of Cash Flows                                     F-7

Notes to Consolidated Financial Statements                              F-8-F-24

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO  THE  DIRECTORS  AND  STOCKHOLDERS  OF
INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)

We have audited the accompanying consolidated balance sheets of Integral Technologies, Inc. (A Development Stage Company) as of June 30, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended June 30, 2002, 2001 and 2000 and the cumulative totals for the development stage of operations from February 12, 1996 (inception) through June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Integral Technologies, Inc. from February 12, 1996 (inception) through June 30, 1996 were audited by other auditors whose report dated November 20, 1996, expressed an unqualified opinion on those statements. Our opinion insofar as it relates to the cumulative totals for development stage operations from February 12, 1996 (inception) through June 30, 1996, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at June 30, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the years ended June 30, 2002, 2001 and 2000 and the cumulative totals for the development stage of operations from February 12, 1996 (inception) through June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has minimal capital resources available and has incurred substantial losses to June 30, 2002. The Company must obtain additional financing to meet its cash flow requirements. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in note 2. These financial statements do not include any adjustments that may result from the outcome of these uncertainties.


"Pannell  Kerr  Forster"

Chartered  Accountants

Vancouver, Canada
September 23, 2002

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND 2001
(U.S. DOLLARS)

===============================================================================================
                                                                        2002           2001
-----------------------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash                                                              $    267,795   $    69,556
  Accounts receivable                                                     15,767        27,344
  Inventory                                                                    0        46,842
  Prepaid expenses                                                        15,093           165
-----------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                     298,655       143,907
PROPERTY AND EQUIPMENT (note 4)                                           78,583        89,566
INVESTMENTS (note 5)                                                           1     1,250,000
-----------------------------------------------------------------------------------------------

TOTAL ASSETS                                                        $    377,239   $ 1,483,473
===============================================================================================

LIABILITIES

CURRENT
  Accounts payable and accruals (note 8)                            $    657,107   $   746,530
  Due to West Virginia University Research
    Corporation (note 10(a))                                             397,296       397,296
  Customer deposits                                                       13,232        13,232
-----------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                              1,067,635     1,157,058
-----------------------------------------------------------------------------------------------

CONTINGENCIES (note 10)
SUBSEQUENT EVENT (note 11)

STOCKHOLDERS' EQUITY (DEFICIT) (note 6)

PREFERRED STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  20,000,000  Shares authorized
     439,610  (2001 - 564,410) Shares issued and
                outstanding (note 6(b))                                  439,610       564,410
COMMON STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  50,000,000  Shares authorized
  30,787,562  (2001 - 26,949,062)
               Shares issued and outstanding                          12,116,450     8,900,983
PROMISSORY NOTES RECEIVABLE (note 6(e))                                  (66,500)      (58,500)
SHARE SUBSCRIPTIONS                                                            0        50,000
OTHER COMPREHENSIVE INCOME                                                46,267        46,267
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                     (13,226,223)   (9,176,745)
-----------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                              (690,396)      326,415
-----------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    377,239   $ 1,483,473
===============================================================================================


See notes to consolidated financial statements.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (DEFICIT)
YEARS ENDED JUNE 30, 2002, 2001 AND 2000 AND PERIOD FROM FEBRUARY 12, 1996 (INCEPTION) THROUGH
JUNE  30,  2002
(U.S.  DOLLARS)

============================================================================================
                                                                               PERIOD FROM
                                                                              FEBRUARY 12,
                                                                                  1996
                                                                               (INCEPTION)
                                              YEARS ENDED JUNE 30,               THROUGH
                                       2002          2001          2000       JUNE 30, 2002
--------------------------------------------------------------------------------------------

REVENUE                            $    27,686   $    15,209   $   172,417   $      215,312
COST OF SALES                           13,468         5,360       197,188          216,016
--------------------------------------------------------------------------------------------

                                        14,218         9,849       (24,771)            (704)
--------------------------------------------------------------------------------------------
EXPENSES
  Remuneration pursuant to
    proprietary, non-competition
    agreement (note 6(a)(i))           711,000             0             0          711,000
  Consulting                           663,795       151,108       282,426        1,710,324
  Salaries                             547,272     1,273,094       454,630        2,789,355
  Legal and accounting                 169,247       390,034       217,336        1,024,518
  Travel and entertainment             122,898       173,242        86,259          649,789
  Financing fees (note 6(a)(ii))       104,542             0             0          104,542
  General and administrative            97,458       115,428        94,679          448,902
  Write-down of license
    and operating assets (note 1)       48,919     1,382,046             0        1,855,619
  Rent                                  34,102        73,578        44,746          221,780
  Telephone                             33,169        45,842        44,468          227,408
  Bad debts                             14,500        48,750         2,568           65,818
  Advertising                           13,348       139,961        24,455          261,895
  Bank charges and
    interest, net                       10,053       (53,971)       13,932          106,357
  Research and development               8,401       171,756       155,250        1,243,521
  Interest on beneficial
    conversion feature                       0             0             0          566,456
  Write-off of investment            1,249,999             0             0        1,249,999
  Depreciation and
    Amortization                        21,706        99,150        91,882          247,072
--------------------------------------------------------------------------------------------
                                     3,850,409     4,010,018     1,512,631       13,484,355
--------------------------------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY ITEM      (3,836,191)   (4,000,169)   (1,537,402)     (13,485,059)
EXTRAORDINARY ITEM
  Cancellation of debt                       0             0             0          602,843
--------------------------------------------------------------------------------------------

NET LOSS FOR PERIOD                $(3,836,191)  $(4,000,169)  $(1,537,402)  $  (12,882,216)
============================================================================================
LOSS PER COMMON SHARE BEFORE
  EXTRAORDINARY ITEM               $     (0.13)  $     (0.15)  $     (0.07)
EXTRAORDINARY ITEM
  PER COMMON SHARE                        0.00          0.00          0.00
--------------------------------------------------------------------------------------------
NET LOSS PER
  COMMON SHARE                     $     (0.13)  $     (0.15)  $     (0.07)
============================================================================================
WEIGHTED AVERAGE
  NUMBER OF
  COMMON SHARES OUTSTANDING         29,064,780    26,499,533    23,133,541
============================================================================================


See notes to consolidated financial statements.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)
PERIOD  FROM  FEBRUARY  12,  1996  (INCEPTION)  THROUGH  JUNE  30,  2002
(U.S.  DOLLARS)

==========================================================================================================================
                                            COMMON                PREFERRED
                                           STOCK AND              STOCK AND
                                SHARES      PAID-IN    SHARES OF   PAID-IN
                              OF COMMON     CAPITAL    PREFERRED   CAPITAL    PROMISSORY                        OTHER
                                STOCK      IN EXCESS     STOCK    IN EXCESS      NOTES         SHARE        COMPREHENSIVE
                                ISSUED      OF PAR      ISSUED      OF PAR    RECEIVABLE   SUBSCRIPTIONS       INCOME
--------------------------------------------------------------------------------------------------------------------------
SHARES ISSUED FOR
  Cash                         1,000,000  $   10,000           0  $        0  $         0  $            0  $            0
  Property and equipment
    (to officers
    and directors)             1,500,000      15,000           0           0            0               0               0
  Services (provided by
    officers and directors)    2,000,000      20,000           0           0            0               0               0
  Services                     1,500,000      15,000           0           0            0               0               0
Foreign currency
  translation                          0           0           0           0            0               0          (1,226)
Net loss for year                      0           0           0           0            0               0               0
--------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1996         6,000,000      60,000           0           0            0               0          (1,226)
SHARES ISSUED FOR
  Cash                         5,086,000     865,514           0           0            0               0               0
  Share issue costs                    0     (48,920)          0           0            0               0               0
  Services                       564,000      63,036           0           0            0               0               0
  Acquisition of subsidiary      100,000     275,000           0           0            0               0               0
Foreign currency
  translation                          0           0           0           0            0               0          12,601
Net loss for year                      0           0           0           0            0               0               0
--------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1997        11,750,000   1,214,630           0           0            0               0          11,375
SHARES ISSUED FOR
  Cash                           825,396     650,000           0           0            0               0               0
  Share issue costs                    0     (78,000)          0           0            0               0               0
Foreign currency
  Translation                          0           0           0           0            0               0          24,860
Net loss for year                      0           0           0           0            0               0               0
--------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1998        12,575,396  $1,786,630           0  $        0  $         0  $            0  $       36,235
--------------------------------------------------------------------------------------------------------------------------


                                 DEFICIT
                               ACCUMULATED
                               DURING THE         TOTAL
                               DEVELOPMENT    STOCKHOLDERS'
                                  STAGE          EQUITY
------------------------------------------------------------
SHARES ISSUED FOR
  Cash                        $          0   $       10,000
  Property and equipment
    (to officers
    and directors)                       0           15,000
  Services (provided by
    officers and directors)              0           20,000
  Services                               0           15,000
Foreign currency
  translation                            0           (1,226)
Net loss for year                 (344,843)         (34,843)
------------------------------------------------------------
BALANCE, JUNE 30, 1996            (344,843)        (286,069)
SHARES ISSUED FOR
  Cash                                   0          865,514
  Share issue costs                      0          (48,920)
  Services                               0           63,036
  Acquisition of subsidiary              0          275,000
Foreign currency
  translation                            0           12,601
Net loss for year                 (822,217)        (822,217)
------------------------------------------------------------
BALANCE, JUNE 30, 1997          (1,167,060)          58,945
SHARES ISSUED FOR
  Cash                                   0          650,000
  Share issue costs                      0          (78,000)
Foreign currency
  Translation                            0           24,860
Net loss for year                 (937,373)        (937,373)
------------------------------------------------------------
BALANCE, JUNE 30, 1998        $ (2,104,433)  $     (281,568)
------------------------------------------------------------


See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
PERIOD FROM FEBRUARY 12, 1996 (INCEPTION) THROUGH JUNE 30, 2002
(U.S. DOLLARS)

==============================================================================================================================
                                                COMMON                PREFERRED
                                               STOCK AND              STOCK AND
                                  SHARES OF     PAID-IN    SHARES OF   PAID-IN
                                    COMMON      CAPITAL    PREFERRED   CAPITAL     PROMISSORY                       OTHER
                                    STOCK      IN EXCESS     STOCK    IN EXCESS      NOTES          SHARE       COMPREHENSIVE
                                    ISSUED      OF PAR      ISSUED      OF PAR     RECEIVABLE   SUBSCRIPTIONS       INCOME
------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1998            12,575,396  $1,786,630           0  $        0  $         0   $            0  $       36,235
SHARES ISSUED FOR
  Cash                               200,000      50,000           0           0            0                0               0
  Exercise of stock options          445,000      80,500           0           0            0                0               0
  Promissory note                  1,683,789     252,568           0           0     (284,068)               0               0
  Settlement of lawsuit              150,000      15,000           0           0            0                0               0
  Services (provided by
    officers and directors)          666,666     100,000           0           0            0                0               0
  Share issue costs                        0    (100,500)          0           0            0                0               0
  Services                           250,000      50,000           0           0            0                0               0
  Conversion of convertible
    Debentures                     3,869,120     525,813           0           0            0                0               0
  Acquisition of subsidiary        1,800,000     619,200           0           0            0                0               0
  Held in escrow                     447,091           0           0           0            0                0               0
  Stock option benefit                     0      70,600           0           0            0                0               0
  Beneficial conversion feature            0     566,456           0           0            0                0               0
Foreign currency translation               0           0           0           0            0                0           8,444
Net loss for year                          0           0           0           0            0                0               0
------------------------------------------------------------------------------------------------------------------------------
BALANCE JUNE 30, 1999             22,087,062   4,016,267           0           0     (284,068)               0          44,679
SHARES ISSUED FOR
  Cash on private placement        2,650,000   3,975,000           0           0            0                0               0
  Exercise of options              1,245,000     256,700           0           0            0                0               0
  Release from escrow                      0      75,558           0           0            0                0               0
  Services                            50,000      13,000           0           0            0                0               0
On settlement of debt                      0           0     664,410     664,410            0                0               0
Stock option benefit                       0      48,256           0           0            0                0               0
Promissory note repayment                  0           0           0           0      225,568                0               0
Foreign currency translation               0           0           0           0            0                0           1,614
Net loss for year                          0           0           0           0            0                0               0
------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2000            26,032,062  $8,384,781     664,410  $  664,410  $   (58,500)  $            0  $       46,293
==============================================================================================================================


                                     DEFICIT
                                   ACCUMULATED
                                   DURING THE         TOTAL
                                   DEVELOPMENT    STOCKHOLDERS'
                                      STAGE          EQUITY
----------------------------------------------------------------
BALANCE, JUNE 30, 1998            $ (2,104,433)  $     (281,568)
SHARES ISSUED FOR
  Cash                                       0           50,000
  Exercise of stock options                  0           80,500
  Promissory note                            0          (31,500)
  Settlement of lawsuit                      0           15,000
  Services (provided by
    officers and directors)                  0          100,000
  Share issue costs                          0         (100,500)
  Services                                   0           50,000
  Conversion of convertible
    Debentures                                          525,813
  Acquisition of subsidiary                  0          619,200
  Held in escrow                             0                0
  Stock option benefit                       0           70,600
  Beneficial conversion feature              0          566,456
Foreign currency translation                 0            8,444
Net loss for year                   (1,404,021)      (1,404,021)
----------------------------------------------------------------
BALANCE JUNE 30, 1999               (3,508,454)         268,424
SHARES ISSUED FOR
  Cash on private placement                  0        3,975,000
  Exercise of options                        0          256,700
  Release from escrow                        0           75,558
  Services                                               13,000
On settlement of debt                        0          664,410
Stock option benefit                         0           48,256
Promissory note repayment                    0          225,568
Foreign currency translation                 0            1,614
Net loss for year                   (1,537,402)      (1,537,402)
----------------------------------------------------------------

BALANCE, JUNE 30, 2000            $ (5,045,856)  $    3,991,128
================================================================


See notes to consolidated financial statements.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY  (DEFICIT)
PERIOD  FROM  FEBRUARY  12,  1996  (INCEPTION)  THROUGH  JUNE  30,  2002
(U.S.  DOLLARS)

==================================================================================================================
                                                 COMMON                  PREFERRED
                                               STOCK AND                 STOCK AND
                                    SHARES      PAID-IN     SHARES OF     PAID-IN
                                  OF COMMON     CAPITAL     PREFERRED     CAPITAL     PROMISSORY
                                    STOCK      IN EXCESS      STOCK      IN EXCESS      NOTES           SHARE
                                    ISSUED       OF PAR       ISSUED      OF PAR      RECEIVABLE    SUBSCRIPTIONS
------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000            26,032,062  $ 8,384,781     664,410   $  664,410   $   (58,500)  $            0
SHARES ISSUED FOR
  Private placement                   81,885      112,480           0            0             0                0
  Exercise of options                517,000       91,515           0            0             0                0
  For services                       100,000       40,000           0            0             0                0
  Held in escrow
    (note 6(a)(ii)(b)(i))            218,115            0           0            0             0                0
Stock option benefit                       0      272,207           0            0             0                0
Dividends on preferred
  shares                                   0            0           0            0             0                0
Share subscriptions                        0            0           0            0             0           50,000
Redeemed shares                            0            0    (100,000)    (100,000)            0                0
Foreign currency
  translation                              0            0           0            0             0                0
Net loss for the year                      0            0           0            0             0                0
------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2001            26,949,062    8,900,983     564,410      564,410       (58,500)          50,000
  Proprietary
    non-competition
    agreement (note 6(a)(i))         450,000      711,000           0            0             0                0
  Held in escrow                     700,000            0           0            0             0                0
  Exercise of options              2,263,500      971,200           0            0       (15,000)         (10,000)
  Exercise of warrants               325,000      130,000           0            0             0                0
  Subscriptions                      100,000       40,000           0            0             0          (40,000)
  Stock option compensation                0      415,685           0            0             0                0
  Shares released from
    Escrow                                 0      954,582           0            0             0                0
  Dividends on preferred shares
    shares                                 0            0           0            0             0                0
  Redeemed shares                          0            0    (124,800)    (124,800)            0                0
  Write-off of promissory
    note receivable                        0       (7,000)          0            0         7,000                0
  Net loss for the year                    0            0           0            0             0                0
------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2002            30,787,562  $12,116,450     439,610   $  439,610   $   (66,500)  $            0
==================================================================================================================


                                                      DEFICIT
                                                    ACCUMULATED
                                       OTHER        DURING THE         TOTAL
                                   COMPREHENSIVE    DEVELOPMENT    STOCKHOLDERS'
                                      INCOME           STAGE          EQUITY
---------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000            $       46,293   $ (5,045,856)  $    3,991,128
SHARES ISSUED FOR
  Private placement                            0              0          112,480
  Exercise of options                          0              0           91,515
  For services                                 0              0           40,000
  Held in escrow
    (note 6(a)(ii)(b)(i))                      0              0                0
Stock option benefit                           0              0          272,207
Dividends on preferred
  shares                                       0        (30,720)         (30,720)
Share subscriptions                            0              0           50,000
Redeemed shares                                0       (100,000)        (200,000)
Foreign currency
  translation                                (26)             0              (26)
Net loss for the year                          0     (4,000,169)      (4,000,169)
---------------------------------------------------------------------------------
BALANCE, JUNE 30, 2001                    46,267     (9,176,745)         326,415
  Proprietary
    non-competition
    agreement (note 6(a)(i))                   0              0          711,000
  Held in escrow                               0              0                0
  Exercise of options                          0              0          946,200
  Exercise of warrants                         0              0          130,000
  Subscriptions                                0              0                0
  Stock option compensation                    0              0          415,685
  Shares released from
    Escrow                                     0              0          954,582
  Dividends on preferred shares
    shares                                     0        (26,087)         (26,087)
  Redeemed shares                              0       (187,200)        (312,000)
  Write-off of promissory
    note receivable                            0              0                0
  Net loss for the year                        0     (3,836,191)      (3,836,191)
---------------------------------------------------------------------------------
BALANCE, JUNE 30, 2002            $       46,267   $(13,226,223)  $     (690,396)
=================================================================================


See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000 AND PERIOD FROM FEBRUARY 12, 1996
(INCEPTION) THROUGH JUNE 30, 2002
(U.S. DOLLARS)

====================================================================================================================
                                                                                                     PERIOD FROM
                                                                                                  FEBRUARY 12, 1996
                                                                                                     (INCEPTION)
                                                                  YEARS ENDED JUNE 30,                 THROUGH
                                                           2002          2001          2000         JUNE 30, 2002
--------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net loss                                             $(3,836,191)  $(4,000,169)  $(1,537,402)  $      (12,882,216)
  Adjustments to reconcile net loss to
  net cash used by operating activities
    Write-down of investment                             1,249,999             0             0            1,249,999
    Extraordinary item                                           0             0             0             (602,843)
    Proprietary, non-competition
     agreement (note 6(a)(i))                              711,000             0             0              711,000
    Consulting services and financing fees                 254,792        55,389       113,683              671,900
    Depreciation and amortization                           28,983        99,150       104,388              271,358
    Stock option compensation                              415,685       272,207        48,256              806,748
    Interest on beneficial conversion                            0             0             0              566,456
    Settlement of lawsuit                                        0             0             0               15,000
    Write-down of license and operating assets              46,842     1,382,046             0            1,853,542
    Bad debt                                                14,500        48,750         2,568               65,818
  Changes in non-cash working capital
    Due from affiliated company                                  0             0             0             (116,000)
    Notes and accounts receivable                           (2,923)         (453)      174,358             (113,086)
    Inventory                                                    0       (21,842)      (25,000)             (46,842)
    Prepaid expenses                                       (14,928)        5,230        (5,395)             (15,093)
    Deferred revenue                                             0             0        13,232               13,232
    Other                                                        0             0             0               (2,609)
    Accounts payable and accruals                          (95,852)      143,369       236,171              828,199
    Due to West Virginia University
    Research Corporation                                         0             0             0              397,296
--------------------------------------------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                   (1,228,093)   (2,016,323)     (875,141)          (6,328,141)
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchase of property, equipment and
    intangibles assets                                           0       (66,401)      (22,995)            (200,935)
  Assets acquired and liabilities assumed
    on purchase of subsidiary                                    0             0             0             (129,474)
  Investment in and advances to affiliated companies             0      (950,000)     (300,000)          (2,000,000)
  License agreements                                             0             0             0             (124,835)
--------------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                            0    (1,016,401)     (322,995)          (2,455,244)
--------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Repayment of loan                                              0       (45,000)            0              (45,000)
  Advances from stockholders                                     0             0             0            1,078,284
  Repayments to stockholders                                     0             0             0              (94,046)
  Subscriptions received                                         0        50,000             0               50,000
  Proceeds from issuance of common stock                 1,426,332       188,606     4,104,575            7,643,095
  Proceeds from convertible debentures                           0             0             0              600,000
  Share issue costs                                              0             0             0             (227,420)
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                1,426,332       193,606     4,104,575            9,004,913
--------------------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                   0           (26)        1,614               46,267
--------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                198,239    (2,839,144)    2,908,053              267,795
--------------------------------------------------------------------------------------------------------------------
CASH, BEGINNING OF YEAR                                     69,556     2,908,700           647                    0
--------------------------------------------------------------------------------------------------------------------
CASH, END OF YEAR                                      $   267,795   $    69,556   $ 2,908,700   $          267,795
====================================================================================================================
Supplemental cash flow information (note 7)


See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
(U.S. DOLLARS)

================================================================================

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

     The Company will be devoting all of its resources to the research, development and commercialization of its antenna technologies. As a consequence, the value for the license of all other technologies was written off in 2001 for an amount aggregating $1,382,046.

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

     The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, has a working capital deficiency (an excess of current liabilities over current assets) of $768,980 (2001 - $1,013,151) and has an accumulated deficit during the development stage of $13,226,223 (2001 - $9,176,745). These factors raise substantial doubt about the Company's ability to continue as a going concern and is dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. Management is continuously working to obtain financing (note 6). The outcome of these matters cannot be predicted. These consolidated financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

3.   SIGNIFICANT  ACCOUNTING  POLICIES

     (a)  Principles  of  consolidation

          These financial statements include the accounts of Integral Technologies, Inc. (a development stage company), its wholly-owned subsidiaries, Integral Vision Systems, Inc. ("IVSI") and Antek and its 76.625% owned subsidiary, Emergent Technologies Corp. ("ETC"). All intercompany balances and transactions have been eliminated. Investment in Continental Divide Robotics, Inc. ("CDRI") is accounted for using the cost method since the Company exerts no significant influence.

     (b)  Inventories

          Inventories are stated at the lower of cost and market. Cost is determined using the first-in-first-out method.

     (c)  Depreciation

          Depreciation is provided using the straight-line method based on the following estimated useful lives:

               Machinery,  furniture  and  equipment       -  5 Years
               Computer  hardware  and  software           -  5 Years
               Moulds                                      -  5 Years

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

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

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

     (h)  Research  and  development

          Research and development expenditures are charged to operations as incurred.

     (i)  Use  of  estimates

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

     (j)  Financial  instruments

          The Company's financial instruments include cash, accounts receivable, promissory notes receivable, investments, accounts payable and accruals and due to West Virginia University Research Corporation (note 10(a)). Unless otherwise noted, in the opinion of management, the carrying value of these financial instruments approximates their fair market values and the Company is not exposed to significant credit, interest or currency risk.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

3.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     (k)  Income  taxes

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

     (l)  Stock  based  compensation

          The Company applies APB Opinion No. 25 and related interpretations in accounting for its employee stock option plans. Compensation expense is recorded when options are granted to management at discounts to market.

     (m)  Comprehensive  income  (loss)

          Other comprehensive income (loss) includes revenues and expenses and unrealized gains and losses that under accounting principles generally accepted in the United States are excluded from net income (loss) and are recorded directly as an adjustment to stockholders' equity, net of tax. When the unrealised gains and losses are realized they are reclassified from other comprehensive income and included in net income. The Company's other comprehensive income (loss) is composed of unrealized gains and losses from foreign currency translation adjustments.

     (n)  Recent  accounting  pronouncements

          (i) In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Other Intangible Assets. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company has adopted FAS 142 effective July 1, 2001. Application of the non-amortization provisions of FAS 142 for goodwill did not have any impact on its financial reporting.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

3.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     (n)  Recent  accounting  pronouncements  (Continued)

          (ii) In October 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard will be adopted on July 1, 2002, and is not expected to have a material effect on the financial statements.

               In November 2001, the FASB issued EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out of Pocket' Expenses Incurred." This guidance requires companies to recognize the recovery of reimbursable expenses such as travel costs on service contracts as revenue. These costs are not to be netted as a reduction of cost. This guidance will be implemented July 1, 2002. The Company does not expect this guidance to have a material effect on the financial statements.

         (iii) Beginning July 1, 2000 the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and the corresponding amendments under SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133 ("SFAS 138"), establishes accounting and reporting standards for derivative instruments. It requires a company to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value.
               Additionally, the fair value adjustments will effect either stockholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. Adoption of this standard did not change the Company's existing accounting policies or disclosures.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

3.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     (n)  Recent  accounting  pronouncements  (Continued)

          (iv) In  March  2000  the  Financial Accounting Standards Board issued
               "Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation". Among other issues, this interpretation clarifies:

               (a) The definition of employee for purposes of applying APB Opinion No. 25.

               (b) The criteria for determining whether a plan qualifies as a non-compensatory plan.

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

          (v) In March 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The Company adopted this consensus for the year ended June 30, 2001.

          (vi) In September 2000, the EITF reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. Adoption of this consensus did not change the Company's existing accounting policies or disclosures.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

4.   PROPERTY  AND  EQUIPMENT

     ===========================================================================
                                                              2002       2001
     ---------------------------------------------------------------------------

     Machinery, furniture and equipment                    $ 148,940   $148,940
     Computer hardware and software                           39,419     21,419
     Moulds                                                    4,800      4,800
     ---------------------------------------------------------------------------

                                                             193,159    175,159
     Less:  Accumulated depreciation                        (114,576)   (85,593)
     ---------------------------------------------------------------------------

                                                           $  78,583   $ 89,566
     ===========================================================================


5.   INVESTMENTS

     As  at  June 30, 2002, the Company has reviewed its investment in CDRI.

     In July 2000, the Company executed a Stock Purchase Agreement with CDRI related to the acquisition of a minority interest in CDRI. CDRI has developed certain proprietary hardware and software systems that use a radio-navigation, satellite-based Global Positioning System to track individuals, on a real time basis.

     Pursuant to the agreement, the Company invested $1.25 million dollars to acquire 20.33% of the outstanding common stock of CDRI. Because the Company has no influence or control over CDRI, and no ability to exercise significant influence over CDRI, the Company's investment has been recorded at cost using the cost method.

     CDRI is a privately held company and there is no public market for its common stock. CDRI has a working capital deficiency and has sustained continued significant operating losses. Due to the Company's lack of control over the operations of CDRI, lack of information concerning the business prospects of CDRI, lack of financial information concerning the ability of CDRI to continue as a going concern, and lack of liquidity for the Company's investment in CDRI, the Company has written down its investment in CDRI from $1,250,000 to a nominal value of $1. This decision is made in consideration of the foregoing, and in order to conform with generally accepted accounting principles in the United States of America. However, CDRI remains an active business entity, possessing proprietary technology, and continues to market its technology. The Company has no current information to suggest that the CDRI technology or the business opportunity for such technology has been negatively impacted. The Company continues to retain its ownership position in CDRI.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

6.   STOCKHOLDERS'  EQUITY

     (a)  Common  stock

          (i) During the year ended June 30, 2002, the Company entered into a proprietary, non-disclosure and non-solicitation agreement with two of its employees whereby, for a total of 450,000 common shares, these employees will not disclose any information that is defined as confidential by the Company in this agreement; the employee will work for the Company exclusively while employed by the Company and will not work for a competitor for a period of at least three years after leaving the Company. These shares were recorded at $1.58 per common share being the market price at the date of issue for a total charge to operations of $711,000.

          (ii) Private  placement  agreement

               (a) During the year ended June 30, 2000, the Company entered into a private placement agreement with Swartz Private Equity, LLC ("Swartz") which calls for periodic purchases over the next three years of up to $25,000,000 of the Company's common stock. Each periodic purchase ("put") will have a purchase price equal to the lesser of the market price minus $0.25, or 91% of the market price, but not less than a stated minimum purchase price as set in the advance put notice, which cannot be greater than 80% of the market price on that date.

                    Each  put  cannot  exceed  the  lesser  of:

                    (i)  $2,000,000  worth  of  common  stock;

                    (ii) 15%  of  the  aggregate  reported trading volume of the
                         Company's common stock during the 20 business days before and after the date of notice to exercise each put; and,

                   (iii) a number  of  shares that would cause Swartz to acquire in a 31 day period preceding the put date, in total in excess of 9.99% of the Company's total number of shares of common stock outstanding at that time.

                    At the time of each put, the Company will issue Swartz a purchase warrant which will give Swartz the right to purchase up to 10% of the number of shares issued in the put. Each warrant will be immediately exercisable for a five year period for a price equal to 110% of the market price for such put.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

6.   STOCKHOLDERS'  EQUITY  (Continued)

     (a)  Common stock  Continued)

               If the Company has not put a minimum of $1,000,000 in aggregate Put Dollar Amount during any six month period of time during the term of the Investment Agreement, the Company will be required to pay Swartz a non-usage fee equal to the difference of $100,000 minus 10% of the aggregate Put Dollar Amount of the Put Shares put to Swartz during such six month period. In the event that the Company delivers a termination notice to Swartz or an automatic termination occurs, the Company must pay Swartz a termination fee equal to the greater of the non-usage fee for the applicable period or the difference of $200,000 minus 10% of the aggregate Put Dollar Amount of the Put Shares put to Swartz during all Puts to such date. The non-usage fee for the year ended June 30, 2002 totals $104,542. The non-usage fee for the period prior to August 3, 2001 has been waived by Swartz.

               (b)  Pursuant  to  this  agreement:

                    (i) During the year ended June 30, 2001, the Company issued 300,000 shares to be held in escrow to exercise a put. Of these, 81,885 shares were released on the exercise of the put and 218,115 are held in escrow for future put exercises.

                         As partial consideration of the investment agreement the Company issued warrants to Swartz to purchase 495,000 shares of common stock (note 6(d)(ii)).

                    (ii) During the year ended June 30, 2002, the Company issued
                         700,000 shares held in escrow to exercise puts. 775,975 shares were released on the exercise of these puts for total proceeds of $954,582, leaving 142,140 shares in escrow at June 30, 2002. As part of these puts 85,788 warrants were issued.

     (b)  Preferred  stock

          The preferred stock may be issued in one or more series. The distinguishing features of each series including preference, rights and restriction are to be determined by the Company's Board of Directors upon the establishment of each such series.

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

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

6.   STOCKHOLDERS'  EQUITY  (Continued)

     (b)  Preferred  stock  (Continued)

          During the year ended June 30, 2000, the Company agreed to settle $383,228 of accounts payable and $281,182 of long-term debt, both amounts owed to officers and directors of the Company, by issuing 664,410 shares of Series A convertible preferred stock at a par value of $0.001 and a stated value of $1.00 per share.

          During the year ended June 30, 2002, the Company redeemed 124,800 (2001 - 100,000) preferred shares at a total cost of $312,000 (2001 - $200,000).

     (c)  Stock  options

          In January 2001 the Company adopted the "Integral Technologies, Inc. 2001 Stock Plan" (the "2001 Plan"), a non-qualified stock option plan under which the Company may issue up to 2,500,000 stock options and stock bonuses of common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company. This plan was amended December 2001 to increase the number of common share options which may be granted from 2,500,000 to 3,500,000 stock options.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

6.   STOCKHOLDERS'  EQUITY  (Continued)

     (c)  Stock  options  (Continued)

          The following table summarizes the Company's stock option activity for the years ended June 30, 2002, 2001 and 2000:

          ======================================================================
                                                                       Weighted
                                                          Exercise      Average
                                            Number         Price       Exercise
                                           of Shares     Per Share       Price
          ----------------------------------------------------------------------

          Balance, June 30, 1999           1,920,000   $0.15 to $2.00  $    0.26
          Granted during the year
            June 30, 2000                    960,000   $0.15 to $0.40  $    0.19
          Cancelled                          (25,000)  $         0.15  $    0.15
          Exercised                       (1,245,000)  $0.15 to $0.40  $    0.21
          ----------------------------------------------------------------------

          Balance, June 30, 2000           1,610,000   $0.15 to $2.00  $    0.27
          Granted during the year
            June 30, 2001                    689,500   $0.15 to $0.65  $    0.50
          Cancelled                         (209,000)  $         0.15  $    0.15
          Expired                           (235,000)  $0.15 to $2.00  $    0.66
          Exercised                         (517,000)  $0.15 to $0.20  $    0.17
          ----------------------------------------------------------------------

          Balance, June 30, 2001           1,338,500   $0.15 to $1.00  $    0.35
          Granted during the year
            June 30, 2002                  2,430,000   $0.40 to $1.50  $    0.63
          Exercised                       (2,463,500)  $0.15 to $1.20  $    0.41
          ----------------------------------------------------------------------
          Balance, June 30, 2002           1,305,000   $0.40 to $1.50  $    0.76
          ======================================================================

          The following summarizes the options outstanding at June 30, 2002 and 2001 all of which were fully vested at these dates:

          ======================================================================
                                              Exercise      Number    of Shares
          Expiry Date                          Price         2002       2001
          ----------------------------------------------------------------------
          January 30, 2002                 $0.15 to $0.33          0    858,500
          August 31, 2003                  $0.40 to $1.50  1,305,000          0
          December 30, 2005                $         1.00          0    480,000
          ======================================================================

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

6.   STOCKHOLDERS'  EQUITY  (Continued)

     (c)  Stock  options  (Continued)

          Pursuant to the Company's 1996 Incentive Compensation plan which is now finished, the Company granted Nil (2001 - 368,000; 2000 - 460,000) stock options, and at the same time cancelled Nil (2001 - 368,000) stock options previously granted. The 368,000 new stock options granted in 2001 were granted to consultants and were recognized applying SFAS 123 using the Black-Scholes option pricing model which resulted in additional legal and consulting fees of $53,007 in 2001 and $37,455 in 2000. At June 30, 2002, no more options are outstanding pursuant to the 1996 Plan.

          During the year ended June 30, 2001 the Company extended the expiration date for 700,000 stock options expiring January 30, 2001 to January 30, 2002. As a result of this change, these options became variable and an additional compensation expense of $Nil (2001 - $251,120) was charged to operations. These options were exercised during the year ended June 30, 2002 for settlement of debt of $124,200.

          Pursuant  to  the  2001  Plan:

          (i) During the year ended June 30, 2001 the Company granted a total of 480,000 fully vested stock options to two directors of the Company at an exercise price of $0.65 per share which will expire December 31, 2005.

          (ii) During the year ended June 30, 2002, the Company granted a total of 2,430,000 fully vested stock options to officers, directors, key employees and consultants at an exercise price ranging from $0.40 to $1.50 per share which will expire August 31, 2003.

               The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $7,800 (2001
               - $219,200; 2000 - $10,800) was recognized as salaries expense. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option - pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been as follows:

               =================================================================
                                                          2002          2001
               -----------------------------------------------------------------

               Net loss, as reported                  $(3,836,191)  $(4,000,169)
               Net loss, pro-forma                    $(4,149,031)  $(4,172,969)
               Net loss per share, as reported        $     (0.13)  $     (0.15)
               Net loss per share, pro-forma          $     (0.14)  $     (0.16)
               =================================================================

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

6.   STOCKHOLDERS'  EQUITY  (Continued)

     (c)  Stock  options  (Continued)

               The fair value of each option grant is calculated using the following weighted average assumptions:

               =================================================================
                                                                   2002    2001
               -----------------------------------------------------------------

               Expected life (years)                                  2       5
               Interest rate                                       4.38%   5.00%
               Volatility                                         71.86%  61.04%
               Dividend yield                                      0.00%   0.00%
               =================================================================

        (iii) Subsequent to June 30, 2002, the Company granted a total of 1,030,000 stock options to officers, directors and key employees at an exercise price of $1.00 per common share. 200,000 of these options are fully vested at the date of grant and expire August 31, 2003 and 680,000 vest January 1, 2003 and expire August 31, 2005.

     (d)  Stock  purchase  warrants

          At June 30, 2002, the following stock purchase warrants were outstanding:

          (i) Nil (2001 - 1,325,000) with an exercise price of $1.80 expiring March 15, 2002. During the year, the exercise price was reduced to $0.40 per share if exercised prior to September 30, 2001 and exercisable at $1.80 per share from October 1, 2001 to March 15, 2002. During the year ended June 30, 2002, 325,000 warrants were exercised at $0.40 per share to net the Company $130,000;

          (ii) 495,000 (2001 - 495,000) with an adjusted exercise price of $0.50 exercisable before November 10, 2005; and

         (iii) 85,788 (2001 - 8,189) with exercise prices ranging from $0.51 to $1.18 exercisable on or before November 10, 2005.

          Both (ii) and (iii) above have reset provisions, whereby the exercise price is adjusted to 110% of the five day average on every month's anniversary of the warrants.

     (e)  Promissory  notes  receivable  at  June  30,  2002  includes:

          (i) $31,500 due on exercise of 210,000 stock options, interest at 10% per annum, due November 1, 2002, subsequent to June 30, 2002, this note was extended to June 30, 2003;

          (ii) $20,000 due on exercise of 100,000 stock options, interest at 8% per annum due June 6, 2002; and

         (iii) $15,000 due on exercise of 23,000 stock options, interest at 10% per annum due June 30, 2003.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2002,  2001  AND  2000
(U.S.  DOLLARS)

====================================================================================================

7.   SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION
     ===============================================================================================
                                                                                       PERIOD FROM
                                                                                      FEBRUARY 12,
                                                                                          1996
                                                                                       (INCEPTION)
                                                                                         THROUGH
                                                          2002     2001      2000     JUNE 30, 2002
     -----------------------------------------------------------------------------------------------

     SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
       For property and equipment                       $ 18,000  $     0  $      0  $        23,000
       For proprietary agreement                         711,000        0         0          711,000
       For settlement of accounts payable                124,200        0         0          124,200
       For services (provided by officers
         and directors)                                        0        0         0          120,000
       For settlement of lawsuit                               0        0         0           15,000
       For services                                      150,250   45,265   113,125          411,411
       For acquisition of subsidiary                           0        0         0          894,200
     SUPPLEMENT CASH FLOW INFORMATION
       Interest paid                                           0        0         0           81,111
       Income tax paid                                         0        0         0                0
     ===============================================================================================

8.   RELATED  PARTY  TRANSACTIONS

     (a)  Accounts  payable at June 30, 2002 includes $178,128 (2001 - $228,722)
          due  to  two  directors  and  officers  of  the  Company.

     (b)  The  Company  incurred $312,000 (2001 - $276,000; 2000 - $240,000) for wages  due to two directors and officers of the Company and $Nil (2001
          -  $Nil; 2000 - $42,000) for interest amounts owed to these directors.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

9.   INCOME  TAXES

     Deferred income taxes reflect the tax effect of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are as follows:

     ===========================================================================
                                            2002          2001          2000
     ---------------------------------------------------------------------------

     Deferred income tax assets
       Net operating loss
         and credit
         carryforwards                  $ 3,900,000   $ 2,900,000   $ 1,933,000
      Temporary differences
         on property and
         equipment depreciation              (1,000)       (1,000)         (600)
     ---------------------------------------------------------------------------
     Gross deferred tax assets            3,899,000     2,899,000     1,932,400
     Valuation allowance                 (3,899,000)   (2,899,000)   (1,932,400)
     ---------------------------------------------------------------------------
                                        $         0   $         0   $         0
     ===========================================================================

     As at June 30, 2002 the Company's net operating loss carryforwards for income tax purposes were approximately $8,300,000. If not utilized, they will start to expire in 2017.

10.  CONTINGENCIES

     (a) A dispute exists between West Virginia University Research Corporation ("WVURC") and the Company with respect to the development work performed by WVURC on the Plasma Ignition System and the Counterfeit Detection Technology. The Company has included in its accounts the amount alleged by WVURC to be owing to WVURC of $397,296, however, it is the opinion of management that this amount should be reduced to an amount not greater than $43,052. Management intends to defend this position. As the actual outcome cannot be determined at this time, any adjustments required will be recorded by the Company when settlement occurs.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

10.  CONTINGENCIES  (Continued)

     (b) Integral Technologies, Inc., Antek, ETC. and Jack Parsons, a director of the Company, were defendants in a lawsuit filed in May 2000 in the United States District Court for the Northern District of West Virginia by IAS Communications, Inc. ("IAS"). IAS claimed that, pursuant to agreement by and among IAS, ICI and ETC, IAS acquired the exclusive right to commercial applications of certain patented and proprietary antenna technology developed at West Virginia University and ETC acquired exclusive rights to military applications of such technology. IAS claimed that ETC breached its agreement by pursuing commercial applications of the technology. IAS further claimed that all defendants misappropriated certain trade secrets and interfered with IAS's economic relations. In addition, IAS claimed that Jack Parsons breached certain fiduciary duties, IAS sought an injunctive relief prohibiting the defendants from disclosing certain information related to the technology; an order requiring defendants to account for any profits from the alleged conduct, return any proprietary materials to IAS and destroy all devices created in violations of IAS's rights; and a money judgement in an amount to be determined at trial, but no less than $15,000,000.

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

     (c) On August 9, 2000, the Company filed a Petition for Order to Compel Arbitration against Joffre Rolland in the District Court of Clark County, State of Nevada. The purpose of the Petition for Order to Compel Arbitration was to require Joffre Rolland, a former employee, to arbitrate employment issues that had arisen under contracts he had entered into with the Company. On November 3, 2000, the Nevada State Court ordered Joffre Rolland to arbitrate the dispute in the State of Nevada. Instead of arbitrating as required by the Nevada State Court Order, Joffre Rolland and Robin Rolland (the "Rollands') filed suit against the Company and ETC in October 2000 in the Circuit Court of Harrison County, West Virginia. The Rollands' complaint alleges that the Rollands suffered damages and are seeking in excess of $18 million in damages (including at least $18 million for lost sales royalties) for their claims for relief. The Company filed a petition in the U.S. District Court, District of Nevada, for an order compelling arbitration. On June 6, 2001, the U.S. District Court in Nevada order the dispute between the parties be arbitrated in Nevada, and that the action pending before the West Virginia State Court be stayed pending completion of the arbitration. The parties have commenced the process of arbitration. Management intends to vigorously defend against these claims. As the outcome of this litigation cannot be determined at this time, any adjustments required will be recorded by the Company when the outcome becomes determinable.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2002,  2001  AND  2000
(U.S.  DOLLARS)

================================================================================

11.  SUBSEQUENT  EVENT

     On July 1, 2002, the Company executed new employment agreements with the Chairman, CEO and Treasurer of the Company and the President, Secretary and CFO of the Company. Each employment agreement provides for a two year term, an annual salary of $170,000 and fully-vested options to purchase 415,000 shares of the Company's common stock at an exercise price of $1.00 per share, exercisable after January 1, 2003 and expire December 31, 2005.

12.  COMPREHENSIVE  LOSS

     ===========================================================================
                                                                   PERIOD FROM
                                                                  FEBRUARY 12,
                                                                      1996
                                                                   (INCEPTION)
                                                                     THROUGH
                           2002          2001          2000       JUNE 30, 2002
     ---------------------------------------------------------------------------
     Net loss          $(3,836,191)  $(4,000,169)  $(1,537,402)  $  (12,882,216)
     Other
       comprehensive
       income (loss)             0           (26)        1,614           46,267
     ---------------------------------------------------------------------------

     Comprehensive

       loss            $(3,836,191)  $(4,000,195)  $(1,535,788)  $  (12,835,949)
     ===========================================================================

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT.
---------------------------------------------

Directors and Executive Officers of Registrant. The Company has a Board of Directors which is currently comprised of two members. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed. The members of the Board and the executive officers of the Company and their respective age and position are as follows:

                                                                      Director of
Name                 Age  Position with Registrant                  Registrant Since
------------------------------------------------------------------------------------

William S. Robinson   45  Chairman, CEO and Treasurer                 February 1996

William A. Ince       51  Director, President, Secretary and Chief
                          Financial Officer                           February 1996

                  DIRECTORS AND EXECUTIVE OFFICERS OF INTEGRAL

WILLIAM  ROBINSON
(Chairman, CEO and Treasurer)

As a co-founder of the Company (since 1996), Mr. Robinson has been responsible since the inception of Integral for securing funding in order to ensure the ongoing operations of Integral and its subsidiaries. Together with Mr. Ince, he has been responsible for the development and implementation of corporate strategies.

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

WILLIAM  A.  INCE
(Director, President, Secretary and Chief Financial Officer)

Mr. Ince, a co-founder of the Company (since 1996), is responsible, along with Mr. Robinson, for the development and implementation of corporate strategies. He is also responsible for the accounting and financial systems and record-keeping of Integral and its subsidiaries.

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

SIGNIFICANT EMPLOYEES OF THE COMPANY AND ITS SUBSIDIARIES

TOM AISENBREY, CHIEF TECHNOLOGY OFFICER, has been with the Company since February 2001. Mr. Aisenbrey is an accomplished executive program manager with 27 years of experience in a variety of electronic industries, with design & development of multiple computer oriented products, specializing in wireless products. Mr. Aisenbrey is responsible for the development of the Company's antenna technologies.

RAVI MIRCHANDANI, VICE-PRESIDENT - BUSINESS DEVELOPMENT, has been with the Company since April 2002. Mr. Mirchandani is a thirty- year veteran of General Electric. The majority of his experience at GE was in sales and marketing for the GE Plastics division, where he developed extensive business relationships and customer contacts. Mr. Mirchandani will be responsible for introducing the Company's antenna technologies to potential corporate users.


SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended June 30, 2002, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were complied with by such persons, except as follows: 1) William A. Ince did not timely file his Form 5 (Annual Statement of Changes in Beneficial Ownership) for the fiscal year, and his Form 5 indicated that he did not timely disclose transactions on 5 different dates (6 transaction total) that should have been disclosed on a Form 4 for the months of April and May 2002; and 2) William S. Robinson did not timely file his Form 5 (Annual Statement of Changes in Beneficial Ownership) for the fiscal year, and his Form 5 indicated that he did not timely disclose transactions on 4 different dates (15 transaction total) that should have been disclosed on a Form 4 for the month of May 2002


ITEM  10.  EXECUTIVE  COMPENSATION.
-----------------------------------

(a)  General

     The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to the executive officers of the Company, and other individuals for whom disclosure is required, for all services rendered in all capacities to the Company and its subsidiaries.

(b)  Summary  Compensation  Table

     The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, to or for Integral's Chief Executive Officer and each of the other executive officers of Integral, during the fiscal years ended June 30, 2002, 2001 and 2000.

                                           Annual Compensation
                                    ---------------------------------
(a)                          (b)        (c)      (d)         (e)
         Name                                              Other
         And                 Year                          Annual
       Principal            Ended     Salary    Bonus   Compensation
       Position            June 30      ($)      ($)         ($)
---------------------------------------------------------------------

William S. Robinson,         2002    $ 156,000     -0-       -0-
Director, Chairman, CEO,     2001    $ 138,000     -0-       -0-
Treasurer (n1)               2000    $ 120,000     -0-       -0-

William A. Ince,             2002    $ 156,000     -0-       -0-
Director, President,         2001    $ 138,000     -0-       -0-
Secretary (n2)               2000    $ 120,000     -0-       -0-


                                                  Long Term Compensation
                                      ---------------------------------------------
                                                  Awards                 Payouts
                                      ---------------------------------------------
(a)                             (b)         (f)         (g)         (h)          (i)
         Name                           Restricted
         And                    Year       Stock       Shares       LTIP      All Other
       Principal               Ended     Award(s)    Underlying   Payouts    Compensation
       Position               June 30       ($)        Options      ($)          ($)
----------------------------  --------  -----------  -----------  --------  --------------

William S. Robinson,              2002          -0-          -0-       -0-  $  93,600 (n3)
Chairman, CEO, Treasurer          2001          -0-      240,000       -0-  $  50,000 (n4)
(n1)                              2000          -0-      120,000       -0-        -0-

William A. Ince,  Director,       2002          -0-          -0-       -0-  $  93,600 (n3)
President, Secretary (n2)         2001          -0-      240,000       -0-  $  50,000 (n4)
                                  2000          -0-      120,000       -0-        -0-

     (n1) As of June 30, 2002, of the $156,000 salary earned for the year then ended, the Company owed Mr. Robinson $85,400 of this amount as accrued but unpaid salary for the year then ended.

     (n2) As of June 30, 2002, of the $156,000 salary earned for the year then ended, the Company owed Mr. Ince $96,500 of this amount as accrued but unpaid salary for the year then ended.

     (n3) In March 2002, the Company redeemed an aggregate of 124,800 shares of Series A Preferred Stock from Mr. Robinson (62,400 shares) and Mr. Ince (62,400 shares) at a predetermined redemption price of $2.50 per share. The stated value of the Series A Preferred Stock is $1.00 per share, which resulted in a redemption premium of $1.50 per share over the stated value.

     (n4) In December 2000, the Company redeemed an aggregate of 100,000 shares of Series A Preferred Stock from Mr. Robinson (50,000 shares) and Mr. Ince (50,000 shares) at a predetermined redemption price of $2.00 per share. The stated value of the Series A Preferred Stock is $1.00 per share, which resulted in a redemption premium of $1.00 per share over the stated value.

(c)  Option/SAR  Grants  in  Last  Fiscal  Year

     The information provided in the table below provides information with respect to individual grants of stock options for the year ended June 30, 2002 to each of the persons named in the Summary Compensation Table above. Integral did not grant any stock appreciation rights for the year ended June 30, 2002.

                            OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                      Individual Grants

           (a)                        (b)                 (c)           (d)           (e)
                                                      % of Total
                                                     Options/SARS
                                   Number of          Granted to
                             Securities Underlying     Employees    Exercise or
                                  Options/SARs         in Fiscal     Base Price   Expiration
           Name                   Granted (#)          Year (n1)       ($/Sh)        Date
--------------------------------------------------------------------------------------------

William S. Robinson,
Chairman, CEO, Treasurer              -0-(n2)            -0-%           N/A          N/A

William A. Ince, Director,
President, Secretary                  -0-(n3)            -0-%           N/A          N/A

     (n1) The percentage of total options granted (2,230,000) in the fiscal year is based upon all options granted to eligible participants, which includes officers, directors, employees, consultants and advisors, under Integral's 2001 Stock Plan during the year ended June 30, 2002.

     (n2) William S. Robinson: The Company did not grant any options to Mr. Robinson during the fiscal year ended June 30, 2002. However, subsequent to year-end, on July 1, 2002, Mr. Robinson was granted 415,000 options under Integral's 2001 Stock Plan. The options are fully-vested, have an exercise price of $1.00 per share, may be exercised at any time beginning January 1, 2003, and expire on December 31, 2005.

     (n3) William A. Ince: The Company did not grant any options to Mr. Robinson during the fiscal year ended June 30, 2002. However, subsequent to year-end, on July 1, 2002, Mr. Robinson was granted 415,000 options under Integral's 2001 Stock Plan. The options are fully-vested, have an exercise price of $1.00 per share, may be exercised at any time beginning January 1, 2003, and expire on December 31, 2005.


(d) Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

     The information provided in the table below provides information with respect to each exercise of stock options during most recent fiscal year ended June 30, 2002 by the persons named in the Summary Compensation Table and the fiscal year end value of unexercised options.

        (a)                (b)          (c)               (d)                   (e)
                                                       Number of             Value of
                                                 Securities Underlying      Unexercised
                                                      Unexercised          In-the-Money
                                                    Options/SARs at       Options/SARs at
                          Shares       Value           FY-End (#)            FY-End($)
                       Acquired on    Realized        Exercisable/         Exercisable/
        Name           Exercise (#)   ($)(n1)        Unexercisable       Unexercisable(n1)
------------------------------------------------------------------------------------------

William S. Robinson        590,000-  $ 156,600             -0-/-0-            -0-/-0-
Director, Chairman,
CEO, Treasurer (n2)

William A. Ince            590,000   $ 156,600             -0-/-0-            -0-/-0-
Director, President,
Secretary (n3)

     (n1) The aggregate dollar values in columns (c) and (e) are calculated by determining the difference between the fair market value of the common stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively.

     (n2) Mr. Robinson exercised options during the last fiscal year as follows:
          - On August 8, 2001, Mr. Robinson exercised options to acquire 120,000 shares at an exercise price of $.23 per share. The market price of the Company's common stock on that date was $.33 per share, which resulted in a value realized of $12,000.
          - On August 8, 2001, Mr. Robinson exercised options to acquire 230,000 shares at an exercise price of $.15 per share. The market price of the Company's common stock on that date was $.33 per share, which resulted in a value realized of $41,400.
          - On March 4, 2002, Mr. Robinson exercised options to acquire 240,000 shares at an exercise price of $.65 per share. The market price of the Company's common stock on that date was $1.08 per share, which resulted in a value realized of $103,200.

(n3)      Mr. Ince  exercised  options  during  the last fiscal year as follows:
          - On August 8, 2001, Mr. Ince exercised options to acquire 120,000 shares at an exercise price of $.23 per share. The market price of the Company's common stock on that date was $.33 per share, which resulted in a value realized of $12,000.
          - On August 8, 2001, Mr. Ince exercised options to acquire 230,000 shares at an exercise price of $.15 per share. The market price of the Company's common stock on that date was $.33 per share, which resulted in a value realized of $41,400.
          - On March 4, 2002, Mr. Ince exercised options to acquire 240,000 shares at an exercise price of $.65 per share. The market price of the Company's common stock on that date was $1.08 per share, which resulted in a value realized of $103,200.


(e)  Long-Term  Incentive  Plans  ("LTIP") - Awards  in  Last  Fiscal  Year

     This table has been omitted, as no executive officers named in the Summary Compensation Table above received any awards pursuant to any LTIP during the fiscal year ended June 30, 2002.

(f)  Compensation  of  Directors

     No compensation was paid by Integral to its Directors for any service provided as a Director during the fiscal year ended June 30, 2002. There are no other formal or informal understandings or arrangements relating to compensation; however, Directors may be reimbursed for all reasonable expenses incurred by them in conducting Integral's business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.

(g) Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     On  July  1, 2002, Integral executed new employment agreements with William
S. Robinson, the Chairman, CEO and Treasurer of Integral and William A. Ince, a director and the President, Secretary and CFO of Integral. Each employment agreement provides for a two year term, an annual salary of $170,000 and fully-vested options to purchase 415,000 shares of Integral's common stock at an exercise price of $1.00 per share, which are exercisable after January 1, 2003.

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

Employee Benefit and Consulting Services Compensation Plan

     As of June 30, 2002, the Company had one Employee Benefit and Consulting Services Compensation Plan in effect:

     On January 2, 2001, Integral adopted an employee benefit and consulting services compensation plan entitled the Integral Technologies, Inc. 2001 Stock Plan (the "2001 Plan"), which was amended on December 17, 2001. As amended, the 2001 Plan covers up to 3,500,000 shares of common stock. The 2001 Plan has not previously been approved by security holders. Under the 2001 Plan, Integral may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of Integral and its subsidiaries. The purpose of the 2001 Plan is to promote the best interests of Integral and its shareholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of Integral. The 2001 Plan is administered by Integral's Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which Integral or its subsidiaries is liable if a direct issue of stock and all other terms on which each option shall be granted.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED  STOCKHOLDER  MATTERS..
-------------------------------

A.   Common  Stock

     The following table sets forth, as of September 12, 2002 the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral's common stock, each Officer and Director individually and all Directors and Officers of Integral as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

============================================  ================================  ====================
Name and Address of                           Amount and Nature of Beneficial
Beneficial Owner (1)                                  Ownership(1)(2)           Percent of Class (3)
--------------------------------------------  --------------------------------  --------------------
William S. Robinson (4)
#3 1070 West Pender St.
Vancouver, B.C.  V6E 2N7                                  1,958,533                    6.4%
--------------------------------------------  --------------------------------  --------------------
William A. Ince (5)
805 W. Orchard Dr., Suite #3
Bellingham, WA  98225                                     1,923,833                    6.2%
--------------------------------------------  --------------------------------  --------------------
James Smith
Route 4, Box E36
Bruceton Mills, WV  26330                                 1,857,140                    6.0%
============================================  ================================  ====================
All officers and directors of Integral as a
group (2 persons)
                                                          3,882,366                   12.6%
============================================  ================================  ====================

(1) Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(2) Includes vested options beneficially owned but not yet exercised and outstanding, if any. The table does not include the effects of conversion by Mr. Robinson and Mr. Ince of their shares of Series A Convertible Preferred Stock, which are convertible into shares of common stock at a conversion rate that varies with the market price of the common stock at the time of conversion. The conversion rate is determined by dividing the number of shares of Series A being converted by the average of the high and low bid prices of Integral's common stock reported by the OTC Bulletin Board over the ten trading days preceding the date of conversion. Mr. Robinson owns 329,797 shares of Series A and Mr. Ince owns 109,813 shares of Series A. As of September 12, 2002, the conversion rate was $.88 per share, so Mr. Robinson's 329,797 shares of Series A were convertible into 374,769 shares of common stock, and Mr. Ince's 109,813 shares of Series A were convertible into 124,788 shares of common stock. The actual number of shares of common stock receivable by Messrs. Robinson and Ince upon conversion of the Series A would depend on the actual conversion rate in effect at the time of conversion.

(3) Based upon 30,787,562 shares issued and outstanding, plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(4) Mr. Robinson is an officer and director of Integral and each of its subsidiaries. Beneficial ownership figure does not include 415,000 shares underlying fully-vested options ($1.00 per share exercise price) granted on July 1, 2002, but not exercisable until January 1, 2003.

(5) Mr. Ince is an officer and director of Integral and each of its subsidiaries. Beneficial ownership figure does not include 415,000 shares underlying fully-vested options ($1.00 per share exercise price) granted on July 1, 2002, but not exercisable until January 1, 2003.

B.   Series  A  Convertible  Preferred  Stock

     The following table sets forth, as of September 12, 2002, the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral's Series A Convertible Preferred Stock, each Officer and Director individually and all Directors and Officers of Integral as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

============================================  ================================  ====================
Name and Address of                           Amount and Nature of Beneficial
Beneficial Owner (1)                                     Ownership(1)           Percent of Class (2)
--------------------------------------------  --------------------------------  --------------------
William S. Robinson (3)
#3 1070 West Pender St.
Vancouver, B.C.  V6E 2N7                                   329,797                      75%
--------------------------------------------  --------------------------------  --------------------
William A. Ince (4)
805 W. Orchard Dr., Suite #3
Bellingham, WA  98225                                      109,813                      25%
============================================  ================================  ====================
All officers and directors of Integral as a
group (2 persons)                                          439,610                     100%
============================================  ================================  ====================

(1) Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(2) Based upon 439,610 Series A Convertible Preferred shares issued and outstanding.

(3) Mr. Robinson is an officer and director of Integral and each of its subsidiaries.

(4) Mr. Ince is an officer and director of Integral and each of its subsidiaries.


EQUITY  COMPENSATION  PLAN  INFORMATION

     The following information concerning the Company's equity compensation plan is as of the end of the fiscal year ended June 30, 2002:

-------------------------  ---------------------------  ----------------------------  ------------------------------
                           Number of securities to be         Weighted-average             Number of securities
                             issued upon exercise of     exercise price of options,   available for future issuance
                              outstanding options,          warrants and rights         under equity compensation
                               warrants and rights                                     plans (excluding securities
                                                                                      reflected in column (a)) (n1)

                                       (a)                          (b)                            (c)
Plan category
-------------------------  ---------------------------  ----------------------------  ------------------------------
Equity compensation plans
approved by security
holders                      N/A                          N/A                           N/A
-------------------------  ---------------------------  ----------------------------  ------------------------------
Equity compensation plans
not approved by security
holders                    1,055,000                    $0.846                        1,040,000
-------------------------  ---------------------------  ----------------------------  ------------------------------
Total                      1,055,000                    $0.846                        1,040,000
-------------------------  ---------------------------  ----------------------------  ------------------------------

(n1) The table does not reflect that additional options to acquire an aggregate of 1,030,000 shares at an exercise price of $1.00 per share were granted subsequent to the end of the fiscal year.

     As of June 30, 2002, the Company had one Employee Benefit and Consulting Services Compensation Plan in effect:

     On January 2, 2001, Integral adopted an employee benefit and consulting services compensation plan entitled the Integral Technologies, Inc. 2001 Stock Plan (the "2001 Plan"), which was amended on December 17, 2001. As amended, the 2001 Plan covers up to 3,500,000 shares of common stock. The 2001 Plan has not previously been approved by security holders. Under the 2001 Plan, Integral may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of Integral and its subsidiaries. The purpose of the 2001 Plan is to promote the best interests of Integral and its shareholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of Integral. The 2001 Plan is administered by Integral's Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which Integral or its subsidiaries is liable if a direct issue of stock and all other terms on which each option shall be granted.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
--------------------------------------------------------------

     During the last two fiscal years, the company entered into the following transactions in with its officers and directors have a material interest:

(a) In December 2000, the Company redeemed an aggregate of 100,000 shares of Series A Preferred Stock from Mr. Robinson (50,000 shares) and Mr. Ince (50,000 shares) at a predetermined redemption price of $2.00 per share. The stated value of the Series A Preferred Stock is $1.00 per share, which resulted in a redemption premium of $1.00 per share over the stated value.

(b) In August 2001, the Company issued an aggregate of 700,000 shares of its common stock to Mr. Robinson (350,000) and Mr. Ince (350,000) upon exercise of options pursuant to the Employee Benefit and Consulting Services Compensation Plan. The options had exercise prices of $0.15 to $.23 per share. The Company issued the shares in consideration for a reduction of an aggregate of $124,200 of accrued salaries payable ($62,100 for Mr. Robinson and $62,100 for Mr. Ince).

(c) In March 2002, the Company redeemed an aggregate of 124,800 shares of Series A Preferred Stock from Mr. Robinson (62,400 shares) and Mr. Ince (62,400 shares) at a predetermined redemption price of $2.50 per share. The stated value of the Series A Preferred Stock is $1.00 per share, which resulted in a redemption premium of $1.50 per share over the stated value.

(d) A 5% dividend on the Series A Preferred Stock, payable in cash or shares of common stock at the election of the Company, has been accrued but not paid. As of the year ended June 30, 2002, $55,963 was accrued to Mr. Robinson and $26,758 was accrued to Mr. Ince.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
-------------------------------------------------

(a)  List  of  Exhibits.

Exhibit  Number     Description
---------------     -----------

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

     10.13          Employment  Agreement  between  Integral  and  William  S.
                    Robinson  dated  July  1,  2002.  (Filed  herewith.)

     10.14 Employment Agreement between Integral and William A. Ince dated July 1, 2002. (Filed herewith.)

     21.3           List  of Subsidiaries. (Incorporated by reference to Exhibit
                    21.3 of Integral's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.)


(b)  Reports  on  Form  8-K.

     No current reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 2002.

ITEM  14.  CONTROLS  AND  PROCEDURES
------------------------------------

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures within 90 days prior to the date of filing of this Annual Report on Form 10-KSB. Management believes that the Company's current internal controls and procedures are effective and designed to ensure that information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the appropriate time periods specified by the SEC, and that such information is accumulated and communicated to the Company's CEO and CFO as appropriate to allow timely decisions to be made regarding required disclosure. As of September 12, 2002, there were no significant corrective actions taken by the Company or other changes made to these internal controls. Management of the Company does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTEGRAL  TECHNOLOGIES,  INC


Dated:  October 11, 2002                   /s/  William  S.  Robinson
                                          ----------------------------------
                                          William  S.  Robinson,  CEO

                                           /s/  William  A.  Ince
                                          ----------------------------------
                                          William  A.  Ince,  CFO


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                             Title                     Date
     ----                             -----                     ----

/s/ William S. Robinson      Chairman, CEO and                  October 11, 2002
-----------------------
William S. Robinson          Treasurer

/s/ William A. Ince          Director, President, Secretary     October 11, 2002
------------------
William A. Ince              and CFO

                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Executive Officer of Integral Technologies, Inc., that, to his knowledge, the Annual Report of the company on Form 10-KSB for the period ended June 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

October  11,  2002



 /s/ William S. Robinson
------------------------------
William S. Robinson, Chief Executive Officer



                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial Officer of Integral Technologies, Inc., that, to his knowledge, the Annual Report of the company on Form 10-KSB for the period ended June 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

October  11,  2002



 /s/ William A. Ince
------------------------------
William A. Ince, Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, William S. Robinson, Chief Executive Officer of Integral Technologies, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of Integral Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 11, 2002



 /s/ William S. Robinson
------------------------------
William S. Robinson, Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, William A. Ince, Chief Financial Officer of Integral Technologies, Inc., certify that:

     1. I have reviewed this annual report on Form 10-KSB of Integral Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 11, 2002



 /s/ William A. Ince
------------------------------
William A. Ince, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit  Number     Description
---------------     -----------

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

     10.13          Employment  Agreement  between  Integral  and  William  S.
                    Robinson  dated  July  1,  2002.  (Filed  herewith.)

     10.14 Employment Agreement between Integral and William A. Ince dated July 1, 2002. (Filed herewith.)

     21.3           List  of Subsidiaries. (Incorporated by reference to Exhibit
                    21.3 of Integral's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.)