Form 10QSB
period 2002-09-30
INTEGRAL TECHNOLOGIES INC /CN/
filed 2002-11-14
CIK 1018281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ________________ to______________

                        Commission file number: 0-28353

                           INTEGRAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
         (Exact name of small business issuer as specified in it charter)

            NEVADA                                           98-0163519
----------------------------------                 -----------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 12, 2002, THE ISSUER
                                             -----------------------------------
HAD  30,932,355  SHARES  OF  $.001  PAR  VALUE  COMMON  STOCK  OUTSTANDING.
---------------------------------------------------------------------------

Transitional  Small  Business  Disclosure Format (Check one):  Yes [ ]   No [X]

                                      INDEX


                                                                           PAGE
                                                                           ----

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . .   F-1


ITEM 2.  PLAN OF OPERATION . . . . . . . . . . . . . . . . . . . . . . . .     1


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .     3


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

                         PART I - FINANCIAL INFORMATION



ITEM  1.  FINANCIAL  STATEMENTS

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)

Consolidated Financial Statements
September 30, 2002
(U.S. Dollars)
(Unaudited)



     INDEX                                                        PAGE
     -----                                                     ---------
     FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                   F-2

     Consolidated Statements of Operations                         F-3

     Consolidated Statements of Stockholders' Equity               F-4

     Consolidated Statements of Cash Flows                         F-5

     Note to Consolidated Financial Statements                  F-6 - F-7

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(U.S. DOLLARS)

=================================================================================================
                                                                    SEPTEMBER 30,     JUNE 30,
                                                                        2002            2002
-------------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash                                                             $       73,422   $    267,795
  Accounts receivable                                                      15,767         15,767
  Prepaid expenses                                                          8,093         15,093
-------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                       97,282        298,655
PROPERTY AND EQUIPMENT                                                     72,340         78,583
INVESTMENTS                                                                     1              1
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       $      169,623   $    377,239
=================================================================================================
LIABILITIES

CURRENT
  Accounts payable and accruals                                    $      701,976   $    657,107
  Due to West Virginia University Research Corporation                    397,296        397,296
  Customer deposits                                                        13,232         13,232
-------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                               1,112,504      1,067,635
-------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
PREFERRED STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  20,000,000   Shares authorized
     439,610   June 30, 2002 - 439,610) issued and outstanding            439,610        439,610
COMMON STOCK AND PAID IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  50,000,000   Shares authorized
  30,787,562   (June 30, 2002 - 30,787,562) issued and outstanding     12,116,450     12,116,450

SUBSCRIPTIONS RECEIVABLE                                                        0              0
PROMISSORY NOTES RECEIVABLE                                               (66,500)       (66,500)
OTHER COMPREHENSIVE INCOME                                                 46,267         46,267
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                      (13,478,708)   (13,226,223)
-------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                               (942,881)      (690,396)
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $      169,623   $    377,239
=================================================================================================

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(U.S. DOLLARS)

==================================================================================
                                                                  PERIOD FROM
                                                               FEBRUARY 12, 1996
                                      THREE MONTHS ENDED          (INCEPTION)
                                         SEPTEMBER 30,                 TO
                                      2002          2001       SEPTEMBER 30, 2002
----------------------------------------------------------------------------------
REVENUE                           $     4,398   $    20,882   $           219,710
COST OF SALES                               0        11,968               216,016
----------------------------------------------------------------------------------
                                        4,398         8,914                 3,694
----------------------------------------------------------------------------------

EXPENSES
  Salaries and benefits               111,717       188,369             2,901,072
  Consulting                           48,036       213,256             1,758,360
  General and administrative           26,734        10,145               475,636
  Legal and accounting                 19,805        27,435             1,044,323
  Travel and entertainment             19,791        24,749               669,580
  Rent                                  7,252         9,831               229,032
  Telephone                             7,160         7,887               234,568
  Advertising                           4,500         2,698               266,395
  Research and development                450         4,691             1,243,971
  Bank charges and interest, net          185         3,082               106,542
  Remuneration pursuant to
   proprietary, non-competition
   agreement                                0             0               711,000
  Financing fees                            0             0               104,542
  Write-off of investments                  0             0             1,249,999
  Interest on beneficial
    conversion feature                      0             0               566,456
  Write-down of license and
    operating assets                        0             0             1,855,619
  Bad debts                                 0        14,500                65,818
  Depreciation and amortization         5,758         3,481               252,830
----------------------------------------------------------------------------------
                                      251,388       510,124            13,735,743
----------------------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY ITEM        246,990       501,210           (13,732,049)
EXTRAORDINARY ITEM
  Cancellation of debt                      0             0              (602,843)
----------------------------------------------------------------------------------
NET LOSS FOR PERIOD               $   246,990   $   501,210   $        13,129,206
==================================================================================
NET LOSS PER COMMON SHARE         $     (0.01)  $     (0.02)
==================================================================================
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING        30,787,562    27,064,839
==================================================================================

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(U.S. DOLLARS)

=================================================================================================================================
                                                COMMON                  PREFERRED
                                              STOCK AND                 STOCK AND
                                 SHARES OF     PAID-IN     SHARES OF     PAID-IN
                                   COMMON      CAPITAL     PREFERRED     CAPITAL     PROMISSORY                        OTHER
                                   STOCK      IN EXCESS      STOCK      IN EXCESS      NOTES           SHARE       COMPREHENSIVE
                                   ISSUED       OF PAR       ISSUED      OF PAR      RECEIVABLE    SUBSCRIPTIONS       INCOME
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2001           26,949,062  $ 8,900,983     564,410   $  564,410   $   (58,500)  $       50,000   $       46,267
Proprietary non-competition
  agreement                         450,000      711,000           0            0             0                0                0
  Held in escrow                    700,000            0           0            0             0                0                0
  Exercise of options             2,263,500      971,200           0            0       (15,000)         (10,000)               0
  Exercise of warrants              325,000      130,000           0            0             0                0                0
  Subscriptions                     100,000       40,000           0            0             0          (40,000)               0
  Stock option compensation               0      415,685           0            0             0                0                0
  Shares released from escrow             0      954,582           0            0             0                0                0
  Dividends on preferred shares           0            0           0            0             0                0                0
  Redeemed shares                         0            0    (124,800)    (124,800)            0                0                0
  Write-off of promissory note
    Receivable                            0       (7,000)          0            0         7,000                0                0
Net loss for year                         0            0           0            0             0                0                0
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2002           30,787,562   12,116,450     439,610      439,610       (66,500)               0           46,267
Dividends on Preferred Shares             0            0           0            0             0                0                0
Net Loss for Year                         0            0           0            0             0                0                0
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2002      30,787,562  $12,116,450     439,610   $  439,610   $   (66,500)  $            0   $       46,267
=================================================================================================================================



===============================================================
                                    DEFICIT
                                  ACCUMULATED
                                  DURING THE         TOTAL
                                  DEVELOPMENT    STOCKHOLDERS'
                                     STAGE          EQUITY
---------------------------------------------------------------
BALANCE, JUNE 30, 2001           $ (9,176,745)  $      326,415
Proprietary non-competition
  agreement                                 0          711,000
  Held in escrow                            0                0
  Exercise of options                       0          946,200
  Exercise of warrants                      0          130,000
  Subscriptions                             0                0
  Stock option compensation                 0          415,685
  Shares released from escrow               0          954,582
  Dividends on preferred shares       (26,087)         (26,087)
  Redeemed shares                    (187,200)        (312,000)
  Write-off of promissory note
    Receivable                              0                0
Net loss for year                  (3,836,191)      (3,836,191)
---------------------------------------------------------------

BALANCE, JUNE 30, 2002            (13,226,223)        (690,396)
Dividends on Preferred Shares          (5,495)          (5,495)
Net Loss for Year                    (246,990)        (246,990)
---------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2002      $(13,478,708)  $     (942,881)
===============================================================

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(U.S. DOLLARS)
======================================================================================================================
                                                                                                      PERIOD FROM
                                                                                                      FEBRUARY 12,
                                                                                                         1996
                                                                          THREE MONTHS ENDED          (INCEPTION)
                                                                             SEPTEMBER 30,              THROUGH
                                                                          2002          2001       SEPTEMBER 30, 2002
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net loss                                                            $  (246,990)  $  (501,210)  $       (13,129,206)
  Items not involving cash
   Write-down of investment                                                     0             0             1,249,999
    Proprietary, non-competition agreement                                      0             0               711,000
    Depreciation and amortization                                           6,243         5,300               277,601
    Extraordinary item                                                          0             0              (602,843)
    Consulting services and financing fees                                      0             0               671,900
    Stock option compensation benefit                                           0       178,310               806,748
    Interest on beneficial conversion                                           0             0               566,456
    Settlement of lawsuit                                                       0             0                15,000
    Write-down of license and operating assets                                  0             0             1,853,542
    Bad debts                                                                   0        14,500                65,818
CHANGES IN NON-CASH WORKING CAPITAL
  Due from affiliated company                                                   0             0              (116,000)
  Notes and account receivable                                                  0             0              (113,086)
  Inventory                                                                     0             0               (46,842)
  Prepaid expenses                                                          7,000             0                (8,093)
  Deferred revenue                                                              0             0                13,232
  Other                                                                         0             0                (2,609)
  Accounts payable and accruals                                            39,374        91,649               867,573
  Due to West Virginia University Research Corporation                          0             0               397,296
----------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                        (194,373)     (211,451)           (6,522,514)
----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchase of property, equipment and intangible assets                         0             0              (200,936)
  Assets acquired and liabilities assumed on purchase of subsidiary             0             0              (129,474)
  Investment purchase                                                           0             0            (2,000,000)
  License agreement                                                             0             0              (124,835)
----------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                               0             0            (2,455,245)
----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Repayment of loan                                                             0             0               (45,000)
  Repayments to stockholders                                                    0             0               (94,046)
  Issuance of common stock                                                      0       180,000             7,643,096
  Advances from stockholders (net of repayments)                                0             0             1,078,284
  Share issue cost                                                              0             0              (227,420)
  Subscriptions received                                                        0        50,000                50,000
  Proceeds from convertible debentures                                          0             0               600,000
----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                           0       230,000             9,004,914
----------------------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN CURRENCY TRANSLATION
  ON CASH                                                                       0             0                46,267
----------------------------------------------------------------------------------------------------------------------
INFLOW (OUTFLOW) OF CASH                                                 (194,373)       18,549                73,422
CASH, BEGINNING OF PERIOD                                                 267,795        69,556                     0
----------------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                   $    73,422   $    88,105   $            73,422
======================================================================================================================

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2002
(UNAUDITED)
(U.S. DOLLARS)
================================================================================

1.   BASIS OF PRESENTATION

     These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's June 30, 2002 Form 10-KSB.

     In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 2002 and June 30, 2002 and the consolidated results of operations and the consolidated statements of cash flows for the three months ended September 30, 2001 and 2002. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   STOCKHOLDERS'  EQUITY

     During  the  period,  the  Company:

     (a) Pursuant to the 2001 Plan, the Company granted a total of 1,030,000 fully vested stock options to directors and employees of the Company at an exercise price of $1.00 per share of which 200,000 stock options expire on August 31, 2003 and 830,000 stock options expire on December 31, 2005.

     (b) The following table summarizes the Company's stock option activity for the period:

         ==================================================================
                                                   2001
         ------------------------------------------------------------------
                                                                  Weighted
                                                    Exercise      Average
                                        Number       Price        Exercise
                                       of Shares    Per Share       Price
         ------------------------------------------------------------------

          Balance, June 30, 2002       1,305,000  $0.40 to $1.50  $    0.76
          Granted during the period    1,030,000     $1.00             1.00
         ------------------------------------------------------------------

          Balance, September 30, 2002  2,335,000  $0.40 to $1.50  $    0.87
         ==================================================================

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2002
(UNAUDITED)
(U.S. DOLLARS)
================================================================================

2.   STOCKHOLDERS'  EQUITY  (Continued)

     (c) The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $Nil was recognized as wages expense. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option - pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been as follows:

          ======================================================================

          Net loss, as reported                                       $(246,990)
          Net loss, pro-forma                                          (474,144)
          Net loss per share, as reported                             $   (0.01)
          Net loss per share, pro-forma                               $   (0.01)
          ======================================================================

          The fair value of each option grant is calculated using the following weighted average assumption:

          ======================================================================

          Expected life (years)                                            2.2
          Interest rate                                                   3.00%
          Volatility                                                     51.50%
          Dividend yield                                                  0.00%
          ======================================================================

     (d) Subsequent to September 30, 2002, the Company agreed to settle the non-usage fee of $104,541 due to Swartz by issuing 144,793 shares of common stock.

ITEM 2.  PLAN OF OPERATION.


     To date the Company has recorded nominal revenues from operations. The Company is still considered a development stage company for accounting purposes. From inception on February 12, 1996 through September 30, 2002, the Company has accrued an accumulated deficit of approximately $13.5 million.

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

ITEM  3.  CONTROLS  AND  PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II  -  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     There have been no material developments in any legal proceedings except as previously described in the Company's periodic reports.

ITEM 2.   CHANGES IN SECURITIES.

     Subsequent to the end of the period covered by this quarterly report, in October 2002, the Company issued 144,793 shares of restricted common stock to Swartz Private Equity, LLC ("Swartz"), pursuant to an agreement to settle a non-use fee of $104,541.84 that had accrued pursuant to the Investment Agreement between the Company and Swartz. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURIT HOLDERS - None.

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

     10.13          Employment  Agreement  between  Integral  and  William  S.
                    Robinson  dated  July 1, 2002. (Incorporated by reference to
                    Exhibit 10.13 of Integral's Form 10-KSB for the year ended June 30, 2002.)

     10.14 Employment Agreement between Integral and William A. Ince dated July 1, 2002. (Incorporated by reference to Exhibit
                    10.14 of Integral's Form 10-KSB for the year ended June 30, 2002.)


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

Date:  November 14, 2002


                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Executive Officer of Integral Technologies, Inc., that, to his knowledge, the Quarterly Report of the company on Form 10-QSB for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

November 14, 2002


/s/  William S. Robinson
--------------------------------------------
William S. Robinson, Chief Executive Officer


                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial Officer of Integral Technologies, Inc., that, to his knowledge, the Quarterly Report of the company on Form 10-QSB for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

November 14, 2002



/s/  William A. Ince
----------------------------------------
William A. Ince, Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, William S. Robinson, Chief Executive Officer of Integral Technologies, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Integral Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002



/s/ William S. Robinson
--------------------------------------------
William S. Robinson, Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, William A. Ince, Chief Financial Officer of Integral Technologies, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Integral Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002



/s/ William A. Ince
----------------------------------------
William A. Ince, Chief Financial Officer