Form 10QSB
period 2002-12-31
INTEGRAL TECHNOLOGIES INC /CN/
filed 2003-02-13
CIK 1018281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2002

       [ ]  TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period from ______________ to______________

                              Commission file number: 0-28353

                           INTEGRAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
         (Exact name of small business issuer as specified in it charter)

                NEVADA                                 98-0163519
   --------------------------------         ---------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)


           805 W. ORCHARD DRIVE, SUITE 3, BELLINGHAM, WASHINGTON 98225
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (360) 752-1982
--------------------------------------------------------------------------------
                           (issuer's telephone number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF FEBRUARY 10, 2003, THE ISSUER
                                             -----------------------------------
HAD 32,616,355 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING.
------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):    Yes [ ]     No [X]

                                      INDEX


                                                                            PAGE
                                                                            ----


PART  I  -  FINANCIAL  INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . F-1


ITEM  2.  PLAN  OF  OPERATION. . . . . . . . . . . . . . . . . . . . . . . . . 1


ITEM  3.  CONTROLS  AND  PROCEDURES. . . . . . . . . . . . . . . . . . . . . . 2


PART  II  -  OTHER  INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . 3


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)

CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2002
(U.S.  DOLLARS)
(UNAUDITED)



INDEX                                                               PAGE
-----                                                               ----

FINANCIAL  STATEMENTS

Consolidated  Balance  Sheets                                        F-1

Consolidated  Statements  of  Operations                             F-2

Consolidated  Statements  of  Stockholders'  Equity                  F-3

Consolidated  Statements  of  Cash  Flows                            F-4

Note  to  Consolidated  Financial  Statements                        F-5 - F-6

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  BALANCE  SHEETS
(UNAUDITED)
(U.S.  DOLLARS)

================================================================================================
                                                                    DECEMBER 31,     JUNE 30,
                                                                        2002           2002
------------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash                                                             $     514,223   $    267,795
  Accounts receivable                                                      1,894         15,767
  Prepaid expenses                                                         7,928         15,093
------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                     534,045        298,655
PROPERTY AND EQUIPMENT                                                    66,385         78,583
INVESTMENTS                                                                    1              1
------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                       $     600,431   $    377,239
================================================================================================

LIABILITIES

CURRENT
  Accounts payable and accruals                                    $     528,163   $    657,107
  Due to West Virginia University Research Corporation                   397,296        397,296
  Customer deposits                                                            0         13,232
------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                925,459      1,067,635
------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

PREFERRED STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  20,000,000  Shares authorized
     439,610  (June 30, 2002 - 439,610) issued and outstanding           439,610        439,610

COMMON STOCK AND PAID IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  50,000,000  Shares authorized
  32,616,355  (June 30, 2002 - 30,787,562) issued and outstanding     13,062,991     12,116,450

PROMISSORY NOTES RECEIVABLE                                              (66,500)       (66,500)
OTHER COMPREHENSIVE INCOME                                                46,267         46,267
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                     (13,807,396)   (13,226,223)
------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                              (325,028)      (690,396)
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $     600,431   $    377,239
================================================================================================

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(UNAUDITED)
(U.S.  DOLLARS)

========================================================================================================================
                                                         THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                  DECEMBER 31,         DECEMBER 31,       DECEMBER 31,     DECEMBER 31,
                                                      2002                 2001               2002             2001
------------------------------------------------------------------------------------------------------------------------
REVENUE                                           $        12,351   $           6,804   $        16,749   $      27,686
COST OF SALES                                                   0               1,500                 0          13,468
------------------------------------------------------------------------------------------------------------------------
                                                           12,351               5,304            16,749          14,218
------------------------------------------------------------------------------------------------------------------------
EXPENSES
  Salaries and benefits                                   135,185             135,483           246,902         323,852
  Legal and accounting                                     63,960              70,228            83,765          97,663
  Consulting                                               46,712             204,548            94,748         417,804
  General and administrative                               32,224              36,708            58,958          46,853
  Travel and entertainment                                 31,690              24,864            51,481          49,613
  Rent                                                      8,187               8,054            15,439          17,885
  Telephone                                                 6,618               9,338            13,778          17,225
  Advertising                                               4,860               2,788             9,360           5,486
  Research and development                                    196               1,818               646           6,509
  Bank charges and interest, net                              154               2,720               339           5,802
  Bad debts                                                     0                   0                 0          14,500
  Interest on beneficial conversion feature                     0                   0                 0               0
  Remuneration pursuant to proprietary,
    non-competition agreement                                   0                   0                 0               0
  Financing fees                                                0                   0                 0               0
  Write-off of investments                                      0                   0                 0               0
  Write-down of license and operating assets                    0                  00                 0               0
  Depreciation and amortization                             5,758               3,004            11,516           6,485
------------------------------------------------------------------------------------------------------------------------
                                                          335,544             499,553           586,932       1,009,677
------------------------------------------------------------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY ITEM                            323,193             494,249           570,183         995,459
EXTRAORDINARY ITEM
  Cancellation of debt                                          0                   0                 0               0
------------------------------------------------------------------------------------------------------------------------
NET LOSS FOR PERIOD                               $       323,193   $         494,249   $       570,183   $     995,459
========================================================================================================================
NET LOSS PER COMMON SHARE                         $         (0.01)  $           (0.02)  $         (0.04)  $       (0.02)
========================================================================================================================
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                            31,494,108          28,236,958        30,961,779      27,650,331
========================================================================================================================

============================================================
                                               PERIOD FROM
                                               FEBRUARY 12,
                                                   1996
                                              (INCEPTION) TO
                                               DECEMBER 31,
                                                   2002
------------------------------------------------------------
REVENUE                                       $     232,061
COST OF SALES                                       216,016
------------------------------------------------------------
                                                     16,045
------------------------------------------------------------
EXPENSES
  Salaries and benefits                           3,036,257
  Legal and accounting                            1,108,283
  Consulting                                      1,805,072
  General and administrative                        507,860
  Travel and entertainment                          701,270
  Rent                                              237,219
  Telephone                                         241,186
  Advertising                                       271,255
  Research and development                        1,244,167
  Bank charges and interest, net                    106,696
  Bad debts                                          65,818
  Interest on beneficial conversion feature         566,456
  Remuneration pursuant to proprietary,
    non-competition agreement                       711,000
  Financing fees                                    104,542
  Write-off of investments                        1,249,999
  Write-down of license and operating assets      1,855,619
  Depreciation and amortization                     258,588
------------------------------------------------------------
                                                 14,071,287
------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY ITEM                   14,055,242
EXTRAORDINARY ITEM
  Cancellation of debt                             (602,843)
------------------------------------------------------------
NET LOSS FOR PERIOD                           $  13,452,399
============================================================
NET LOSS PER COMMON SHARE
============================================================
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
============================================================

See notes to consolidated financial statements.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
(UNAUDITED)
(U.S.  DOLLARS)

=================================================================================================================================
                                               COMMON                   PREFERRED
                                              STOCK AND                 STOCK AND
                                 SHARES OF     PAID-IN     SHARES OF     PAID-IN
                                   COMMON      CAPITAL     PREFERRED     CAPITAL     PROMISSORY                        OTHER
                                   STOCK      IN EXCESS      STOCK      IN EXCESS      NOTES           SHARE       COMPREHENSIVE
                                   ISSUED       OF PAR       ISSUED      OF PAR      RECEIVABLE    SUBSCRIPTIONS       INCOME
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2001           26,949,062  $ 8,900,983     564,410   $  564,410   $   (58,500)  $       50,000   $       46,267
Proprietary non-competition
  Agreement                         450,000      711,000           0            0             0                0                0
  Held in escrow                    700,000            0           0            0             0                0                0
  Exercise of options             2,263,500      971,200           0            0       (15,000)         (10,000)               0
  Exercise of warrants              325,000      130,000           0            0             0                0                0
  Subscriptions                     100,000       40,000           0            0             0          (40,000)               0
  Stock option compensation               0      415,685           0            0             0                0                0
  Shares released from escrow             0      954,582           0            0             0                0                0
  Dividends on preferred shares           0            0           0            0             0                0                0
  Redeemed shares                         0            0    (124,800)    (124,800)            0                0                0
  Write-off of promissory note
    Receivable                            0       (7,000)          0            0         7,000                0                0
Net loss for year                         0            0           0            0             0                0                0
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2002           30,787,562   12,116,450     439,610      439,610       (66,500)               0           46,267
Shares issued on private
  placement for cash              1,684,000      842,000           0            0             0                0                0
Settlement of debt                  144,793      104,541           0            0             0                0                0
Dividends on Preferred Shares             0            0           0            0             0                0                0
Net Loss for Period                       0            0           0            0             0                0                0
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002       32,616,355  $13,062,991     439,610   $  439,610   $   (66,500)  $            0   $       46,267
=================================================================================================================================

===============================================================
                                    DEFICIT
                                  ACCUMULATED
                                  DURING THE         TOTAL
                                  DEVELOPMENT    STOCKHOLDERS'
                                     STAGE          EQUITY
---------------------------------------------------------------
BALANCE, JUNE 30, 2001           $ (9,176,745)  $      326,415
Proprietary non-competition
  Agreement                                 0          711,000
  Held in escrow                            0                0
  Exercise of options                       0          946,200
  Exercise of warrants                      0          130,000
  Subscriptions                             0                0
  Stock option compensation                 0          415,685
  Shares released from escrow               0          954,582
  Dividends on preferred shares       (26,087)         (26,087)
  Redeemed shares                    (187,200)        (312,000)
  Write-off of promissory note
    Receivable                              0                0
Net loss for year                  (3,836,191)      (3,836,191)
---------------------------------------------------------------

BALANCE, JUNE 30, 2002            (13,226,223)        (690,396)
Shares issued on private
  placement for cash                        0          842,000
Settlement of debt                          0          104,541
Dividends on Preferred Shares         (10,990)         (10,990)
Net Loss for Period                  (570,183)        (570,183)
---------------------------------------------------------------

BALANCE, DECEMBER 31, 2002       $(13,807,396)  $     (325,028)
===============================================================

See notes to consolidated financial statements.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)
(U.S.  DOLLARS)

======================================================================================================
                                                                                       PERIOD FROM
                                                                                      FEBRUARY 12,
                                                                                          1996
                                                          SIX MONTHS ENDED             (INCEPTION)
                                                             DECEMBER 31,                THROUGH
                                                        2002             2001       DECEMBER 31, 2002
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net loss                                          $     (570,183)  $  (995,459)  $      (13,452,399)
  Items not involving cash
   Write-down of investment                                      0             0            1,249,999
    Proprietary, non-competition agreement                       0             0              711,000
    Depreciation and amortization                           12,198        10,121              283,556
    Extraordinary item                                           0             0             (602,843)
    Consulting services and financing fees                       0             0              671,900
    Stock option compensation benefit                            0       349,910              806,748
    Interest on beneficial conversion                            0             0              566,456
    Settlement of lawsuit                                        0             0               15,000
    Write-down of license and operating assets                   0             0            1,853,542
    Bad debts                                                    0        14,500               65,818
CHANGES IN NON-CASH WORKING CAPITAL
  Due from affiliated company                                    0             0             (116,000)
  Notes and account receivable                               3,873        (3,193)            (106,214)
  Inventory                                                      0         1,500              (46,842)
  Prepaid expenses                                           7,165       (25,000)              (7,928)
  Other                                                          0             0               (2,609)
  Accounts payable and accruals                            (48,625)      158,502              792,756
  Due to West Virginia University Research
  Corporation                                                    0             0              397,296
------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                         (595,572)     (489,119)          (6,920,764)
------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchase of property, equipment and
  intangible assets                                              0             0             (200,935)
  Assets acquired and liabilities assumed on
  purchase of subsidiary                                         0             0             (129,474)
  Investment purchase                                            0             0           (2,000,000)
  License agreement                                              0             0             (124,835)
------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                0             0           (2,455,244)
------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Repayment of loan                                              0             0              (45,000)
  Repayments to stockholders                                     0             0              (94,046)
  Subscriptions received                                         0       242,192               50,000
  Issuance of common stock                                 842,000       210,436            8,482,146
  Advances from stockholders (net of repayments)                 0             0            1,078,284
  Share issue cost                                               0             0             (227,420)
  Proceeds from convertible debentures                           0             0              600,000
------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                      842,000       452,628            9,843,964
------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN CURRENCY TRANSLATION
  ON CASH                                                        0             0               46,267
------------------------------------------------------------------------------------------------------
INFLOW (OUTFLOW) OF CASH                                   246,428       (36,491)             514,223
CASH, BEGINNING OF PERIOD                                  267,795        69,556                    0
------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                 $      514,223   $    33,065   $          514,223
======================================================================================================

See notes to consolidated financial statements.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
THREE  AND  SIX  MONTHS  ENDED  DECEMBER  31,  2002
(UNAUDITED)
(U.S.  DOLLARS)

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

     In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at December 31, 2002 and June 30, 2002, the consolidated results of operations for the three months and six months ended December 31, 2002 and 2001 and the consolidated cash flows for the six months ended December 31, 2002 and 2001. The results of operations for the three months and six months ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   STOCKHOLDERS'  EQUITY

     (a) During the six month period ended December 31, 2002, the Company granted a total of 1,030,000 fully vested stock options to directors and employees of the Company , pursuant to the 2001 Plan, at an exercise price of $1.00 per share of which 200,000 stock options expire on August 31, 2003 and 830,000 stock options expire on December 31, 2005.

     (b) The following table summarizes the Company's stock option activity for the period:

          ==================================================================
                                                                   Weighted
                                                      Exercise      Average
                                         Number        Price       Exercise
                                       of Shares     Per Share       Price
          ------------------------------------------------------------------
          Balance, June 30, 2002       1,305,000   $0.40 to $1.50  $    0.76
          Granted during the period    1,030,000       $1.00            1.00
          Cancelled during the period   (250,000)      $0.40       $    0.40
          ------------------------------------------------------------------

          Balance, December 31,
            2002                       2,085,000   $0.64 to $1.50  $    0.87
          ==================================================================

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
THREE  AND  SIX  MONTHS  ENDED  DECEMBER  31,  2002
(UNAUDITED)
(U.S.  DOLLARS)

================================================================================

2.   STOCKHOLDERS'  EQUITY  (Continued)

     (c) The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $Nil was recognized as wages expense. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been as follows:

          ======================================================================

          Net loss, as reported                                       $(570,183)
          Net loss, pro-forma                                         $(797,337)
          Net loss per share, as reported                             $   (0.04)
          Net loss per share, pro-forma                               $   (0.04)
          ======================================================================

          The fair value of each option grant is calculated using the following weighted average assumption:

          ======================================================================

          Expected life (years)                                             2.2
          Interest rate                                                    3.00%
          Volatility                                                      51.50%
          Dividend yield                                                   0.00%
          ======================================================================

     (d) During the six month period ended December 31, 2002, the Company entered into a private placement agreement with various investors whereby the Company issued 1,684,000 units consisting of one share of common stock and a one-half of a share purchase warrant at a price of $0.50 per unit. Each whole warrant is exercisable at a price of $0.75 and expire two years after the date of grant.

     (e) During the six month period ended December 31, 2002, the Company settled the non-usage fee of $104,541 due to Swartz by issuing 144,793 shares of common stock.

ITEM  2.  PLAN  OF  OPERATION.


     To date the Company has recorded nominal revenues from operations. The Company is still considered a development stage company for accounting purposes. From inception on February 12, 1996 through December 31, 2002, the Company has accrued an accumulated deficit of approximately $ 13.8 million.

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

     Other  Material  Developments

     In November 2002, the Company completed a private placement with eight investors and sold 1,684,000 shares of its common stock at $.50 per share and warrants to purchase 842,000 shares of its common stock within two years at an exercise price of $.75 per share. Aggregate proceeds from the sale of the common stock was $842,000. In connection with the offering, the Company agreed to use its best efforts to register the shares of common stock (including the shares underlying the warrants) for resale by the investors within 180 days after the close of the offering. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares.


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

     In November 2002, the Company completed a private placement with eight investors and sold 1,684,000 shares of its common stock at $.50 per share and warrants to purchase 842,000 shares of its common stock within two years at an exercise price of $.75 per share. Aggregate proceeds from the sale of the common stock was $842,000. In connection with the offering, the Company agreed to use its best efforts to register the shares of common stock (including the shares underlying the warrants) for resale by the investors within 180 days after the close of the offering. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.


ITEM  3.  DEFAULTS UPON SENIOR SECURITIES - None.


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.


ITEM  5.  OTHER INFORMATION - None.


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number      Description
--------------      -----------

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


                             INTEGRAL  TECHNOLOGIES,  INC.


                             By:  /s/  William  S.  Robinson
                                  ----------------------------------------------
                                  William S. Robinson, Chairman, Chief Executive Officer, Treasurer and Director

                             By:  /s/  William  A.  Ince
                                  ----------------------------------------------
                                  William A. Ince, President, Secretary,
                                  Chief Financial Officer and Director

Date:  February 13, 2003


                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Executive Officer of Integral Technologies, Inc., that, to his knowledge, the Quarterly Report of the company on Form 10-QSB for the period ended December 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

February 13, 2003


  /s/  William  S.  Robinson
----------------------------------------
William S. Robinson, Chief Executive Officer


                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial Officer of Integral Technologies, Inc., that, to his knowledge, the Quarterly Report of the company on Form 10-QSB for the period ended December 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

February 13, 2003


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

February 13, 2003


  /s/  William S. Robinson
-------------------------------------
William S. Robinson, Chief Executive Officer

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

February 13, 2003


  /s/  William A. Ince
-------------------------------------
William A. Ince, Chief Financial Officer