Form 10QSB
period 2003-03-31
INTEGRAL TECHNOLOGIES INC /CN/
filed 2003-05-13
CIK 1018281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the quarterly period ended March 31, 2003

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
               For  the  transition  period  from  ___________ to__________

                              Commission  file  number:  0-28353

                           INTEGRAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
         (Exact name of small business issuer as specified in it charter)

            NEVADA                                            98-0163519
-------------------------------                          -------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 12, 2003, THE ISSUER HAD
                                              ----------------------------------
32,708,855  SHARES  OF  $.001  PAR  VALUE  COMMON  STOCK  OUTSTANDING.
 ---------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No  [X]

                                      INDEX


                                                                            PAGE
                                                                            ----


PART  I  -  FINANCIAL  INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS. . . . . . . . . . . . . . . . . . . . . . . F-1


ITEM  2.  PLAN  OF  OPERATION . . . . . . . . . . . . . . . . . . . . . . . . .1


ITEM  3.  CONTROLS  AND  PROCEDURES . . . . . . . . . . . . . . . . . . . . . .2


PART  II  -  OTHER  INFORMATION . . . . . . . . . . . . . . . . . . . . . . . .3


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

                         PART I - FINANCIAL INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS



          INTEGRAL TECHNOLOGIES, INC.
          (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED FINANCIAL STATEMENTS
          MARCH 31, 2003
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

          Consolidated Statements of Stockholders' Equity               F-4

          Consolidated Statements of Cash Flows                         F-5

          Note to Consolidated Financial Statements                     F-6

INTEGRAL TECHNOLOGIES, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  BALANCE  SHEETS
(UNAUDITED)
(U.S.  DOLLARS)

===============================================================================================
                                                                     MARCH 31,      JUNE 30,
                                                                       2003           2002
-----------------------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash                                                             $    243,824   $    267,795
  Accounts receivable                                                    16,032         15,767
  Prepaid expenses                                                        7,928         15,093
-----------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                    267,784        298,655
PROPERTY AND EQUIPMENT                                                   60,432         78,583
INVESTMENTS                                                                   1              1
-----------------------------------------------------------------------------------------------

TOTAL ASSETS                                                       $    328,217   $    377,239
===============================================================================================

LIABILITIES

CURRENT
  Accounts payable and accruals                                    $    454,764   $    657,107
  Due to West Virginia University Research Corporation                  397,296        397,296
  Customer deposits                                                           0         13,232
-----------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                               852,060      1,067,635
-----------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
PREFERRED STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  20,000,000     Shares authorized
     439,610     (June 30, 2002 - 439,610) issued and                   439,610        439,610
                 outstanding

COMMON STOCK AND PAID IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
50,000,000     Shares authorized
32,708,855     (June 30, 2002 - 30,787,562) issued and               13,124,752     12,116,450
               outstanding

PROMISSORY NOTES RECEIVABLE                                             (66,500)       (66,500)
OTHER COMPREHENSIVE INCOME                                               46,267         46,267
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                    (14,067,972)   (13,226,223)
-----------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                             (523,843)      (690,396)
-----------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $    328,217   $    377,239
===============================================================================================


See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(U.S. DOLLARS)

===============================================================================================================================
                                                                                                             PERIOD FROM
                                                                                                          FEBRUARY 12, 1996
                                          THREE MONTHS ENDED MARCH 31,    NINE MONTHS ENDED MARCH 31,    (INCEPTION) THROUGH
                                             2003             2002            2003            2002           MARCH 31, 2003
-------------------------------------------------------------------------------------------------------------------------------
REVENUE                                  $       4,606  $              0  $     21,355  $         27,686  $            236,667
COST OF SALES                                        0                 0             0            13,468               216,017
-------------------------------------------------------------------------------------------------------------------------------
                                                 4,606                 0        21,355            14,218                20,650
-------------------------------------------------------------------------------------------------------------------------------
EXPENSES
  Consulting                                    55,952           129,301       150,700           547,105             1,861,024
  Salaries and benefits                         98,904           125,025       345,806           448,877             3,135,161
  Legal and accounting                          28,392            40,324       112,157           137,987             1,136,675
  Travel and entertainment                      21,181            37,662        72,661            86,349               722,451
  General and administrative                    32,238            25,426        91,196            73,423               540,098
  Rent                                           8,187             8,030        23,626            25,915               245,406
  Telephone                                      8,297             6,907        22,075            24,132               249,483
  Advertising                                        0             6,080         9,360            11,348               271,255
  Bank charges and interest, net                   583             3,426           922             9,228               107,279
  Research and development                         195             1,402           842             7,911             1,244,362
  Interest on beneficial conversion
    feature                                          0                 0             0                 0               566,456
  Write-down of license and operating assets         0                 0             0                 0             1,855,619
  Bad debts                                          0                 0             0            14,500                65,818
  Remuneration pursuant to proprietary,
    non-competition agreement                        0                 0             0                 0               711,000
  Financing fees                                     0                 0             0                 0               104,542
  Write-off of investments                           0                 0             0                 0             1,249,999
  Depreciation and amortization                  5,758             3,004        17,274             9,489               264,343
-------------------------------------------------------------------------------------------------------------------------------
                                               259,687           386,587       846,619         1,396,264            14,330,971
-------------------------------------------------------------------------------------------------------------------------------
LOSS BEFORE EXTRAORDINARY ITEM                 255,081           386,587       825,264         1,382,046            14,310,321
EXTRAORDINARY ITEM
  Cancellation of debt                               0                 0             0                 0              (602,843)
-------------------------------------------------------------------------------------------------------------------------------
NET LOSS FOR PERIOD                      $     255,081  $        386,587  $    825,264  $      1,382,046  $         13,707,478
===============================================================================================================================
NET LOSS PER COMMON SHARE                $        0.01  $           0.01  $       0.03  $           0.05
===============================================================================================================================
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                 32,681,188        30,233,451    31,428,700        28,498,801
===============================================================================================================================


See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(U.S. DOLLARS)
================================================================================================================================
                                              COMMON                  PREFERRED
                                              STOCK AND               STOCK AND
                                  SHARES OF   PAID-IN     SHARES OF   PAID-IN
                                   COMMON     CAPITAL     PREFERRED   CAPITAL     PROMISSORY                        OTHER
                                   STOCK      IN EXCESS     STOCK     IN EXCESS      NOTES         SHARE        COMPREHENSIVE
                                   ISSUED     OF PAR        ISSUED    OF PAR      RECEIVABLE    SUBSCRIPTIONS       INCOME
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2001           26,949,062  $ 8,900,983    564,410   $  564,410   $   (58,500)  $       50,000   $       46,267
Proprietary non-competition
  agreement                         450,000      711,000          0            0             0                0                0
  Held in escrow                    700,000            0          0            0             0                0                0
  Exercise of options             2,263,500      971,200          0            0       (15,000)         (10,000)               0
  Exercise of warrants              325,000      130,000          0            0             0                0                0
  Subscriptions                     100,000       40,000          0            0             0          (40,000)               0
  Stock option compensation               0      415,685          0            0             0                0                0
  Shares released from escrow             0      954,582          0            0             0                0                0
  Dividends on preferred shares           0            0          0            0             0                0                0
  Redeemed shares                         0            0   (124,800)    (124,800)            0                0                0
  Write-off of promissory note
    receivable                            0       (7,000)         0            0         7,000                0                0
Net loss for year                         0            0          0            0             0                0                0
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2002           30,787,562   12,116,450    439,610      439,610       (66,500)               0           46,267
Shares issued on private
  placement for cash              1,776,500      898,301          0            0             0                0                0
Settlement of debt                  144,793      104,541          0            0             0                0                0
Stock option compensation                 0        5,460          0            0             0                0                0
Dividends on preferred shares             0            0          0            0             0                0                0
Net loss for period                       0            0          0            0             0                0                0
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 2003          32,708,855  $13,124,752    439,610   $  439,610   $   (66,500)  $            0   $       46,267
================================================================================================================================

===============================================================
                                    DEFICIT
                                  ACCUMULATED
                                  DURING THE         TOTAL
                                  DEVELOPMENT    STOCKHOLDERS'
                                     STAGE          EQUITY
---------------------------------------------------------------
BALANCE, JUNE 30, 2001           $ (9,176,745)  $      326,415

Proprietary non-competition
  agreement                                 0          711,000
  Held in escrow                            0                0
  Exercise of options                       0          946,200
  Exercise of warrants                      0          130,000
  Subscriptions                             0                0
  Stock option compensation                 0          415,685
  Shares released from escrow               0          954,582
  Dividends on preferred shares       (26,087)         (26,087)
  Redeemed shares                    (187,200)        (312,000)
  Write-off of promissory note
    receivable                              0                0
Net loss for year                  (3,836,191)      (3,836,191)
---------------------------------------------------------------

BALANCE, JUNE 30, 2002            (13,226,223)        (690,396)
Shares issued on private
  placement for cash                        0          898,301
Settlement of debt                          0          104,541
Stock option compensation                   0            5,460
Dividends on preferred shares         (16,485)         (16,485)
Net loss for period                  (825,264)        (825,264)
---------------------------------------------------------------

BALANCE, MARCH 31, 2003          $(14,067,972)  $     (523,843)
===============================================================


See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(U.S. DOLLARS)

========================================================================================================
                                                                                         PERIOD FROM
                                                                                      FEBRUARY 12, 1996
                                                     NINE MONTHS ENDED MARCH 31,    (INCEPTION) THROUGH
                                                     2003             2002             MARCH 31, 2003
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net loss                                       $   (825,264)  $     (1,382,046)  $        (13,707,480)
  Adjustments to reconcile net loss to
  net cash used in operating activities
    Write-down of investment                                0                  0                289,509
    Proprietary, non-competition agreement                  0                  0               (602,843)
    Depreciation and amortization                      18,151             14,944                671,900
    Extraordinary item                                      0                  0                812,208
    Consulting services and financing fees                  0            143,750                566,456
    Stock option compensation benefit                   5,460            349,910                 15,000
    Interest on beneficial conversion                       0                  0              1,853,542
    Settlement of lawsuit                                   0                  0                 65,818
    Write-down of license and operating assets              0                  0              1,249,999
    Bad debts                                               0             14,500                711,000
  Changes in Non-Cash Working Capital
    Due from affiliated company                             0                  0               (116,000)
    Notes and account receivable                         (265)            (2,923)              (110,402)
    Inventory                                               0             (2,077)               (46,842)
    Prepaid expenses                                    7,165            (25,000)                (7,928)
    Other                                                   0                  0                 (2,609)
    Accounts payable and accruals                    (127,519)           (59,261)               713,912
    Due to West Virginia University                         0                  0                397,296
--------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                    (922,272)          (948,203)            (7,247,464)
--------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchase of property, equipment and
    intangible assets                                       0                  0               (200,935)
  Assets acquired and liabilities assumed on
   purchase of subsidiary                                   0                  0               (129,474)
  Investment purchase                                       0                  0             (2,000,000)
  License agreement                                         0                  0               (124,835)
--------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                           0                  0             (2,455,244)
--------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Repayment of loan                                         0                  0                (45,000)
  Repayments to stockholders                                0                  0                (94,046)
  Subscriptions received                                    0                  0                 50,000
  Issuance of common stock                            898,301          1,286,375              8,538,447
  Advances from stockholders, net of repayments             0                  0              1,078,284
  Share issue cost                                          0                  0               (227,420)
  Proceeds from convertible debentures                      0                  0                600,000
--------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                 898,301          1,286,375              9,900,265
--------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN CURRENCY TRANSLATION
  ON CASH                                                   0                  0                 46,267
--------------------------------------------------------------------------------------------------------
INFLOW (OUTFLOW) OF CASH                              (23,971)           338,172                243,824
CASH, BEGINNING OF PERIOD                             267,795             69,556                      0
--------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                              $    243,824   $        407,728   $            243,824
========================================================================================================


See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)
(U.S. DOLLARS)

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

     In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2003 and June 30, 2002 and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended March 31, 2003 and 2002. The results of operations for the three months and nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   STOCKHOLDERS'  EQUITY

     (a) During the nine month period ended March 31, 2003, the Company granted a total of 1,230,000 fully vested stock options to directors and employees of the Company, pursuant to the 2001 Plan, at an exercise price of $1.00 per share of which 400,000 stock options expire on August 31, 2003 and 830,000 stock options expire on December 31, 2005.

     (b) The following table summarizes the Company's stock option activity for the period:

              ==================================================================
                                                                       Weighted
                                                          Exercise      Average
                                             Number        Price       Exercise
                                           of Shares     Per Share       Price
              ------------------------------------------------------------------

              Balance, June 30, 2002       1,305,000   $0.40 to $1.50  $    0.76
              Exercised during the period    (37,500)  $0.65 to $1.50  $    0.93
              Granted during the period    1,230,000   $         1.00  $    1.00
              Cancelled during the period   (575,000)  $0.40 to $1.00  $    0.66
              ------------------------------------------------------------------

              Balance, March 31, 2003      1,922,500   $0.40 to $1.50  $    0.87
              ==================================================================

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)
(U.S. DOLLARS)

================================================================================

2.   STOCKHOLDERS'  EQUITY  (Continued)

     (c) The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $Nil was recognized as wages expense. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been as follows:

          ======================================================================
          Net loss, as reported                                       $(825,264)
          Net loss, pro-forma                                       $(1,055,358)
          Net loss per share, as reported                               $ (0.03)
          Net loss per share, pro-forma                                 $ (0.03)
          ======================================================================

          The fair value of each option grant is calculated using the following weighted average assumption:

          ======================================================================
          Expected life (years)                                              2.2
          Interest rate                                                    3.00%
          Volatility                                                      51.50%
          Dividend yield                                                   0.00%
          ======================================================================

     (d) During the nine month period ended March 31, 2003, the Company entered into a private placement agreement with various investors whereby the Company issued 1,684,000 units consisting of one share of common stock and one-half a share purchase warrant at a price of $0.50 per unit. Each whole warrant is exercisable at a price of $0.75 and expire two years after the date of grant.

     (e) During the nine month period ended March 31, 2003, the Company settled the non-usage fee of $104,541 due to Swartz by issuing 144,793 shares of common stock.

     (f) During the nine month period ended March 31, 2003, the Company issued 55,000 shares at a price of $0.50 per share on exercise of warrants (note 2(d)).

     (g) At March 31, 2003, 1,367,788 stock purchase warrants were outstanding, exercisable at prices ranging from $0.50 to $1.69 per warrant and expiring between November 2004 and November 2005.

ITEM 2.  PLAN OF OPERATION.


     To date the Company has recorded nominal revenues from operations. The Company is still considered a development stage company for accounting purposes. From inception on February 12, 1996 through March 31, 2003, the Company has accrued an accumulated deficit of approximately $14 million.

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

     To date, the Company has relied on loans from management and management's ability to raise capital through debt and equity private placement financings to fund its operations. During the past two fiscal years, the majority of financing was completed pursuant to an equity line of credit with the Swartz Private Equity, LLC ("Swartz"). In May 2000, the Company entered into an Investment Agreement with Swartz. Pursuant to the terms of the Investment Agreement, the Company may, in its sole discretion and subject to certain restrictions, periodically sell ("Put") shares of common stock to Swartz for up to $25,000,000. Pursuant to the terms of the Investment Agreement, the Put share price will be determined and paid to the Company twenty business days after the date of the Put. The Company received net proceeds of $102,356 from a Put of 81,885 shares to Swartz during the fiscal year ended June 30, 2001. The Company received net proceeds of $954,582 from Puts totaling 775,975 shares to Swartz during the year ended June 30, 2002. The Investment Agreement terminates in May 2003.

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

     The Company does not currently have adequate funds available to fund its operations over the next twelve months. If the Company does not earn adequate revenues to sufficiently fund operations during this time period, the Company will attempt to raise capital through the sale of its securities. There can be no assurance, however, that market conditions will permit the Company to raise sufficient funds or that additional financing will be available when needed or on terms acceptable to the Company.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     In April 2003, James E. Smith, a shareholder and founder of the Company, filed suit against the Company and its transfer agent in the Circuit Court of Monongalia County, West Virginia. The Complaint alleges breach of contract, negligence and fraud claims. Mr. Smith is the holder of approximately 1.8 million shares of common stock and is attempting to force the removal of the transfer restrictions on these shares. The Company is in the process of filings actions to remove the case to federal court and will file an answer and assert any counterclaims at a later date.

     There have been no material developments in any of the other pending legal proceedings previously described in the Company's periodic reports.


ITEM 2. CHANGES IN SECURITIES.

     In February 2003, Swartz Private Equity, LLC ("Swartz") exercised a portion of an outstanding warrant for $27,500 ($.50 per share) and the Company issued to Swartz 55,000 shares of restricted common stock. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.


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

     10.15 Integral Technologies, Inc. 2003 Stock Plan dated April 4, 2003 (Incorporated by reference to Exhibit 10.15 of Integral's registration statement on Form S-8 (file no. 333-104522).)


     (b)       Reports on Form 8-K - None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               INTEGRAL TECHNOLOGIES, INC.


                               By:  /s/ William S. Robinson
                                  ------------------------
                                  William S. Robinson, Chairman, Chief Executive Officer, Treasurer and Director

                               By:  /s/ William A. Ince
                                  ---------------------
                                  William A. Ince, President, Secretary,
                                  Chief Financial Officer and Director

Date:  May 13, 2003


                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Executive Officer of Integral Technologies, Inc., that, to his knowledge, the Quarterly Report of the company on Form 10-QSB for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

May 13, 2003


  /s/  William S. Robinson
--------------------------------------
William S. Robinson, Chief Executive Officer


                            CERTIFICATION PURSUANT TO
                    18 U.S.C. ss.1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Solely for the purposes of complying with, and the extent required by 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies, in his capacity as the Chief Financial Officer of Integral Technologies, Inc., that, to his knowledge, the Quarterly Report of the company on Form 10-QSB for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

May 13, 2003

  /s/  William A. Ince
------------------------
William A. Ince, Chief Financial Officer

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

May 13, 2003


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

May 13, 2003


  /s/  William A. Ince
-----------------------------------
William A. Ince, Chief Financial Officer