Form 10KSB
period 2003-06-30
INTEGRAL TECHNOLOGIES INC /CN/
filed 2003-09-29
CIK 1018281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                    For the fiscal year ended June 30, 2003

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT

                For the transition period from: ______________ to ______________

                Commission  file  number:  0-28353
                                           -------

                           INTEGRAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                             Nevada                                        98-0163519
--------------------------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation or organization)  (IRS Employer Identification No.)


    805 W. Orchard Drive, Suite 3, Bellingham, Washington                                 98225
--------------------------------------------------------------                       ------------
            (Address of principal executive offices)                                   (Zip Code)

Issuer's  telephone  number:   (360)  752-1982
                               ---------------

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:   None
                                                                         ----

Securities  registered  under  Section 12(g) of the Exchange Act:   Common Stock
                                                                    ------------

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State  issuer's  revenues  for  its  most  recent  fiscal  year.   $21,355.
                                                                        -------

     As of September 25, 2003, the aggregate market value of the voting stock held by non-affiliates, approximately 29,985,185 shares of Common Stock, was approximately $32.7 million based on an average of the bid and ask prices of approximately $1.09 per share of Common Stock on such date.

     The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of September 25, 2003 was 33,717,551 shares.

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

     Presently, Integral is focusing substantially all of its resources on the researching, developing and commercializing of new antenna technologies, directly and through its wholly-owned subsidiary, Antek Wireless, Inc.

ANTENNA PRODUCTS
----------------

     The Company is focusing its marketing efforts through to the end of calendar 2004 on wireless market segments. The Company's technology will be marketed to manufacturers of such wireless devices as cellular phones, portable phones, paging communicators, satellite communications, global positioning systems (GPS) and wireless based networks. The Company's GPS/LEO antenna is for use in mobile asset tracking and fleet management, utilizing GPS satellite tracking and low earth orbit (LEO) satellite data communications to trucking fleets, heavy equipment, marine vessels, railway cars, shipping containers, transit vehicles, all via satellite interface communications. Presently, the Company is focusing all of its resources on the researching, developing and commercializing its Plastenna and Electriplast technologies.

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

Flat  Panel  Antennas

     The Company has also been developing several new flat panel antenna designs for use in different wireless technology markets.

Electriplast

     The Company has recently developed a new family of innovative applications, deemed "Electriplast", based upon the Company's extensive research and development of its Plastenna technology. Electriplast is the utilization of Integral's proprietary recipe of conductive materials, combined with a selection of resins from various resin suppliers to conduct electricity in multiple applications.

Patents  on  Antenna  Technologies
----------------------------------

     Integral has completed a patent review of the antenna technologies and has filed 33 U.S. patent applications, 26 of which are currently provisional patents, four are pending final approval, and three have been granted. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, Integral will continue to attempt to commercialize these technologies without the protection of patents. As patents are issued, Integral will have the exclusive right to use in the U.S. the antenna design(s) described in each issued patent for the 18-year life of the patent.

     The Company's intellectual property portfolio consists of over eight years of accumulated research and design knowledge and trade secrets relating to antenna design & components as well as proprietary manufacturing processes.

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


ITEM  2.  DESCRIPTION  OF  PROPERTY.
------------------------------------

     Neither  the  Company  nor  its  subsidiaries  own  any real property.  The
Company and its subsidiaries lease office space in Bellingham, Washington and Vancouver, B.C., Canada.


ITEM  3.  LEGAL  PROCEEDINGS.
-----------------------------

In August 2003, the Company settled all claims by a former employee, Joffre J. Rolland Jr., and his wife Robyn ("Rollands"). Pursuant to the settlement, the Company paid the Rollands $10,000 and issued them 37,500 shares of restricted common stock, and the Rollands provided a full release of any and all claims against Integral. The Company also agreed to amend US patent number 6,320,548 B1 ("Dual-Disk Antenna") and US patent number 6,329,950 B1 ("Planar Antenna Comprising Two Joined Conducting Regions With Coax") to add Mr. Rolland as an inventor, and agreed that Mr. Rolland will be entitled to receive future royalties of 1% on any sales of products covered by US patent number 6,320,548 B1 and US patent number 6,329,950 B1. The antenna technologies covered by these patents have never been produced, marketed or sold by the Company. The Company has no present intention of using these patents, and has no obligation to do so under the terms of the settlement.

In April 2003, James E. Smith, a shareholder and co-founder of the Company, filed suit against the Company and its transfer agent in the Circuit Court of Monongalia County, West Virginia. The Complaint alleges breach of contract, negligence and fraud claims, and alleges damages in excess of $1 million. Mr. Smith is the holder of approximately 1.8 million shares of common stock and is also attempting to force the removal of the transfer restrictions on these shares. The Company was successful in having the case moved to federal court in the U.S. District Court for the Northern District of West Virginia. The Company filed an Answer denying the claims, and filed Counterclaims against Mr. Smith for the following claims for relief: (1) Intentional Misrepresentation; (2) Breach of Contract; (3) Negligent Misrepresentation; and (4) Rescission and Restitution. The case is scheduled to go to trial in July 2004.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
----------------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2003.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.
--------------------------------------------------------------------------

(a)  Market  Information

     There is a limited public market for the common stock of the Company. The Company's common stock is quoted on the NASD OTC Bulletin Board under the symbol "ITKG."

     The following table sets forth the range of high and low bid quotations for the Company's common stock on the OTC Bulletin Board for each quarter of the fiscal years ended June 30, 2002 and 2003.

          Quarter Ended            Low Bid        High Bid
          ------------------       --------       ---------
          September 30, 2001       $   0.32       $    0.90
          December 31, 2001        $   0.48       $    1.96
          March 31, 2002           $   1.05       $    1.84
          June 30, 2002            $   0.77       $    1.34

          September 30, 2002       $   0.66       $    1.06
          December 31, 2002        $   0.49       $    0.88
          March 31, 2003           $   0.68       $    1.26
          June 30, 2003            $   0.72       $    1.05

     The source of this information is the OTC Bulletin Board and other quotation services. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

(b)   Holders

     As of September 24, 2003 there were approximately 177 holders of record of the Company's common stock (this number does not include beneficial owners who hold shares at broker/dealers in "street-name". As of August 6, 2003, there were 4,233 "street-name" holders).

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

                             Price Per     Gross                       Warrant
     Put Date    No. Shares    Share      Proceeds   No. Warrants   Exercise Price
                                                                    (as adjusted)
     ------------------------------------------------------------------------------


     09-28-2000      81,885  $     1.25  $  102,356         8,189  $         0.5126

     09-26-2001      67,635  $     0.45  $   30,436         6,764  $          0.561

     12-12-2001     547,865  $     1.34  $  734,139        54,787  $         1.0406

     01-23-2002      51,000  $     1.30  $   66,300         5,100  $          0.814

     02-28-2002     109,475  $     1.13  $  123,707        10,948  $          1.188

     TOTALS         857,860              $1,056,938        85,788

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

     (r) In January 2002, the Company issued an aggregate of 450,000 shares of common stock to two employees in consideration of the execution of a "Proprietary, Non-Disclosure and Non-Solicitation Agreement" by each person. A restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D.

     (s) In October 2002, the Company issued 144,793 shares of restricted common stock to Swartz Private Equity, LLC ("Swartz"), pursuant to an agreement to settle a non-use fee of $104,541.84 that had accrued pursuant to the Investment Agreement between the Company and Swartz. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

     (t) In November 2002, the Company completed a private placement with eight investors and sold 1,684,000 shares of its common stock at $.50 per share and warrants to purchase 842,000 shares of its common stock within two years at an exercise price of $.75 per share. Aggregate proceeds from the sale of the common stock was $842,000. In connection with the offering, the Company agreed to use its best efforts to register the shares of common stock (including the shares underlying the warrants) for resale by the investors within 180 days after the close of the offering. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The

     Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

     (u) In February 2003, Swartz Private Equity, LLC ("Swartz") exercised a portion of an outstanding warrant for $27,500 ($.50 per share) and the Company issued to Swartz 55,000 shares of restricted common stock. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities
     Act  and/or  Rule  506  of  Regulation  D.

     (v) In May 2003 issued 200,000 shares of restricted common stock to The Investor Relations Group, Inc. pursuant to a one-year service agreement dated February 27, 2003. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and
     Section  4(6)  of  the  Securities  Act  and/or  Rule  506 of Regulation D.

     (w) In August 2003, the Company completed a private placement with ten investors and sold 898,336 shares of its common stock at $.75 per share and warrants to purchase 449,168 shares of its common stock within two years at an exercise price of $1.00 per share. Aggregate proceeds from the sale of the common stock was $673,752. In connection with the offering, the Company agreed to use its best efforts to register the shares of common stock (including the shares underlying the warrants) for resale by the investors within 180 days after the close of the offering. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

     (x) In September 2003, the Company issued 37,500 shares of restricted common stock in connection with a settlement of a legal dispute with Joffre
     J. Rolland, Jr. and Robyn Rolland, pursuant to a mutual release executed in August 2003. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D.


ITEM 2.  PLAN OF OPERATION.
---------------------------

     To date the Company has recorded nominal revenues from operations. The Company is still considered a development stage company for accounting purposes. From inception on February 12, 1996 through June 30, 2003, the Company has accrued an accumulated deficit of approximately $14.6 million.

     As a result of the commercial interest in the Company's antenna technologies, the Company presently intends to focus substantially all of its resources on the commercialization and sales of Plastenna and Electriplast technologies. As a result, the Company will not be devoting any of its resources on the further research, development and commercialization of the other technologies in which it has an interest.

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

     The Company is focusing its marketing efforts through to the end of calendar 2004 on wireless market segments. The Company's technology will be marketed to manufacturers of such wireless devices as cellular phones, portable phones, paging communicators, satellite communications, global positioning systems (GPS) and wireless based networks. The Company's GPS/LEO antenna is for use in mobile asset tracking and fleet management, utilizing GPS satellite tracking and low earth orbit (LEO) satellite data communications to trucking fleets, heavy equipment, marine vessels, railway cars, shipping containers, transit vehicles, all via satellite interface communications. Presently, the Company is focusing all of its resources on the researching, developing and commercializing its Plastenna and Electriplast technologies.

     The Company anticipates spending approximately $250,000 over the next twelve months on ongoing research and development of the different applications and uses of its antenna technologies.

     During the next twelve months, the Company does not anticipate increasing its staff.

     To date, the Company has relied on loans from management and management's ability to raise capital through debt and equity private placement financings to fund its operations. During the past two fiscal years, the majority of financing was completed pursuant to an equity line of credit with the Swartz Private Equity, LLC ("Swartz"). In May 2000, the Company entered into an
Investment Agreement with Swartz. Pursuant to the terms of the Investment Agreement, the Company may, in its sole discretion and subject to certain restrictions, periodically sell ("Put") shares of common stock to Swartz for up to $25,000,000. Pursuant to the terms of the Investment Agreement, the Put share price will be determined and paid to the Company twenty business days after the date of the Put. The Company received net proceeds of $102,356 from a Put of 81,885 shares to Swartz during the fiscal year ended June 30, 2001. The Company received net proceeds of $954,582 from Puts totaling 775,975 shares to Swartz during the year ended June 30, 2002. The Investment Agreement terminated in May 2003.

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

     In August 2003, the Company completed a private placement with ten investors and sold 898,336 shares of its common stock at $.75 per share and warrants to purchase 449,168 shares of its common stock within two years at an exercise price of $1.00 per share. Aggregate proceeds from the sale of the common stock was $673,752. In connection with the offering, the Company agreed to use its best efforts to register the shares of common stock (including the shares underlying the warrants) for resale by the investors within 180 days after the close of the offering. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares.

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

CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003, 2002 AND 2001
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


REPORT OF INDEPENDENT ACCOUNTANTS                                        F-1

FINANCIAL STATEMENTS

Consolidated Balance Sheets                                              F-2

Consolidated Statements of Operations                                    F-3

Consolidated Statements of Stockholders' Equity (Deficit)            F-4-F-7

Consolidated Statements of Cash Flows                                    F-8

Notes to Consolidated Financial Statements                          F-9-F-25

                        REPORT OF INDEPENDENT ACCOUNTANTS


TO  THE  DIRECTORS  AND  STOCKHOLDERS  OF
INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)

We have audited the accompanying consolidated balance sheets of Integral Technologies, Inc. (A Development Stage Company) as of June 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years ended June 30, 2003, 2002 and 2001 and the cumulative totals for the development stage of operations from February 12, 1996 (inception) through June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Integral Technologies, Inc. from February 12, 1996 (inception) through June 30, 1996 were audited by other auditors whose report dated November 20, 1996, expressed an unqualified opinion on those statements. Our opinion insofar as it relates to the cumulative totals for development stage operations from February 12, 1996 (inception) through June 30, 1996, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at June 30, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the years ended June 30, 2003, 2002 and 2001 and the cumulative totals for the development stage of operations from February 12, 1996 (inception) through June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the consolidated financial statements, the Company has minimal capital resources available and has incurred substantial losses to June 30, 2003. The Company must obtain additional financing to meet its cash flow requirements. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in note 2. These financial statements do not include any adjustments that may result from the outcome of these uncertainties.


/s/ Pannell Kerr Forster

Chartered  Accountants

Vancouver,  Canada
September  3,  2003

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
JUNE 30
(U.S. DOLLARS)

=================================================================================
                                                         2003           2002
---------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash                                               $    174,210   $    267,795
  Accounts receivable                                       1,141         15,767
  Prepaid expenses                                         11,844         15,093
---------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                      187,195        298,655
PROPERTY AND EQUIPMENT (note 4)                            54,282         78,583
INVESTMENTS (note 5)                                            1              1
---------------------------------------------------------------------------------

TOTAL ASSETS                                         $    241,478   $    377,239
=================================================================================

LIABILITIES

CURRENT
  Accounts payable and accruals (note 8)             $    472,254   $    657,107
  Due to West Virginia University Research
    Corporation (note 10(a))                              397,296        397,296
  Customer deposits                                             0         13,232
---------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                 869,550      1,067,635
---------------------------------------------------------------------------------

CONTINGENCIES (note 10)


STOCKHOLDERS' DEFICIT (note 6)

PREFERRED STOCK AND PAID-IN CAPITAL IN EXCESS
 OF $0.001 PAR VALUE
  20,000,000     Shares authorized
     439,610     (2002 - 439,610) Shares issued
                   and outstanding (note 6(b))            439,610        439,610
COMMON STOCK AND PAID-IN CAPITAL IN EXCESS
 OF $0.001 PAR VALUE
  50,000,000     Shares authorized
  32,923,855     (2002 - 30,787,562) Shares issued
                   and outstanding (note 6(a))         13,335,752     12,116,450
PROMISSORY NOTES RECEIVABLE (note 6(e))                   (66,500)       (66,500)
SHARE SUBSCRIPTIONS                                       211,915              0
OTHER COMPREHENSIVE INCOME                                 46,267         46,267
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE      (14,595,116)   (13,226,223)
---------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' DEFICIT                              (628,072)      (690,396)
---------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $    241,478   $    377,239
=================================================================================


                                        F-2
See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. DOLLARS)

===============================================================================================
                                                                                  PERIOD FROM
                                                                                 FEBRUARY 12,
                                                                                     1996
                                                                                  (INCEPTION)
                                                 YEARS ENDED JUNE 30,               THROUGH
                                          2003          2002          2001       JUNE 30, 2003
-----------------------------------------------------------------------------------------------
REVENUE                               $    21,355   $    27,686   $    15,209   $      236,667
COST OF SALES                                   0        13,468         5,360          216,016
-----------------------------------------------------------------------------------------------
                                           21,355        14,218         9,849           20,651
-----------------------------------------------------------------------------------------------
EXPENSES
  Consulting                              445,193       663,795       151,108        2,155,517
  Salaries                                467,093       547,272     1,273,094        3,256,448
  Legal and accounting                    151,651       169,247       390,034        1,176,169
  Travel and entertainment                 93,879       122,898       173,242          743,668
  General and administrative               57,515        97,458       115,428          506,417
  Settlement of lawsuit (note 10(b))       45,250             0             0           45,250
  Rent                                     31,838        34,102        73,578          253,618
  Telephone                                29,892        33,169        45,842          257,300
  Bad debts                                10,753        14,500        48,750           76,571
  Advertising                               9,360        13,348       139,961          271,255
  Bank charges and
    interest, net                           1,498        10,053       (53,971)         107,855
  Research and development                  1,234         8,401       171,756        1,244,755
  Remuneration pursuant to
    proprietary, non-competition
    agreement (note 6(a)(i))                    0       711,000             0          711,000
  Financing fees (note 6(a)(ii))                0       104,542             0          104,542
  Write-down of license
    and operating assets (note 1)               0        48,919     1,382,046        1,855,619
  Interest on beneficial
    conversion feature                          0             0             0          566,456
  Write-off of investments (note 5)             0     1,249,999             0        1,249,999
  Depreciation and
    amortization                           23,032        21,706        99,150          270,104
-----------------------------------------------------------------------------------------------
                                        1,368,188     3,850,409     4,010,018       14,852,543
-----------------------------------------------------------------------------------------------
LOSS BEFORE OTHER INCOME               (1,346,833)   (3,836,191)   (4,000,169)     (14,831,892)
OTHER INCOME
  Cancellation of debt                          0             0             0          602,843
-----------------------------------------------------------------------------------------------

NET LOSS FOR PERIOD                   $(1,346,833)  $(3,836,191)  $(4,000,169)  $  (14,229,049)
===============================================================================================
LOSS PER COMMON SHARE BEFORE
  OTHER INCOME                        $     (0.04)  $     (0.13)  $     (0.15)
OTHER INCOME
  PER COMMON SHARE                           0.00          0.00          0.00
-----------------------------------------------------------------------------------------------

NET LOSS PER COMMON SHARE             $     (0.04)  $     (0.13)  $     (0.15)
===============================================================================================
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING            31,928,310    29,064,780    26,499,533
===============================================================================================


                                        F-3
See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(U.S. DOLLARS)

==========================================================================================================================
                                            COMMON                PREFERRED
                                           STOCK AND              STOCK AND
                                SHARES      PAID-IN    SHARES OF   PAID-IN
                              OF COMMON     CAPITAL    PREFERRED   CAPITAL    PROMISSORY                        OTHER
                                STOCK      IN EXCESS     STOCK    IN EXCESS      NOTES         SHARE        COMPREHENSIVE
                                ISSUED      OF PAR      ISSUED      OF PAR    RECEIVABLE   SUBSCRIPTIONS       INCOME
--------------------------------------------------------------------------------------------------------------------------
SHARES ISSUED FOR
  Cash                         1,000,000  $   10,000           0  $        0  $         0  $            0  $            0
  Property and equipment
    (to officers
    and directors)             1,500,000      15,000           0           0            0               0               0
  Services (provided by
    officers and directors)    2,000,000      20,000           0           0            0               0               0
  Services                     1,500,000      15,000           0           0            0               0               0
Foreign currency
  Translation                          0           0           0           0            0               0          (1,226)
Net loss for year                      0           0           0           0            0               0               0
--------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1996         6,000,000      60,000           0           0            0               0          (1,226)
SHARES ISSUED FOR
  Cash                         5,086,000     865,514           0           0            0               0               0
  Share issue costs                    0     (48,920)          0           0            0               0               0
  Services                       564,000      63,036           0           0            0               0               0
  Acquisition of subsidiary      100,000     275,000           0           0            0               0               0
Foreign currency
  Translation                          0           0           0           0            0               0          12,601
Net loss for year                      0           0           0           0            0               0               0
--------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1997        11,750,000   1,214,630           0           0            0               0          11,375
SHARES ISSUED FOR
  Cash                           825,396     650,000                       0            0               0               0
  Share issue costs                    0     (78,000)          0           0            0               0               0
Foreign currency
  Translation                          0           0                       0            0               0          24,860
Net loss for year                      0           0           0           0            0               0               0
--------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1998        12,575,396  $1,786,630           0  $        0  $         0  $            0  $       36,235
--------------------------------------------------------------------------------------------------------------------------


==============================================================
                                 DEFICIT
                               ACCUMULATED
                               DURING THE          TOTAL
                               DEVELOPMENT     STOCKHOLDERS'
                                  STAGE      EQUITY (DEFICIT)
--------------------------------------------------------------
SHARES ISSUED FOR
  Cash                        $          0   $         10,000
  Property and equipment
    (to officers
    and directors)                       0             15,000
  Services (provided by
    officers and directors)              0             20,000
  Services                               0             15,000
Foreign currency
  Translation                            0             (1,226)
Net loss for year                 (344,843)          (344,843)
--------------------------------------------------------------
BALANCE, JUNE 30, 1996            (344,843)          (286,069)
SHARES ISSUED FOR
  Cash                                   0            865,514
  Share issue costs                      0            (48,920)
  Services                               0             63,036
  Acquisition of subsidiary              0            275,000
Foreign currency
  Translation                            0             12,601
Net loss for year                 (822,217)          (822,217)
--------------------------------------------------------------
BALANCE, JUNE 30, 1997          (1,167,060)            58,945
SHARES ISSUED FOR
  Cash                                   0            650,000
  Share issue costs                      0            (78,000)
Foreign currency
  Translation                            0             24,860
Net loss for year                 (937,373)          (937,373)
--------------------------------------------------------------
BALANCE, JUNE 30, 1998        $ (2,104,433)  $       (281,568)
--------------------------------------------------------------


                                        F-4
See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(U.S. DOLLARS)

=====================================================================================================================
                                                       COMMON                PREFERRED
                                                      STOCK AND              STOCK AND
                                         SHARES OF     PAID-IN    SHARES OF   PAID-IN
                                           COMMON      CAPITAL    PREFERRED   CAPITAL     PROMISSORY
                                           STOCK      IN EXCESS     STOCK    IN EXCESS      NOTES          SHARE
                                           ISSUED      OF PAR      ISSUED      OF PAR     RECEIVABLE   SUBSCRIPTIONS
---------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1998                   12,575,396  $1,786,630           0  $        0  $         0   $            0
SHARES ISSUED FOR
  Cash                                      200,000      50,000           0           0            0                0
  Exercise of stock options                 445,000      80,500           0           0            0                0
  Promissory note                         1,683,789     252,568           0           0     (284,068)               0
  Settlement of lawsuit                     150,000      15,000           0           0            0                0
  Services (provided by
    officers and directors)                 666,666     100,000           0           0            0                0
  Share issue costs                               0    (100,500)          0           0            0                0
  Services                                  250,000      50,000           0           0            0                0
  Conversion of convertible debentures    3,869,120     525,813           0           0            0                0
  Acquisition of subsidiary               1,800,000     619,200           0           0            0                0
  Held in escrow                            447,091           0           0           0            0                0
  Stock option benefit                            0      70,600           0           0            0                0
  Beneficial conversion feature                   0     566,456           0           0            0                0
Foreign currency translation                      0           0           0           0            0                0
Net loss for year                                 0           0           0           0            0                0
---------------------------------------------------------------------------------------------------------------------
BALANCE JUNE 30, 1999                    22,087,062   4,016,267           0           0     (284,068)               0
SHARES ISSUED FOR
  Cash on private placement               2,650,000   3,975,000           0           0            0                0
  Exercise of options                     1,245,000     256,700           0           0            0                0
  Release from escrow                             0      75,558           0           0            0                0
  Services                                   50,000      13,000           0           0            0                0
  Settlement of debt                              0           0     664,410     664,410            0                0
Stock option benefit                              0      48,256           0           0            0                0
Promissory note repayment                         0           0           0           0      225,568                0
Foreign currency translation                      0           0           0           0            0                0
Net loss for the year                             0           0           0           0            0                0
---------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000                   26,032,062  $8,384,781     664,410  $  664,410  $   (58,500)  $            0
---------------------------------------------------------------------------------------------------------------------


=========================================================================================
                                                            DEFICIT
                                                          ACCUMULATED
                                             OTHER        DURING THE          TOTAL
                                         COMPREHENSIVE    DEVELOPMENT     STOCKHOLDERS'
                                             INCOME          STAGE      EQUITY (DEFICIT)
-----------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1998                   $       36,235  $ (2,104,433)  $       (281,568)
SHARES ISSUED FOR
  Cash                                                0             0             50,000
  Exercise of stock options                           0             0             80,500
  Promissory note                                     0             0            (31,500)
  Settlement of lawsuit                               0             0             15,000
  Services (provided by
    officers and directors)                           0             0            100,000
  Share issue costs                                   0             0           (100,500)
  Services                                            0             0             50,000
  Conversion of convertible debentures                0             0            525,813
  Acquisition of subsidiary                           0             0            619,200
  Held in escrow                                      0             0                  0
  Stock option benefit                                0             0             70,600
  Beneficial conversion feature                       0             0            566,456
Foreign currency translation                      8,444             0              8,444
Net loss for year                                     0    (1,404,021)        (1,404,021)
-----------------------------------------------------------------------------------------
BALANCE JUNE 30, 1999                            44,679    (3,508,454)           268,424
SHARES ISSUED FOR
  Cash on private placement                           0             0          3,975,000
  Exercise of options                                 0             0            256,700
  Release from escrow                                 0             0             75,558
  Services                                            0             0             13,000
  Settlement of debt                                  0             0            664,410
Stock option benefit                                  0             0             48,256
Promissory note repayment                             0             0            225,568
Foreign currency translation                      1,614             0              1,614
Net loss for the year                                 0    (1,537,402)        (1,537,402)
-----------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000                   $       46,293  $ (5,045,856)  $      3,991,128
-----------------------------------------------------------------------------------------


                                        F-5
See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(U.S. DOLLARS)

=================================================================================================================================
                                               COMMON                  PREFERRED
                                             STOCK AND                 STOCK AND
                                  SHARES      PAID-IN     SHARES OF     PAID-IN
                                OF COMMON     CAPITAL     PREFERRED     CAPITAL     PROMISSORY                         OTHER
                                  STOCK      IN EXCESS      STOCK      IN EXCESS      NOTES           SHARE        COMPREHENSIVE
                                  ISSUED       OF PAR       ISSUED      OF PAR      RECEIVABLE    SUBSCRIPTIONS       INCOME
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000          26,032,062  $ 8,384,781     664,410   $  664,410   $   (58,500)  $            0   $       46,293
SHARES ISSUED FOR
  Private placement                 81,885      112,480           0            0             0                0                0
  Exercise of options              517,000       91,515           0            0             0                0                0
  For services                     100,000       40,000           0            0             0                0                0
  Held in escrow
    (note 6(a)(ii)(b)(i))          218,115            0           0            0             0                0                0
Stock option benefit                     0      272,207           0            0             0                0                0
Dividends on preferred shares            0            0           0            0             0                0                0
Share subscriptions                      0            0           0            0             0           50,000                0
Redeemed shares                          0            0    (100,000)    (100,000)            0                0                0
Foreign currency translation             0            0           0            0             0                0              (26)
Net loss for the year                    0            0           0            0             0                0                0
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2001          26,949,062    8,900,983     564,410      564,410       (58,500)          50,000           46,267
SHARES ISSUED FOR
  Proprietary non-competition
    agreement (note 6(a)(i))       450,000      711,000           0            0             0                0                0
  Held in escrow                   700,000            0           0            0             0                0                0
  Exercise of options            2,263,500      971,200           0            0       (15,000)         (10,000)               0
  Exercise of warrants             325,000      130,000           0            0             0                0                0
  Subscriptions                    100,000       40,000           0            0             0          (40,000)               0
Stock option compensation                0      415,685           0            0             0                0                0
Shares released from escrow              0      954,582           0            0             0                0                0
Dividends on preferred shares            0            0           0            0             0                0                0
Redeemed shares                          0            0    (124,800)    (124,800)            0                0                0
Write-off of promissory
  note receivable                        0       (7,000)          0            0         7,000                0                0
Net loss for the year                    0            0           0            0             0                0                0
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2002          30,787,562  $12,116,450     439,610   $  439,610   $   (66,500)  $            0   $       46,267
---------------------------------------------------------------------------------------------------------------------------------


================================================================
                                   DEFICIT
                                 ACCUMULATED
                                 DURING THE          TOTAL
                                 DEVELOPMENT     STOCKHOLDERS'
                                    STAGE      EQUITY (DEFICIT)
----------------------------------------------------------------
BALANCE, JUNE 30, 2000          $ (5,045,856)  $      3,991,128
SHARES ISSUED FOR
  Private placement                        0            112,480
  Exercise of options                      0              1,515
  For services                             0             40,000
  Held in escrow
    (note 6(a)(ii)(b)(i))                  0                  0
Stock option benefit                       0            272,207
Dividends on preferred shares        (30,720)           (30,720)
Share subscriptions                        0             50,000
Redeemed shares                     (100,000)          (200,000)
Foreign currency translation               0                (26)
Net loss for the year             (4,000,169)        (4,000,169)
----------------------------------------------------------------
BALANCE, JUNE 30, 2001            (9,176,745)           326,415
SHARES ISSUED FOR
  Proprietary non-competition
    agreement (note 6(a)(i))               0            711,000
  Held in escrow                           0                  0
  Exercise of options                      0            946,200
  Exercise of warrants                     0            130,000
  Subscriptions                            0                  0
Stock option compensation                  0            415,685
Shares released from escrow                0            954,582
Dividends on preferred shares        (26,087)           (26,087)
Redeemed shares                     (187,200)          (312,000)
Write-off of promissory
  note receivable                          0                  0
Net loss for the year             (3,836,191)        (3,836,191)
----------------------------------------------------------------
BALANCE, JUNE 30, 2002          $(13,226,223)  $       (690,396)
----------------------------------------------------------------


                                        F-6
See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(U.S. DOLLARS)

===========================================================================================================================
                                             COMMON                PREFERRED
                                            STOCK AND              STOCK AND
                                 SHARES      PAID-IN    SHARES OF   PAID-IN
                               OF COMMON     CAPITAL    PREFERRED   CAPITAL     PROMISSORY                       OTHER
                                 STOCK      IN EXCESS     STOCK    IN EXCESS      NOTES          SHARE       COMPREHENSIVE
                                 ISSUED      OF PAR      ISSUED      OF PAR     RECEIVABLE   SUBSCRIPTIONS       INCOME
---------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2002         30,787,562  $12,116,450    439,610  $  439,610  $   (66,500)  $            0  $       46,267
SHARES ISSUED FOR
  Private placement for cash    1,684,000      842,050          0           0            0                0               0
  Settlement of debt              144,793      104,542          0           0            0                0               0
  Services                        200,000      196,000          0           0            0                0               0
  Exercise of options              52,500       43,750          0           0            0                0               0
  Exercise of warrants             55,000       27,500          0           0            0                0               0
  Subscription received
    (note 6(a)(vi))                     0            0          0           0            0          176,665               0
  Stock option compensation             0        5,460          0           0            0                0               0
  Settlement of lawsuit
    (note 10(b))                        0            0          0           0            0           35,250               0
  Dividends on preferred
    shares                              0            0          0           0            0                0               0
  Net loss for year                     0            0          0           0            0                0               0
---------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2003         32,923,855  $13,335,752    439,610  $  439,610  $   (66,500)  $      211,915  $       46,267
===========================================================================================================================


===============================================================
                                  DEFICIT
                                ACCUMULATED
                                DURING THE          TOTAL
                                DEVELOPMENT     STOCKHOLDERS'
                                   STAGE      EQUITY (DEFICIT)
---------------------------------------------------------------
BALANCE, JUNE 30, 2002         $(13,226,223)  $       (690,396)
SHARES ISSUED FOR
  Private placement for cash              0            842,050
  Settlement of debt                      0            104,542
  Services                                0            196,000
  Exercise of options                     0             43,750
  Exercise of warrants                    0             27,500
  Subscription received
    (note 6(a)(vi))                       0            176,665
  Stock option compensation               0              5,460
  Settlement of lawsuit
    (note 10(b))                          0             35,250
  Dividends on preferred
    shares                          (22,060)           (22,060)
  Net loss for year              (1,346,833)        (1,346,833)
---------------------------------------------------------------

BALANCE, JUNE 30, 2003         $(14,595,116)  $       (628,072)
===============================================================


                                        F-7
See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. DOLLARS)

======================================================================================================================
                                                                                                      PERIOD FROM
                                                                                                   FEBRUARY 12, 1996
                                                                 YEARS ENDED JUNE 30,             (INCEPTION) THROUGH
                                                           2003          2002          2001          JUNE 30, 2003
----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net loss                                             $(1,346,833)  $(3,836,191)  $(4,000,169)  $        (14,229,049)
  Adjustments to reconcile net loss to
  net cash used by operating activities
    Write-down of investment                                     0     1,249,999             0              1,249,999
    Cancellation of debt                                         0             0             0               (602,843)
    Proprietary, non-competition
      agreement (note 6(a)(i))                                   0       711,000                              711,000
    Consulting services and financing fees                 223,500       254,792        55,389                895,400
    Depreciation and amortization                           24,302        28,983        99,150                295,659
    Stock option compensation                                5,460       415,685       272,207                812,208
    Interest on beneficial conversion                            0             0             0                566,456
    Settlement of lawsuit                                   45,250             0             0                 60,250
    Write-down of license and operating assets                   0        46,842     1,382,046              1,853,542
    Bad debt                                                10,752        14,500        48,750                 76,571
  Changes in non-cash working capital
    Due from affiliated company                                  0             0             0               (116,000)
    Notes and accounts receivable                            3,873        (2,923)         (453)              (109,213)
    Inventory                                                    0             0       (21,842)               (46,842)
    Prepaid expenses                                         3,249       (14,928)        5,230                (11,844)
    Deferred revenue and other                             (13,232)            0             0                 (2,609)
    Accounts payable and accruals                         (112,371)      (95,852)      143,369                715,828
    Due to West Virginia University
      Research Corporation                                       0             0             0                397,296
----------------------------------------------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                   (1,156,050)   (1,228,093)   (2,016,323)            (7,484,191)
----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchase of property, equipment and
    intangibles assets                                           0             0       (66,401)              (200,935)
  Assets acquired and liabilities assumed
    on purchase of subsidiary                                    0             0             0               (129,474)
  Investment in and advances to affiliated companies             0             0      (950,000)            (2,000,000)
  License agreements                                             0             0             0               (124,835)
----------------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                            0             0    (1,016,401)            (2,455,244)
----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Repayment of loan                                              0             0       (45,000)               (45,000)
  Advances from stockholders                                     0             0             0              1,078,284
  Repayments to stockholders                                     0             0             0                (94,046)
  Subscriptions received                                   176,665             0        50,000                226,665
  Proceeds from issuance of common stock                   885,800     1,426,332       188,606              8,528,895
  Proceeds from convertible debentures                           0             0             0                600,000
  Share issue costs                                              0             0             0               (227,420)
----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                1,062,465     1,426,332       193,606             10,067,378
----------------------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                   0             0           (26)                46,267
----------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                (93,585)      198,239    (2,839,144)               174,210
CASH, BEGINNING OF YEAR                                    267,795        69,556     2,908,700                      0
----------------------------------------------------------------------------------------------------------------------
CASH, END OF YEAR                                      $   174,210   $   267,795   $    69,556   $            174,210
======================================================================================================================

Supplemental  cash  flow  information  (note  7)


                                        F-8
See notes to consolidated financial statements.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2003,  2002  AND  2001
(U.S.  DOLLARS)

================================================================================

1.   INCORPORATION  AND  NATURE  OF  OPERATIONS

     The Company was incorporated under the laws of the State of Nevada on February 12, 1996 and has its head office in Bellingham, Washington, U.S.A. The Company is in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. The Company is in the business of researching, developing and commercializing new antenna technologies.

     The Company will be devoting all of its resources to the research, development and commercialization of its antenna technologies. As a consequence, the value for the license of all other technologies was written off in 2001.

2.   GOING  CONCERN

     These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America on a going concern basis. This presumes funds will be available to finance on-going development, operations and capital expenditures and the realization of assets and the payment of liabilities in the normal course of operations for the foreseeable future.

     The Company has minimal capital resources presently available to meet obligations which normally can be expected to be incurred by similar companies, has a working capital deficiency (an excess of current liabilities over current assets) of $682,355 (2002 - $768,980) and has an accumulated deficit during the development stage of $14,595,116 (2002 - $13,226,223). These factors raise substantial doubt about the Company's ability to continue as a going concern and is dependent on its ability to obtain and maintain an appropriate level of financing on a timely basis and to achieve sufficient cash flows to cover obligations and expenses. Management is continuously working to obtain financing (note 6). The outcome of these matters cannot be predicted. These consolidated financial statements do not give effect to any adjustments to the amounts and classification of assets and liabilities which might be necessary should the Company be unable to continue its operations as a going concern.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2003,  2002  AND  2001
(U.S.  DOLLARS)

================================================================================

3.   SIGNIFICANT  ACCOUNTING  POLICIES

     (a)  Principles  of  consolidation

          These financial statements include the accounts of Integral Technologies, Inc. (a development stage company), its wholly-owned subsidiaries, Integral Vision Systems, Inc. ("IVSI") and Antek Wireless Inc. ("Antek") and its 76.625% owned subsidiary, Emergent Technologies Corp. ("ETC"). All intercompany balances and transactions have been eliminated. Investment in Continental Divide Robotics, Inc. ("CDRI") is accounted for using the cost method since the Company exerts no significant influence (note 5).

     (b)  Depreciation

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

     (d)  Stock  issued  in  exchange  for  services

          The valuation of the common stock issued in exchange for services is valued at an estimated fair market value as determined by officers and directors of the Company based upon other sales and issuances of the Company's common stock within the same general time period.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2003,  2002  AND  2001
(U.S.  DOLLARS)

================================================================================

3.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     (e)  Revenue  recognition

          As the Company is continuing development of its technologies, no significant revenues have been earned to date. The Company recognizes revenues at the time of delivery of the product to the customers.

     (f)  Foreign  currency  translation

          Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at weighted-average rates of exchange prevailing during the year. Translation adjustments are recorded in accumulated gains and losses not affecting retained earnings within stockholders' equity (deficit).

          Property and equipment and other non-monetary assets and liabilities of non-U.S. subsidiaries and branches that operate in U.S. dollars, or whose economic environment is highly inflationary, are translated at approximate exchange rates prevailing when the Company acquired the assets or liabilities. All other assets and liabilities are translated at year-end exchange rates. Cost of sales and depreciation are translated at historical exchange rates. All other income and expense items are translated at the weighted-average rates of exchange prevailing during the year. Gains and losses that result from translation are included in the determination of net loss.

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

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2003,  2002  AND  2001
(U.S.  DOLLARS)

================================================================================

3.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     (i)  Financial  instruments

          (a)  Fair  value

               The carrying value of cash, accounts receivable, accounts payable and accruals and due to West Virginia University Research Corporation approximate their fair value because of the short maturity of these financial instruments.

          (b)  Interest  rate  risk

               The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.

          (c)  Credit  risk

               The Company's financial assets that are exposed to credit risk consist primarily of cash which is placed with major financial institutions.

          (d)  Translation  risk

               The Company translates the results of non-US operations into US currency using rates approximating the average exchange rate for the year. The exchange rate may vary from time to time. This risk is considered nominal as the Company does not incur any significant transactions in non-US currency.

     (j)  Income  taxes

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

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2003,  2002  AND  2001
(U.S.  DOLLARS)

================================================================================

3.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     (k)  Stock-based  compensation

          The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees, and accordingly, compensation expense of $Nil (2002 - $7,800; 2001 - $219,200) was recognized as salaries expense. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option
          - pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been as follows:

          ===========================================================================================
                                                                 2003          2002          2001
          -------------------------------------------------------------------------------------------

          Net loss, as reported                              $(1,346,833)  $(3,836,191)  $(4,000,169)
          Add:  Stock-based employee compensation
          expense under intrinsic value method included in
          reporting net income, net of related tax effects             0         7,800       219,200

          Deduct:  Total stock-based compensation
          expense determined under fair value based
          method for all awards, net of related tax effects     (230,180)     (320,640)     (392,000)
          -------------------------------------------------------------------------------------------

          Net loss, pro-forma                                $(1,577,013)  $(4,149,031)  $(4,172,969)
          ===========================================================================================

          Net loss per share, as reported                    $     (0.04)  $     (0.13)  $     (0.15)
          Add:  Stock-based employee compensation
          expense under intrinsic value method included in
          reporting net income, net of related tax effects          0.00          0.00          0.01

          Deduct:  Total stock-based compensation
          expense determined under fair value based
          method for all awards, net of related tax effects        (0.01)        (0.01)        (0.02)
          -------------------------------------------------------------------------------------------

          Net loss per share, pro-forma                      $     (0.05)  $     (0.14)  $     (0.16)
          ===========================================================================================

          The Company applies SFAS 123 in accounting for its stock options granted to non-employees, and accordingly, compensation expense of $5,460 (2002 - $Nil; 2001 - $53,007) was recognized as consulting expense.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2003,  2002  AND  2001
(U.S.  DOLLARS)

================================================================================

3.   SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

     (k)  Stock  based  compensation  (Continued)

          The fair value of each option grant is calculated using the following weighted average assumptions:

          ======================================================================
                                              2003         2002         2001
          ----------------------------------------------------------------------
          Expected life (years)                   2.2            2            5
          Interest rate                          3.00%        4.38%        5.00%
          Volatility                            51.50%       71.86%       61.04%
          Dividend yield                         0.00%        0.00%        0.00%
          ======================================================================

     (l)  Comprehensive  income

          Other comprehensive income includes revenues and expenses and unrealized gains and losses that under accounting principles generally accepted in the United States of America are excluded from net income
          (loss) and are recorded directly as an adjustment to stockholders' equity, net of tax. When the unrealized gains and losses are realized they are reclassified from other comprehensive income and included in net income. The Company's other comprehensive income (loss) is composed of unrealized gains and losses from foreign currency translation adjustments.

     (m)  Recent  accounting  pronouncements

          (i)  In  December  2002,  FASB  issued  SFAS  148,  "Accounting  for
               Stock-based Compensation - Transition and Disclosure, an amendment to SFAS 123". SFAS 148 provides two additional transition methods for entities that adopt the preferable method of accounting for stock-based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value method of accounting. These disclosures are now required for interim periods in additional to the traditional annual disclosure. The amendment to SFAS 123, which provides for additional methods, are effective for the periods beginning after December 15, 2002, although earlier application is permitted. The amendments to the disclosure requirements are required for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted these requirements effective July 1, 2002.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2003,  2002  AND  2001
(U.S.  DOLLARS)

================================================================================

3.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     (m)  Recent  accounting  pronouncements  (Continued)

          (ii) In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

          (iii)On April 30, 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The Company believes the adoption of Statement 149 will not have any effect on its consolidated financial position, results of operations or cash flows.

          (iv) On May 15, 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The Company adopted Statement 150 on July 1, 2003 and believes the effect of adopting this statement will not have any impact on its consolidated financial position, results of operations or cash flows.

          (v) On April 2002, the FASB issued statement No. 145, Rescission of FASB No. 4 Reporting Gains and Losses from Extinguishment of Debt, and amendment of FASB No. 64 Extinguishment of Debt made to Satisfy Sinking-fund Requirements. This statement also rescinds FASB No. 44 Accounting for intangible Assets of Motor Carriers and also amends FASB No 13 Accounting for leases to eliminate an inconsistency in accounting for sale-leaseback. The Company adopted this statement effective July 1, 2002. The impact of adopting this statement is the reclassification of cancellation of debt, previously recorded as extraordinary item, to other income.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2003,  2002  AND  2001
(U.S.  DOLLARS)

================================================================================

4.   PROPERTY  AND  EQUIPMENT

     ===========================================================================
                                                    2003              2002
     ---------------------------------------------------------------------------
     Machinery, furniture and equipment       $       148,940   $       148,940
     Computer hardware and software                    39,419            39,419
     Molds                                              4,800             4,800
     ----------------------------------------------------------------------

                                                      193,159           193,159
     Less:  Accumulated depreciation                 (138,877)         (114,576)
     ---------------------------------------------------------------------------

                                              $        54,282   $        78,583
     ===========================================================================

5.   INVESTMENTS

     In July 2000, the Company executed a Stock Purchase Agreement with Continental Divide Robatics Inc. ("CDRI") related to the acquisition of a minority interest in CDRI. CDRI has developed certain proprietary hardware and software systems that use a radio-navigation, satellite-based Global Positioning System to track individuals, on a real time basis.

     Pursuant to the agreement, the Company invested $1.25 million dollars to acquire 20.33% of the outstanding common stock of CDRI. Because the Company has no influence or control over CDRI, and no ability to exercise significant influence over CDRI, the Company's investment has been recorded at cost using the cost method.

     CDRI is a privately held company and there is no public market for its common stock. CDRI has a working capital deficiency and has sustained continued significant operating losses. Due to the Company's lack of control over the operations of CDRI, lack of information concerning the business prospects of CDRI, lack of financial information concerning the ability of CDRI to continue as a going concern, and lack of liquidity for the Company's investment in CDRI during the year ended June 30, 2002, the Company wrote down its investment in CDRI from $1,250,000 to a nominal value of $1. This decision was made in consideration of the foregoing, and in order to conform with accounting principles generally accepted in the United States of America. However, CDRI remains an active business entity, possessing proprietary technology, and continues to market its technology. The Company has no current information to suggest that the CDRI technology or the business opportunity for such technology has been negatively impacted. The Company continues to retain its ownership position in CDRI.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2003,  2002  AND  2001
(U.S.  DOLLARS)

================================================================================

6.   STOCKHOLDERS'  EQUITY  (DEFICIT)

     (a)  Common  stock

          (i) During the year ended June 30, 2002, the Company entered into a proprietary, non-disclosure and non-solicitation agreement with two of its employees whereby, for a total of 450,000 common shares, these employees will not disclose any information that is defined as confidential by the Company in this agreement; the employees will work for the Company exclusively while employed by the Company and will not work for a competitor for a period of at least three years after leaving the Company. These shares were recorded at $1.58 per common share being the market price at the date of issue for a total charge to operations of $711,000.

          (ii) Private  placement  agreement

               (a) During the year ended June 30, 2000, the Company entered into a private placement agreement with Swartz Private Equity, LLC ("Swartz") which called for periodic purchases over a three year period of up to $25,000,000 of the Company's common stock. This agreement expired May 2003.

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

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2003,  2002  AND  2001
(U.S.  DOLLARS)

================================================================================

6.   STOCKHOLDERS'  EQUITY  (DEFICIT)  (Continued)

    (a)  Common  stock  (Continued)

         (ii) Private  placement  agreement  (Continued)

               If the Company has not put a minimum of $1,000,000 in aggregate Put Dollar Amount during any six month period of time during the term of the Investment Agreement, the Company will be required to pay Swartz a non-usage fee equal to the difference of $100,000 minus 10% of the aggregate Put Dollar Amount of the Put Shares put to Swartz during such six month period. In the event that the Company delivers a termination notice to Swartz or an automatic termination occurs, the Company must pay Swartz a termination fee equal to the greater of the non-usage fee for the applicable period or the difference of $200,000 minus 10% of the aggregate Put Dollar Amount of the Put Shares put to Swartz during all Puts to such date. The non-usage fee for the year ended June 30, 2003 has been waived as the agreement expired. The non-usage fee for the year ended June 30, 2002 of $104,542 was settled in 2003 by issuance of 144,793 shares of common stock. The non-usage fee for the period prior to August 3, 2001 has been waived by Swartz.

               (b)  Pursuant  to  this  agreement:

                    (i) During the year ended June 30, 2001, the Company issued 300,000 shares to be held in escrow to exercise a put. Of these, 81,885 shares were released on the exercise of the put and 218,115 are held in escrow for future put exercises.

                         As partial consideration of the investment agreement the Company issued warrants to Swartz to purchase 495,000 shares of common stock (note 6(d)(i)).

                    (ii) During the year ended June 30, 2002, the Company issued
                         700,000 shares held in escrow to exercise puts. 775,975 shares were released on the exercise of these puts for total proceeds of $954,582, leaving 142,140 shares in escrow at June 30, 2002. As part of these puts 85,788 warrants were issued (note 6(d)(ii).

                   (iii) During  the  year  ended  June  30, 2003, the Company settled the non-usage fee of $104,542 due to Swartz by issuing 144,793 shares of common stock.

                    (iv) Subsequent  to  June  30,  2003,  the 142,140 shares in escrow  were  returned  to  the  Company and cancelled.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2003,  2002  AND  2001
(U.S.  DOLLARS)

================================================================================

6.   STOCKHOLDERS'  EQUITY  (DEFICIT)  (Continued)

     (a)  Common  stock  (continued)

         (iii) During the year ended June 30, 2003, the Company entered into a private placement agreement with various investors whereby the Company issued 1,684,000 units consisting of one share of common stock and one-half a share purchase warrant at a price of $0.50 per unit. Each whole warrant is exercisable at a price of $0.75 per share and expires two years after the date of grant.

          (iv) During the year ended June 30, 2003, the Company entered into a letter of agreement whereby the Company will pay a monthly fee of $10,000 for investor relations and maintenance fees commencing March 7, 2003 for a period of one year. For introductions for private placement money, the Company will pay a three percent fee for every one million dollars raised through this agreement.

               As part of this agreement, the Company agreed to issue 200,000 common shares which was recognized as consulting expense at market value on the date of the transaction totalling $196,000.

          (v) During the year ended June 30, 2003, the Company issued 55,000 shares at a price of $0.50 per share on exercise of warrants.

          (vi) Subsequent to June 30, 2003, the Company entered into a private placement whereby the Company will issue a total of 898,336 shares at a price of $0.75 per share and 449,168 share purchase warrants exercisable within two years with an exercise price of $1.00 per share. As at June 30, 2003, $176,665 has been received pursuant to this agreement.

     (b)  Preferred  stock

          The preferred stock may be issued in one or more series. The distinguishing features of each series including preference, rights and restriction are to be determined by the Company's Board of Directors upon the establishment of each such series.

          During the year ended June 30, 2000, the Company designated 1,000,000 of its authorized 20,000,000 preferred shares as Series A Convertible Preferred Stock with a par value of $0.001 each and a stated value and liquidation preference of $1.00 per share. Cumulative dividends are accrued at the rate of 5% annually, payable at the option of the Company. The shares may be converted to restricted shares of common stock at the average trading price ten days prior to conversion, and entitled to votes equal to the number of shares of common stock into which each series of preferred stock may be converted. Each Series A Convertible Preferred Stock may be redeemed by the Company for $1.50 each within one year after the date of issue, and for $2.00, $2.50, $3.00 and $3.50 per share in each of the subsequent four years after the date of issue.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2003,  2002  AND  2001
(U.S.  DOLLARS)

================================================================================

6.   STOCKHOLDERS'  EQUITY  (DEFICIT)  (Continued)

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

          The following table summarizes the Company's stock option activity for the years ended June 30, 2003, 2002 and 2001:

          =====================================================================
                                                                      Weighted
                                                         Exercise      Average
                                           Number         Price       Exercise
                                          of Shares     Per Share       Price
          ---------------------------------------------------------------------
          Balance, June 30, 2000          1,610,000   $0.15 to $2.00  $    0.27
          Granted during the year
            June 30, 2001                   689,500   $0.15 to $0.65  $    0.50
          Cancelled                        (209,000)  $         0.15  $    0.15
          Expired                          (235,000)  $0.15 to $2.00  $    0.66
          Exercised                        (517,000)  $0.15 to $0.20  $    0.17
          ---------------------------------------------------------------------
          Balance, June 30, 2001          1,338,500   $0.15 to $1.00  $    0.35
          Granted during the year
            June 30, 2002                 2,430,000   $0.40 to $1.50  $    0.63
          Exercised                      (2,463,500)  $0.15 to $1.20  $    0.41
          ---------------------------------------------------------------------
          Balance, June 30, 2002          1,305,000   $0.40 to $1.50  $    0.76
          Granted during the year
            June 30, 2003                 1,230,000   $          100  $    1.00
          Exercised                         (52,500)  $0.69 to $1.50  $    0.83
          Cancelled                        (575,000)  $0.40 to $1.00  $    0.66
          ---------------------------------------------------------------------

          Balance, June 30, 2003          1,907,500   $0.40 to $1.50  $    0.94
          =====================================================================

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2003,  2002  AND  2001
(U.S.  DOLLARS)

================================================================================

6.  STOCKHOLDERS'  EQUITY  (DEFICIT)  (Continued)

    (c)  Stock  options  (Continued)

          The following summarizes the options outstanding at June 30, 2003 and 2002 all of which were fully vested at these dates:

          ============================================================================
                                     Exercise          Number of           Shares
          Expiry Date                  Price              2003              2002
          ----------------------------------------------------------------------------
          August 31, 2003          $ 0.40 to $1.50         1,077,500         1,305,000
          December 31, 2005            $1.00                 830,000                 0
          ============================================================================

          Pursuant  to  the  2001  Plan:

          (i) During the year ended June 30, 2003, the Company granted a total of 1,230,000 stock options to officers, directors and key employees at an exercise price of $1.00 per common share. 400,000 of these options are fully vested at the date of grant and expire August 31, 2003 and 830,000 vested January 1, 2003 and expire December 31, 2005.

          (ii) During the year ended June 30, 2002, the Company granted a total of 2,430,000 fully vested stock options to officers, directors, key employees and consultants at an exercise price ranging from $0.40 to $1.50 per share which will expire August 31, 2003.

          Subsequent to June 30, 2003, the Company extended the options with an expiry date of August 31, 2003 to August 31, 2004.

          In April 2003, the Company adopted the "Integral Technologies, Inc. 2003 Stock Plan" (the "2003 Plan"), a non-qualified stock option plan under which the Company may issue up to 1,500,000 stock options. As of June 30, 2003, no options have been granted with respect to this plan.

     (d)  Stock  purchase  warrants

          At June 30, 2003, the following stock purchase warrants were outstanding:

          (i) 440,000 (2002 - 495,000) with an adjusted exercise price of $0.50 exercisable before November 10, 2005;

          (ii) 85,788 (2002 - 85,788) with exercise prices ranging from $0.51 to $1.18 exercisable on or before November 10, 2005; and

         (iii) 842,000 with exercise price of $0.75 exercisable before November 1, 2004.

          Both (i) and (ii) above have reset provisions, whereby the exercise price is adjusted to 110% of the five day average on every month's anniversary of the warrants.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2003,  2002  AND  2001
(U.S.  DOLLARS)

================================================================================

6.   STOCKHOLDERS'  EQUITY  (DEFICIT)(Continued)

     (e)  Promissory  notes  receivable  at  June  30,  2003  includes:

          (i)  $31,500  (2002  -  $31,500)  due  on  exercise  of  210,000 stock options, interest at 10% per annum, due November 1, 2002, subsequently extended to June 30, 2003.

          (ii) $20,000  (2002  -  $20,000)  due  on  exercise  of  100,000 stock options,  interest  at  8%  per  annum  due  June  6,  2002.

         (iii) $15,000  (2002  -  $15,000)  due  on  exercise  of  23,000  stock options,  interest  at  10%  per  annum  due  June  30,  2003.

          As at September 3, 2003, these notes have not been collected. Shares issued on exercise of options are restricted for trading by the Company. The restrictions will not be removed until the respective notes are paid to the Company.

7.   SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION

     ===============================================================================================
                                                                                       PERIOD FROM
                                                                                      FEBRUARY 12,
                                                                                          1996
                                                                                       (INCEPTION)
                                                                                         THROUGH
                                                          2003      2002     2001     JUNE 30, 2003
     -----------------------------------------------------------------------------------------------
     SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
     SHARES ISSUED
       For property and equipment                       $      0  $ 18,000  $     0  $        23,000
       For proprietary agreement                               0   711,000        0          711,000
       For settlement of accounts payable                104,542   124,200        0          124,200
       For services (provided by officers
         and directors)                                        0         0        0          120,000
       For settlement of lawsuit                               0         0        0           15,000
       For services                                      223,500   150,250   45,265          634,911
       For acquisition of subsidiary                           0         0        0          894,200
     SUPPLEMENT CASH FLOW INFORMATION
       Interest paid                                           0         0        0           81,111
       Income tax paid                                         0         0        0                0
     ===============================================================================================

8.   RELATED  PARTY  TRANSACTIONS

     (a)  Accounts  payable at June 30, 2003 includes $269,660 (2002 - $178,128)
          due  to  two  directors  and  officers  of  the  Company.

     (b)  The  Company  incurred $340,000 (2002 - $312,000; 2001 - $276,000) for wages  due  to  two  directors  and  officers  of  the  Company.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2003,  2002  AND  2001
(U.S.  DOLLARS)

================================================================================

9.   INCOME  TAXES

     Deferred income taxes reflect the tax effect of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are as follows:

     ================================================================================================
                                                  2003                2002                2001
     ------------------------------------------------------------------------------------------------
     Deferred income tax assets
       Net operating loss
         and credit
         Carryforwards                     $       3,900,000   $       3,400,000   $       2,400,000
       Temporary differences
         on property and
         equipment depreciation                       (1,000)             (1,000)             (1,000)
     ------------------------------------------------------------------------------------------------

     Gross deferred tax assets                     3,899,000           3,399,000           2,399,000
     Valuation allowance                          (3,899,000)         (3,399,000)         (2,399,000)
     ------------------------------------------------------------------------------------------------

                                           $               0   $               0   $               0
     ================================================================================================

     As at June 30, 2003 the Company's net operating loss carryforwards for income tax purposes were approximately $8,300,000. If not utilized, they will start to expire in 2017.

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

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2003,  2002  AND  2001
(U.S.  DOLLARS)

================================================================================

10.  CONTINGENCIES  (Continued)

     (b) On August 9, 2000, the Company filed a Petition for Order to Compel Arbitration against Joffre Rolland in the District Court of Clark County, State of Nevada. The purpose of the Petition for Order to Compel Arbitration was to require Joffre Rolland, a former employee, to arbitrate employment issues that had arisen under contracts he had entered into with the Company. On November 3, 2000, the Nevada State Court ordered Joffre Rolland to arbitrate the dispute in the State of Nevada. Instead of arbitrating as required by the Nevada State Court Order, Joffre Rolland and Robin Rolland (the "Rollands") filed suit against the Company and ETC in October 2000 in the Circuit Court of Harrison County, West Virginia. The Rollands' complaint alleges that the Rollands suffered damages and are seeking in excess of $18 million in damages (including at least $18 million for lost sales royalties) for their claims for relief. The Company filed a petition in the U.S. District Court, District of Nevada, for an order compelling arbitration. On June 6, 2001, the U.S. District Court of Nevada ordered the dispute between the parties be arbitrated in Nevada, and that the action pending before the West Virginia State Court be stayed pending completion of the arbitration. The parties have commenced the process of arbitration. Management intends to vigorously defend against these claims. As the outcome of this litigation cannot be determined at this time, any adjustments required will be recorded by the Company when the outcome becomes determinable.

          In a mutual release in full of all claims dated August 5, 2003, the Rollands received the following consideration:

          (a) Integral agreed to amend U.S. patent number 6,320,548 B1 and U.S. patent number 6,329,950 B1 to add Joffre J. Rolland Jr. as an inventor.

          (b) Joffre J. Rolland Jr. will be entitled to receive future royalties on any sales of products covered by U.S. patent number 6,320,548 B1 and U.S. patent number 6,329,950 B1.

          (c) Joffre J. Rolland Jr. will receive $10,000 in cash and 37,500 shares of Integral common stock, issued pursuant to Rule 144.

          The settlement has been recorded in the accounts at June 30, 2003. These shares were issued subsequent to year end.

     (c) On April 4, 2003, a suit was filed against the Company by James E. Smith seeking damages in excess of one million dollars for claims for relief of Breach of Contract, Quantum Mervit and/or Promissory Estoppel, Fraud, Conversion and Negligence. The Company has denied these allegations and asserted several Affirmative Defenses.

          In addition, the Company filed counter-claims against James E. Smith for relief of Intentional Misrepresentation, Breach of Contract Negligence, Misrepresentation, Rescission and Restitution. The parties have participated in mediation to resolve the litigation but no resolution has been reached as at September 3, 2003. Trial is schedule to commence July 26, 2004.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2003,  2002  AND  2001
(U.S.  DOLLARS)

================================================================================

11.  COMPREHENSIVE  LOSS

     ===========================================================================
                                                                   PERIOD FROM
                                                                  FEBRUARY 12,
                                                                      1996
                                                                   (INCEPTION)
                                                                     THROUGH
                           2003          2002          2001       JUNE 30, 2003
     ---------------------------------------------------------------------------
     Net loss          $(1,346,833)  $(3,836,191)  $(4,000,169)  $  (14,229,049)
     Other
       comprehensive
       Income (loss)             0             0           (26)          46,267
     ---------------------------------------------------------------------------

     Comprehensive
       Loss            $(1,346,833)  $(3,836,191)  $(4,000,195)  $  (14,182,782)
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

                                                                      Director of
Name                 Age          Position with Registrant          Registrant Since
------------------------------------------------------------------------------------
William S. Robinson   46  Chairman, CEO and Treasurer               February 1996

William A. Ince       52  Director, President, Secretary and Chief  February 1996
                          Financial Officer


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

SIGNIFICANT  EMPLOYEES  OF  THE  COMPANY  AND  ITS  SUBSIDIARIES

TOM AISENBREY, General Manager and Chief Technology Officer, has been with the Company since February 2001. Mr. Aisenbrey is an accomplished executive program manager with 27 years of experience in a variety of electronic industries, with design & development of multiple computer oriented products, specializing in wireless products. Mr. Aisenbrey is responsible for the development of the Company's antenna technologies.


SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended June 30, 2003, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were complied with by such persons.


ITEM  10.  EXECUTIVE  COMPENSATION.
-----------------------------------

(a)  General

     The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to the executive officers of the Company, and other individuals for whom disclosure is required, for all services rendered in all capacities to the Company and its subsidiaries.

(b)  Summary  Compensation  Table

     The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, to or for Integral's Chief Executive Officer and each of the other executive officers of Integral, during the fiscal years ended June 30, 2003, 2002 and 2001.

                                           Annual Compensation
                                     --------------------------------
          (a)                (b)       (c)        (d)        (e)
          Name                                              Other
          And                Year                           Annual
        Principal           Ended     Salary     Bonus   Compensation
        Position           June 30     ($)        ($)         ($)
---------------------------------------------------------------------
William S. Robinson,           2003  $ 170,000     -0-            -0-
Director, Chairman, CEO,       2002  $ 156,000     -0-            -0-
Treasurer (n1)                 2001  $ 138,000     -0-            -0-

William A. Ince,               2003  $ 170,000     -0-            -0-
Director, President,           2002  $ 156,000     -0-            -0-
Secretary, CFO (n2)            2001  $ 138,000     -0-            -0-

                                                          Long Term Compensation
                                                    -----------------------------------
                                                          Awards             Payouts
                                                    -----------------------------------
(a)                                         (b)         (f)          (g)        (h)          (i)
Name                                                Restricted
And                                         Year       Stock       Shares       LTIP      All Other
Principal                                  Ended     Award(s)    Underlying   Payouts    Compensation
Position                                  June 30       ($)        Options      ($)          ($)
-----------------------------------------------------------------------------------------------------
William S. Robinson,
Chairman, CEO, Treasurer (n1)                2003          -0-      415,000       -0-            -0-
                                             2002          -0-          -0-       -0-  $  93,600 (n3)
                                             2001          -0-      240,000       -0-  $  50,000 (n4)

William A. Ince,
Director, President, Secretary, CFO (n2)     2003          -0-      415,000       -0-            -0-
                                             2002          -0-          -0-       -0-  $  93,600 (n3)
                                             2001          -0-      240,000       -0-  $  50,000 (n4)

     (n1) As of June 30, 2003, of the $170,000 salary earned for the year then ended, the Company owed Mr. Robinson $103,275 of this amount as accrued but unpaid salary for the year then ended.

     (n2) As of June 30, 2003, of the $170,000 salary earned for the year then ended, the Company owed Mr. Ince $127,375 of this amount as accrued but unpaid salary for the year then ended.

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

(c)  Option/SAR  Grants  in  Last  Fiscal  Year

     The information provided in the table below provides information with respect to individual grants of stock options for the year ended June 30, 2003 to each of the persons named in the Summary Compensation Table above. Integral did not grant any stock appreciation rights for the year ended June 30, 2003.

                         OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                  Individual Grants

           (a)                    (b)            (c)            (d)           (e)
                                             % of Total
                               Number of    Options/SARS
                              Securities     Granted to
                              Underlying      Employees     Exercise or
                             Options/SARs     in Fiscal     Base Price    Expiration
           Name               Granted (#)     Year (n1)       ($/Sh)         Date
-------------------------------------------------------------------------------------
William S. Robinson,          415,000 (n2)            34%  $        1.00   12/31/2005
Chairman, CEO, Treasurer

William A. Ince, Director,    415,000 (n3)            34%  $        1.00   12/31/2005
President, Secretary, CFO

     (n1) The percentage of total options granted (1,230,000) in the fiscal year is based upon all options granted to eligible participants, which includes officers, directors, employees, consultants and advisors, under Integral's 2001 Stock Plan during the year ended June 30, 2003.

     (n2) William S. Robinson: On July 1, 2002, Mr. Robinson was granted 415,000 options under Integral's 2001 Stock Plan.

     (n3) William A. Ince: On July 1, 2002, Mr. Ince was granted 415,000 options under Integral's 2001 Stock Plan.

(d) Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

     The information provided in the table below provides information with respect to each exercise of stock options during most recent fiscal year ended June 30, 2003 by the persons named in the Summary Compensation Table and the fiscal year end value of unexercised options.

         (a)               (b)          (c)              (d)                   (e)
                                                      Number of             Value of
                                                Securities Underlying      Unexercised
                                                     Unexercised          In-the-Money
                                                   Options/SARs at       Options/SARs at
                          Shares       Value          FY-End (#)            FY-End($)
                       Acquired on   Realized        Exercisable/         Exercisable/
        Name           Exercise (#)   ($)(n1)       Unexercisable       Unexercisable(n1)
-----------------------------------------------------------------------------------------
William S. Robinson             -0-       N/A              415,000/-0-            -0-/-0-
Director, Chairman,
CEO, Treasurer

William A. Ince                 -0-       N/A              415,000/-0-            -0-/-0-
Director, President,
Secretary, CFO


     (n1)  The  aggregate  dollar  values  in  columns  (c)  and  (e)  are  calculated by determining  the  difference between the fair market value of the common stock underlying the  options  and  the  exercise  price  of  the  options at exercise or fiscal year end,
respectively.   At  June  30,  2003,  all  options held by Messrs. Robinson and Ince were out-of-the money (the exercise price of $1.00 was greater than the market price of $.82).

(e)  Long-Term  Incentive  Plans  ("LTIP")  -  Awards  in  Last  Fiscal  Year

     This table has been omitted, as no executive officers named in the Summary Compensation Table above received any awards pursuant to any LTIP during the fiscal year ended June 30, 2003.

(f)  Compensation of Directors

     No compensation was paid by Integral to its Directors for any service provided as a Director during the fiscal year ended June 30, 2003. There are no other formal or informal understandings or arrangements relating to compensation; however, Directors may be reimbursed for all reasonable expenses incurred by them in conducting Integral's business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.

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

(h)  Employee  Benefit  and  Consulting  Services  Compensation  Plans

     As  of  June  30,  2002,  Integral  had two Employee Benefit and Consulting
Services  Compensation  Plans  in  effect.

     On January 2, 2001, Integral adopted an employee benefit and consulting services compensation plan entitled the Integral Technologies, Inc. 2001 Stock Plan (the "2001 Plan"), which was amended on December 17, 2001. As amended, the 2001 Plan covers up to 3,500,000 shares of common stock. The 2001 Plan has not previously been approved by security holders.

     On April 4, 2003, Integral adopted an employee benefit and consulting services compensation plan entitled the Integral Technologies, Inc. 2003 Stock Plan (the "2003 Plan). The 2003 Plan covers up to 1,500,000 shares of common stock. The 2003 Plan has not previously been approved by security holders.

     Under both Plans, Integral may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of Integral and its subsidiaries. The purpose of the Plans is to promote the best interests of Integral and its shareholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of Integral. The Plans are administered by Integral's Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which Integral or its subsidiaries is liable if a direct issue of stock and all other terms on which each option shall be granted.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED  STOCKHOLDER  MATTERS..
-------------------------------

A.   Common  Stock

     The following table sets forth, as of September 25, 2003 the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral's common stock, each Officer and Director individually and all Directors and Officers of Integral as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

====================================================================================================
Name and Address of                           Amount and Nature of Beneficial
Beneficial Owner (1)                                  Ownership(1)(2)           Percent of Class (3)
----------------------------------------------------------------------------------------------------
William S. Robinson (4)
#3 1070 West Pender St.                                              2,373,533                  7.0%
Vancouver, B.C.  V6E 2N7
----------------------------------------------------------------------------------------------------
William A. Ince (5)
805 W. Orchard Dr., Suite #3                                         2,188,833                  6.4%
 Bellingham, WA  98225
----------------------------------------------------------------------------------------------------
James Smith
Route 4, Box E36                                                     1,857,140                  5.5%
 Bruceton Mills, WV  26330
====================================================================================================
All officers and directors of Integral as a
group (2 persons)                                                    4,562,366                 13.2%
====================================================================================================

(1) Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(2) Includes vested options beneficially owned but not yet exercised and outstanding, if any. The table does not include the effects of conversion by Mr. Robinson and Mr. Ince of their shares of Series A Convertible Preferred Stock ("Series A"), which are convertible into shares of common stock at a conversion rate that varies with the market price of the common stock at the time of conversion. The conversion rate is determined by dividing the number of shares of Series A being converted by the average of the high and low bid prices of Integral's common stock reported by the OTC Bulletin Board over the ten trading days preceding the date of conversion. Mr. Robinson owns 329,797 shares of Series A and Mr. Ince owns 109,813 shares of Series A. As of September 25, 2003, the conversion rate was $1.09 per share, so Mr. Robinson's 329,797 shares of Series A were convertible into 302,566 shares of common stock, and Mr. Ince's 109,813 shares of Series A were convertible into 100,746 shares of common stock. The actual number of shares of common stock receivable by Messrs. Robinson and Ince upon conversion of the Series A would depend on the actual conversion rate in effect at the time of conversion.

(3) Based upon 33,717,551 shares issued and outstanding, plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(4) Mr. Robinson is an officer and director of Integral and each of its subsidiaries. Beneficial ownership figure includes 415,000 shares underlying options.

(5) Mr. Ince is an officer and director of Integral and each of its subsidiaries. Beneficial ownership figure includes 415,000 shares underlying options.

B.   Series  A  Convertible  Preferred  Stock

     The following table sets forth, as of September 25, 2003, the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral's Series A Convertible Preferred Stock, each Officer and Director individually and all Directors and Officers of Integral as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

===========================================================================================
Name and Address of                            Amount and Nature of
Beneficial Owner (1)                          Beneficial Ownership(1)  Percent of Class (2)
-------------------------------------------------------------------------------------------
William S. Robinson (3)
#3 1070 West Pender St.                                       329,797                   75%
Vancouver, B.C.  V6E 2N7
-------------------------------------------------------------------------------------------
William A. Ince (4
805 W. Orchard Dr., Suite #3                                  109,813                   25%
Bellingham, WA  98225
===========================================================================================
All officers and directors of Integral as a
group (2 persons)                                             439,610                  100%
===========================================================================================

(1) Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(2) Based upon 439,610 Series A Convertible Preferred shares issued and outstanding.

(3) Mr. Robinson is an officer and director of Integral and each of its subsidiaries.

(4) Mr. Ince is an officer and director of Integral and each of its subsidiaries.


EQUITY COMPENSATION PLAN INFORMATION

     The following information concerning the Company's equity compensation plans is as of the end of the fiscal year ended June 30, 2003:

--------------------------------------------------------------------------------------------------------------------
                           Number of securities to be         Weighted-average             Number of securities
                             issued upon exercise of     exercise price of options,   available for future issuance
                              outstanding options,          warrants and rights         under equity compensation
                               warrants and rights                                     plans (excluding securities
                                                                                         reflected in column (a))

                                       (a)                          (b)                            (c)
Plan category
--------------------------------------------------------------------------------------------------------------------

Equity compensation plans
approved by security
holders                    N/A                          N/A                           N/A
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                    1,907,500                    $0.94                          1,687,500
--------------------------------------------------------------------------------------------------------------------

Total                      1,907,500                    $0.94                          1,687,500
--------------------------------------------------------------------------------------------------------------------

     As  of  June  30,  2002,  Integral  had two Employee Benefit and Consulting
Services  Compensation  Plans  in  effect.

     On January 2, 2001, Integral adopted an employee benefit and consulting services compensation plan entitled the Integral Technologies, Inc. 2001 Stock Plan (the "2001 Plan"), which was amended on December 17, 2001. As amended, the 2001 Plan covers up to 3,500,000 shares of common stock. The 2001 Plan has not previously been approved by security holders.

     On April 4, 2003, Integral adopted an employee benefit and consulting services compensation plan entitled the Integral Technologies, Inc. 2003 Stock Plan (the "2003 Plan). The 2003 Plan covers up to 1,500,000 shares of common stock. The 2003 Plan has not previously been approved by security holders.

     Under both Plans, Integral may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of Integral and its subsidiaries. The purpose of the Plans is to promote the best interests of Integral and its shareholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of Integral. The Plans are administered by Integral's Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which Integral or its subsidiaries is liable if a direct issue of stock and all other terms on which each option shall be granted.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
--------------------------------------------------------------

     During the last two fiscal years, the company entered into the following transactions in with its officers and directors have a material interest:

(a) In August 2001, the Company issued an aggregate of 700,000 shares of its common stock to Mr. Robinson (350,000) and Mr. Ince (350,000) upon exercise of options pursuant to the Employee Benefit and Consulting Services Compensation Plan. The options had exercise prices of $0.15 to $.23 per share. The Company issued the shares in consideration for a reduction of an aggregate of $124,200 of accrued salaries payable ($62,100 for Mr. Robinson and $62,100 for Mr. Ince).

(b) In March 2002, the Company redeemed an aggregate of 124,800 shares of Series A Preferred Stock from Mr. Robinson (62,400 shares) and Mr. Ince (62,400 shares) at a predetermined redemption price of $2.50 per share. The stated value of the Series A Preferred Stock is $1.00 per share, which resulted in a redemption premium of $1.50 per share over the stated value.

(c) A 5% dividend on the Series A Preferred Stock, payable in cash or shares of common stock at the election of the Company, has been accrued but not paid. As of the year ended June 30, 2003, $72,513 was accrued to Mr. Robinson and $32,268 was accrued to Mr. Ince.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
-------------------------------------------------

(a)  List  of  Exhibits.

Exhibit No.  Description
-----------  -----------

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

4.3          Investment Agreement dated May 11, 2000, by and between Integral and Swartz Private Equity, LLC.
             (Incorporated by reference to Exhibit 4.3 of Integral's registration statement on Form SB-2 (file no.
             333-41938) filed July 21, 2000.)

4.4          Warrant to purchase common stock issued to Swartz on May 11, 2000, exercisable to purchase an aggregate of 495,000 shares of common stock granted to Swartz in connection with the offering of securities described in Exhibit 4.3.  (Incorporated by reference to Exhibit 4.4 of Integral's registration statement on Form SB-2 (file no. 333-41938) filed July 21, 2000.)

4.5          Registration Rights Agreement, dated May 11, 2000, by and between Integral and Swartz related to the offering of securities described in Exhibit 4.3.  (Incorporated by reference to Exhibit 4.5 of Integral's registration statement on Form SB-2 (file no. 333-41938) filed July 21, 2000.)

4.6          Warrant to Purchase Common Stock issued from time to time in connection with the offering of securities described in Exhibit 4.3.  (Incorporated by reference to Exhibit 4.6 of Integral's registration statement on Form SB-2 (file no. 333-41938) filed July 21, 2000.)

4.7          Warrant Side Agreement dated May 11, 2000 between Integral and Swartz related to the offering of securities described in Exhibit 4.3.  (Incorporated by reference to Exhibit 4.7 of Integral's registration statement on Form SB-2 (file no.  333-41938) filed July 21, 2000.)

10.12        Integral Technologies, Inc. 2001 Stock Plan dated January 2, 2001, as amended December 17, 2001.
             (Incorporated by reference to Exhibit 10.12 of Integral's registration statement on Form S-8 (file no.
             333-76058).)

10.13        Employment Agreement between Integral and William S. Robinson dated July 1, 2002.  (Incorporated by reference to Exhibit 10.13 of Integral's Annual Report on Form 10-KSB for the fiscal year ended
             June 30, 2002.)

10.14        Employment Agreement between Integral and William A. Ince dated July 1, 2002. (Incorporated by reference to Exhibit 10.13 of Integral's Annual Report on Form 10-KSB for the fiscal year ended June
             30, 2002.)

21.3         List of Subsidiaries. (Incorporated by reference to Exhibit 21.3 of Integral's Annual Report on Form
             10-KSB for the fiscal year ended June 30, 2001.)

31.1         Section 302 Certification by the Corporation's Chief Executive Officer.  (Filed herewith).

31.2         Section 302 Certification by the Corporation's Chief Financial Officer.  (Filed herewith).

32.1         Section 906 Certification by the Corporation's Chief Executive Officer.  (Filed herewith).

32.2         Section 906 Certification by the Corporation's Chief Financial Officer.  (Filed herewith).

(b)  Reports  on  Form  8-K.

     No current reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 2003.


ITEM 14.  CONTROLS AND PROCEDURES
---------------------------------

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the last fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INTEGRAL TECHNOLOGIES, INC


Dated:  September 29, 2003         /s/ William S. Robinson
                                   ---------------------------------------------
                                   William S. Robinson, Chief Executive Officer

                                   /s/ William A. Ince
                                   ---------------------------------------------
                                   William A. Ince, Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                         Title                       Date
     ----                         -----                       ----

/s/ William S. Robinson   Director, Chief Executive Officer   September 29, 2003
-----------------------
William S. Robinson

/s/ William A. Ince       Director, Chief Financial Officer   September 29, 2003
-----------------------
William A. Ince

                                                       EXHIBIT INDEX



Exhibit No.  Description
-----------  -----------------------------------------------------------------------------------------------------------

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

4.3          Investment Agreement dated May 11, 2000, by and between Integral and Swartz Private Equity, LLC.
             (Incorporated by reference to Exhibit 4.3 of Integral's registration statement on Form SB-2 (file no.
             333-41938) filed July 21, 2000.)

4.4          Warrant to purchase common stock issued to Swartz on May 11, 2000, exercisable to purchase an aggregate of 495,000 shares of common stock granted to Swartz in connection with the offering of securities described in Exhibit 4.3.  (Incorporated by reference to Exhibit 4.4 of Integral's registration statement on Form SB-2 (file no. 333-41938) filed July 21, 2000.)

4.5          Registration Rights Agreement, dated May 11, 2000, by and between Integral and Swartz related to the offering of securities described in Exhibit 4.3.  (Incorporated by reference to Exhibit 4.5 of Integral's registration statement on Form SB-2 (file no. 333-41938) filed July 21, 2000.)

4.6          Warrant to Purchase Common Stock issued from time to time in connection with the offering of securities described in Exhibit 4.3.  (Incorporated by reference to Exhibit 4.6 of Integral's registration statement on Form SB-2 (file no. 333-41938) filed July 21, 2000.)

4.7          Warrant Side Agreement dated May 11, 2000 between Integral and Swartz related to the offering of securities described in Exhibit 4.3.  (Incorporated by reference to Exhibit 4.7 of Integral's registration statement on Form SB-2 (file no.  333-41938) filed July 21, 2000.)

10.12        Integral Technologies, Inc. 2001 Stock Plan dated January 2, 2001, as amended December 17, 2001.
             (Incorporated by reference to Exhibit 10.12 of Integral's registration statement on Form S-8 (file no.
             333-76058).)

10.13        Employment Agreement between Integral and William S. Robinson dated July 1, 2002.  (Incorporated by reference to Exhibit 10.13 of Integral's Annual Report on Form 10-KSB for the fiscal year ended
             June 30, 2002.)

10.14        Employment Agreement between Integral and William A. Ince dated July 1, 2002. (Incorporated by reference to Exhibit 10.13 of Integral's Annual Report on Form 10-KSB for the fiscal year ended June
             30, 2002.)

21.3         List of Subsidiaries. (Incorporated by reference to Exhibit 21.3 of Integral's Annual Report on Form
             10-KSB for the fiscal year ended June 30, 2001.)

31.1         Section 302 Certification by the Corporation's Chief Executive Officer.  (Filed herewith).

31.2         Section 302 Certification by the Corporation's Chief Financial Officer.  (Filed herewith).

32.1         Section 906 Certification by the Corporation's Chief Executive Officer.  (Filed herewith).

32.2         Section 906 Certification by the Corporation's Chief Financial Officer.  (Filed herewith).