Form 10QSB
period 2003-09-30
INTEGRAL TECHNOLOGIES INC /CN/
filed 2003-11-14
CIK 1018281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

   [ ]  TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ________ to _________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 10, 2003, THE ISSUER
                                             -----------------------------------
HAD  33,767,551  SHARES  OF  $.001  PAR  VALUE  COMMON  STOCK  OUTSTANDING.
---------------------------------------------------------------------------

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


          INTEGRAL TECHNOLOGIES, INC.
          (A DEVELOPMENT STAGE COMPANY)

          CONSOLIDATED FINANCIAL STATEMENTS
          SEPTEMBER 30, 2003
          (U.S. DOLLARS)
          (UNAUDITED)



          INDEX                                                     PAGE
          -----------------------------------------------           ----
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

          Consolidated Statements of Stockholders' Equity            F-4

          Consolidated Statements of Cash Flows                      F-5

          Note to Consolidated Financial Statements                  F-6

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(U.S. DOLLARS)

================================================================================================
                                                                    SEPTEMBER 30,     JUNE 30,
                                                                        2003            2003
------------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash                                                             $      283,720   $    174,210
  Accounts receivable                                                       1,141          1,141
  Prepaid expenses                                                         11,844         11,844
------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                      296,705        187,195
PROPERTY AND EQUIPMENT                                                     48,524         54,282
INVESTMENTS                                                                     1              1
------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                       $      345,230   $    241,478
================================================================================================

LIABILITIES

CURRENT
  Accounts payable and accruals                                    $      434,548   $    472,254
  Due to West Virginia University Research Corporation                    397,296        397,296
------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                 831,844        869,550
------------------------------------------------------------------------------------------------

STOCKHOLDERS' DEFICIT
PREFERRED STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR
VALUE
  20,000,000  Shares authorized
     439,610  (June 30, 2003 - 439,610) issued and outstanding            439,610        439,610
COMMON STOCK AND PAID IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  50,000,000  Shares authorized
  33,717,551  (June 30, 2003 - 32,923,855) issued and outstanding      14,045,194     13,335,752
SHARE SUBSCRIPTIONS                                                             0        211,915
PROMISSORY NOTES RECEIVABLE                                               (66,500)       (66,500)
OTHER COMPREHENSIVE INCOME                                                 46,267         46,267
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                      (14,951,185)   (14,595,116)
------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' DEFICIT                                              (486,614)      (628,072)
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $      345,230   $    241,478
================================================================================================


See  notes  to  consolidated  financial  statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(U.S. DOLLARS)

==================================================================================
                                                                  PERIOD FROM
                                                               FEBRUARY 12, 1996
                                      THREE MONTHS ENDED          (INCEPTION)
                                         SEPTEMBER 30,                 TO
                                      2003          2002       SEPTEMBER 30, 2003
----------------------------------------------------------------------------------

REVENUE                           $       676   $     4,398   $           237,343
COST OF SALES                               0             0               216,016
----------------------------------------------------------------------------------
                                          676         4,398                21,327
----------------------------------------------------------------------------------

EXPENSES
  Salaries and benefits               103,750       111,717             3,360,198
  Consulting                          125,559        48,036             2,281,076
  General and administrative           20,110        26,734               526,526
  Legal and accounting                 54,140        19,805             1,230,309
  Travel and entertainment             24,844        19,791               768,512
  Rent                                  8,279         7,252               261,897
  Telephone                             8,315         7,160               265,615
  Advertising                               0         4,500               271,255
  Research and development                  0           450             1,244,755
  Bank charges and interest, net          495           185               108,350
  Settlement of lawsuit                                                    45,250
  Remuneration pursuant to
   proprietary, non-competition
   agreement                                0             0               711,000
  Financing fees                            0             0               104,542
  Write-off of investments                  0             0             1,249,999
  Interest on beneficial
    conversion feature                      0             0               566,456
  Write-down of license and
    operating assets                        0             0             1,855,619
  Bad debts                                 0             0                76,571
  Depreciation and amortization         5,758         5,758               275,862
----------------------------------------------------------------------------------
                                      351,250       251,388            15,203,792
----------------------------------------------------------------------------------

LOSS BEFORE OTHER ITEM               (350,574)     (246,990)          (15,182,465)
OTHER ITEM
  Cancellation of debt                      0             0               602,843
----------------------------------------------------------------------------------

NET LOSS FOR PERIOD               $  (350,574)  $  (246,990)  $       (14,579,622)
==================================================================================

NET LOSS PER COMMON SHARE         $     (0.01)  $     (0.01)
==================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING        32,957,330    30,787,562
==================================================================================

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(U.S. DOLLARS)

================================================================================================================================
                                                COMMON                PREFERRED
                                               STOCK AND              STOCK AND
                                  SHARES OF     PAID-IN    SHARES OF   PAID-IN
                                   COMMON       CAPITAL    PREFERRED   CAPITAL     PROMISSORY                        OTHER
                                    STOCK      IN EXCESS     STOCK    IN EXCESS      NOTES           SHARE       COMPREHENSIVE
                                   ISSUED       OF PAR      ISSUED      OF PAR     RECEIVABLE    SUBSCRIPTIONS       INCOME
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2002           30,787,562   $12,116,450    439,610  $  439,610  $   (66,500)  $            0   $       46,267
SHARES ISSUED FOR
  Private placement for cash      1,684,000       842,050          0           0            0                0                0
  Settlement of debt                144,793       104,542          0           0            0                0                0
  Services                          200,000       196,000          0           0            0                0                0
  Exercise of options                52,500        43,750          0           0            0                0                0
  Exercise of warrants               55,000        27,500          0           0            0                0                0
  Subscription received                   0             0          0           0            0          176,665                0
  Stock option compensation               0         5,460          0           0            0                0                0
  Settlement of lawsuit                   0             0          0           0            0           35,250                0
  Dividends on preferred shares           0             0          0           0            0                0                0
  Net loss for year                       0             0          0           0            0                0                0
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2003           32,923,855    13,335,752    439,610     439,610      (66,500)         211,915           46,267
Dividends on preferred shares             0             0          0           0            0                0                0
Net loss for period                       0             0          0           0            0                0                0
Shares issued for
  Cash on private placement         898,336       674,192          0           0            0         (211,915)               0
  Settlement of debt                 37,500        35,250          0           0            0                0                0
Shares returned to treasury for
  cancellation                     (142,140)            0          0           0            0                0                0
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2003      33,717,551   $14,045,194    439,610  $  439,610  $   (66,500)  $            0   $       46,267
================================================================================================================================


                                    DEFICIT
                                  ACCUMULATED
                                  DURING THE         TOTAL
                                  DEVELOPMENT    STOCKHOLDERS'
                                     STAGE          EQUITY
---------------------------------------------------------------

BALANCE, JUNE 30, 2002           $(13,226,223)  $     (690,396)
SHARES ISSUED FOR
  Private placement for cash                0          842,050
  Settlement of debt                        0          104,542
  Services                                  0          196,000
  Exercise of options                       0           43,750
  Exercise of warrants                      0           27,500
  Subscription received                     0          176,665
  Stock option compensation                 0            5,460
  Settlement of lawsuit                     0           35,250
  Dividends on preferred shares       (22,060)         (22,060)
  Net loss for year                (1,346,833)      (1,346,833)
---------------------------------------------------------------

BALANCE, JUNE 30, 2003            (14,595,116)        (628,072)
Dividends on preferred shares          (5,495)          (5,495)
Net loss for period                  (350,574)        (350,574)
Shares issued for
  Cash on private placement                 0          462,277
  Settlement of debt                        0           35,250
Shares returned to treasury for
  cancellation                              0                0
---------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2003      $(14,951,185)  $     (486,614)
===============================================================


See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(U.S. DOLLARS)

==================================================================================================================
                                                                                                  PERIOD FROM
                                                                                                  FEBRUARY 12,
                                                                                                     1996
                                                                        THREE MONTHS ENDED        (INCEPTION)
                                                                           SEPTEMBER 30,            THROUGH
                                                                         2003        2002      SEPTEMBER 30, 2003
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net loss                                                            $(350,574)  $(246,990)  $       (14,579,622)
  Items not involving cash
   Write-down of investment                                                   0           0             1,249,999
    Proprietary, non-competition agreement                                    0           0               711,000
    Depreciation and amortization                                         5,758       6,243               301,418
    Extraordinary item                                                        0           0              (602,843)
    Consulting services and financing fees                               40,000           0               935,400
    Stock option compensation benefit                                         0           0               812,208
    Interest on beneficial conversion feature                                 0           0               566,456
    Settlement of lawsuit                                                     0           0                60,250
    Write-down of license and operating assets                                0           0             1,853,542
    Bad debts                                                                 0           0                76,571
CHANGES IN NON-CASH WORKING CAPITAL
  Due from affiliated company                                                 0           0              (116,000)
  Notes and account receivable                                                0           0              (109,213)
  Inventory                                                                   0           0               (46,842)
  Prepaid expenses                                                            0       7,000               (11,846)
  Deferred revenue                                                            0           0                     0
  Other                                                                       0           0                (2,609)
  Accounts payable and accruals                                         (43,202)     39,374               672,627
  Due to West Virginia University Research Corporation                        0           0               397,296
------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                      (348,018)   (194,373)           (7,832,208)
------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchase of property, equipment and intangible assets                       0           0              (200,936)
  Assets acquired and liabilities assumed on purchase of subsidiary           0           0              (129,474)
  Investment purchase                                                         0           0            (2,000,000)
  License agreement                                                           0           0              (124,835)
------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                             0           0            (2,455,245)
------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Repayment of loan                                                           0           0               (45,000)
  Repayments to stockholders                                                  0           0               (94,046)
  Issuance of common stock                                              457,528           0             8,986,423
  Advances from stockholders (net of repayments)                              0           0             1,078,284
  Share issue cost                                                            0           0              (227,420)
  Subscriptions received                                                      0           0               226,665
  Proceeds from convertible debentures                                        0           0               600,000
------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                   457,528           0            10,524,906
------------------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN CURRENCY TRANSLATION
  ON CASH                                                                     0           0                46,267
------------------------------------------------------------------------------------------------------------------
INFLOW (OUTFLOW) OF CASH                                                109,510    (194,373)              283,720
CASH, BEGINNING OF PERIOD                                               174,210     267,795                     0
------------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                   $ 283,720   $  73,422   $           283,720
==================================================================================================================

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 2003
(UNAUDITED)
(U.S. DOLLARS)

================================================================================

1.   BASIS  OF  PRESENTATION

     These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's June 30, 2003 Form 10-KSB.

     In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 2003 and June 30, 2003 and the consolidated results of operations and the consolidated statements of cash flows for the three months ended September 30, 2002 and 2003. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   STOCKHOLDERS'  EQUITY

     (a) During the period ended September 30, 2003, the Company entered into a private placement whereby the Company issued 898,336 shares at a price of $0.75 per share and 449,168 share purchase warrants exercisable within two years with an exercise price of $1.00 per share.

     (b) During the period ended September 30, 2003 the Company received for cancellation 142,140 shares previously issued and held in escrow under the Swartz agreement which expired during the year ended June 30, 2003.

     (c) During the period ended September 30, 2003 the Company issued 37,500 shares as part of the mutual release agreement in settlement of all claims related to the Joffre J. Rolland and Robin L. Rolland claim.

ITEM 2. PLAN OF OPERATION.


     To date the Company has recorded nominal revenues from operations. The Company is still considered a development stage company for accounting purposes. From inception on February 12, 1996 through September 30, 2003, the Company has accrued an accumulated deficit of approximately $15 million.

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

     To date, the Company has relied on loans from management and management's ability to raise capital through debt and equity private placement financings to fund its operations. During the past two fiscal years, the majority of financing was completed pursuant to an equity line of credit with the Swartz Private Equity, LLC ("Swartz"). Pursuant to the terms of an Investment Agreement with Swartz (executed in May 2000), the Company, in its sole discretion and subject to certain restrictions, periodically sold ("Put") shares of common stock to Swartz. The Company received net proceeds of $102,356 from a Put of 81,885 shares to Swartz during the fiscal year ended June 30, 2001. The Company received net proceeds of $954,582 from Puts totaling 775,975 shares to Swartz during the year ended June 30, 2002. The Investment Agreement terminated in May 2003.

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

     In September 2003, the Company completed a private placement with ten investors and sold 898,336 shares of its common stock at $.75 per share and warrants to purchase 449,168 shares of its common stock within two years at an exercise price of $1.00 per share. Aggregate proceeds from the sale of the common stock was $673,752. In connection with the offering, the Company agreed to use its best efforts to register the shares of common stock (including the shares underlying the warrants) for resale by the investors within 180 days after the close of the offering.

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


ITEM 3. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

     There have been no material developments in the pending legal proceeding previously described in the Company's periodic reports.


ITEM 2. CHANGES IN SECURITIES.

In September 2003, the Company completed a private placement with ten investors and sold 898,336 shares of its common stock at $.75 per share and warrants to purchase 449,168 shares of its common stock within two years at an exercise price of $1.00 per share. Aggregate proceeds from the sale of the common stock was $673,752. In connection with the offering, the Company agreed to use its best efforts to register the shares of common stock (including the shares underlying the warrants) for resale by the investors within 180 days after the close of the offering. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.


ITEM 5. OTHER INFORMATION - None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


Exhibit  No.     Description
------------     -----------

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

                            By:  /s/ William A. Ince
                                 ----------------------------------------------
                                 William A. Ince, President, Secretary,
                                 Chief Financial Officer and Director

Date:  November 14, 2003

                                  EXHIBIT INDEX

Exhibit  No.     Description
------------     -----------

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