Form 10QSB
period 2003-12-31
INTEGRAL TECHNOLOGIES INC /CN/
filed 2004-02-10
CIK 1018281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from ___________ to ______________

                        Commission file number: 0-28353

                          INTEGRAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                 NEVADA                                 98-0163519
   -------------------------------           ---------------------------------
   (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

           805 W. ORCHARD DRIVE, SUITE 3, BELLINGHAM, WASHINGTON 98225
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (360) 752-1982
                          -----------------------------
                           (issuer's telephone number)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF FEBRUARY 9, 2004, THE ISSUER
                                              ----------------------------------
HAD  39,869,051  SHARES  OF  $.001  PAR  VALUE  COMMON  STOCK  OUTSTANDING.
 --------------------------------------------------------------------------

Transitional  Small  Business  Disclosure Format (Check one):  Yes [ ]  No [X]

                                      INDEX


                                                                            PAGE
                                                                            ----


PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . .. . .. . . . .F-1


ITEM 2. PLAN OF OPERATION . . . . . . . . . . . . . . . . . . . . . . . . . . 1


ITEM 3. CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . . . . . . . 2


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . 3


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)

CONSOLIDATED  FINANCIAL  STATEMENTS
DECEMBER  31,  2003
(U.S.  DOLLARS)
(UNAUDITED)





INDEX                                                                     PAGE
-----                                                                     ----

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

Consolidated Statements of Stockholders' Equity                           F-4

Consolidated Statements of Cash Flows                                     F-5

Note to Consolidated Financial Statements                              F-6 - F-7

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  BALANCE  SHEETS
(UNAUDITED)
(U.S.  DOLLARS)

=================================================================================================
                                                                     DECEMBER 31,     JUNE 30,
                                                                         2003           2003
-------------------------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash                                                              $      25,801   $    174,210
  Accounts receivable                                                       1,141          1,141
  Prepaid expenses                                                         40,704         11,844
-------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                       67,646        187,195
PROPERTY AND EQUIPMENT                                                     42,765         54,282
INVESTMENTS                                                                     1              1
-------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                        $     110,412   $    241,478
=================================================================================================

LIABILITIES

CURRENT
  Accounts payable and accruals                                     $     505,369   $    472,254
  Due to West Virginia University Research Corporation                    397,296        397,296
-------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                 902,665        869,550
-------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
PREFERRED STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  20,000,000      Shares authorized
     321,038      (June 30, 2003 - 439,610) issued and
                  outstanding                                             321,038        439,610

COMMON STOCK AND PAID IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  50,000,000    Shares authorized
  33,742,551    (June 30, 2003 - 32,923,855) issued and
                outstanding                                            14,070,628     13,335,752

SUBSCRIPTIONS RECEIVED                                                    415,000        211,915
PROMISSORY NOTES RECEIVABLE                                               (66,500)       (66,500)
OTHER COMPREHENSIVE INCOME                                                 46,267         46,267
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                      (15,578,686)   (14,595,116)
-------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                     (792,253)      (628,072)
-------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $     110,412   $    241,478
=================================================================================================


See notes to consolidated financial statements.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(UNAUDITED)
(U.S.  DOLLARS)

===========================================================================================================================
                                                                                                              PERIOD FROM
                                                                                                              FEBRUARY 12,
                                                                                                                  1996
                                                    THREE MONTHS ENDED               SIX MONTHS ENDED        (INCEPTION) TO
                                               DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                   2003            2002            2003            2002           2003
---------------------------------------------------------------------------------------------------------------------------

REVENUE                                       $           0   $      12,351   $         676   $      16,749   $     237,343
COST OF SALES                                             0               0               0               0         216,016
---------------------------------------------------------------------------------------------------------------------------
                                                          0          12,351             676          16,749          21,327
OTHER INCOME, CANCELLATION OF DEBT                        0               0               0               0         602,843
---------------------------------------------------------------------------------------------------------------------------
                                                          0               0               0               0         624,170
---------------------------------------------------------------------------------------------------------------------------

EXPENSES
  Salaries and benefits                             103,750         135,185         207,500         246,902       3,463,948
  Legal and accounting                              112,114          63,960         166,254          83,765       1,342,423
  Consulting                                         40,266          46,712         165,825          94,748       2,321,342
  Travel and entertainment                           25,587          31,690          50,431          51,481         794,099
  General and administrative                         21,903          32,224          42,013          58,958         548,430
  Telephone                                           8,296           6,618          16,611          13,778         273,911
  Rent                                                6,706           8,187          14,985          15,439         268,603
  Advertising                                         1,000           4,860           1,000           9,360         272,255
  Bank charges and interest, net                        198             154             693             339         108,548
  Research and development                                0             196               0             646       1,244,755
  Interest on beneficial conversion feature               0               0               0               0         566,456
  Settlement of lawsuit                                   0               0               0               0          45,250
  Bad debts                                               0               0               0               0          76,571
  Remuneration pursuant to
   proprietary, non- competition agreement                0               0               0               0         711,000
  Financing fees                                          0               0               0               0         104,542
  Write-off of investments                                0               0               0               0       1,249,999
  Write-down of license and operating assets              0               0               0               0       1,855,619
  Depreciation and amortization                       5,758           5,758          11,516          11,516         281,620
---------------------------------------------------------------------------------------------------------------------------
                                                    325,578         335,544         676,828         586,932      15,529,371
---------------------------------------------------------------------------------------------------------------------------
NET LOSS FOR PERIOD                           $     325,578   $     323,193   $     676,152   $     570,183   $  14,905,201
===========================================================================================================================

NET LOSS PER COMMON SHARE                     $       (0.01)  $       (0.01)  $       (0.02)  $       (0.04)
===========================================================================================================================
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                      33,734,495      31,494,108      33,722,312      30,961,779
===========================================================================================================================


See notes to consolidated financial statements.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
(U.S.  DOLLARS)

============================================================================================================================
                                                          COMMON                  PREFERRED
                                                         STOCK AND                STOCK AND
                                            SHARES OF     PAID-IN    SHARES OF     PAID-IN
                                             COMMON       CAPITAL    PREFERRED     CAPITAL     PROMISSORY
                                              STOCK      IN EXCESS     STOCK      IN EXCESS       NOTES           SHARE
                                             ISSUED       OF PAR       ISSUED      OF PAR      RECEIVABLE     SUBSCRIPTIONS
----------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2002                     30,787,562   $12,116,450    439,610   $  439,610   $    (66,500)  $            0
SHARES ISSUED FOR
  Private placement for cash                1,684,000       842,050          0            0              0                0
  Settlement of debt                          144,793       104,542          0            0              0                0
  Services                                    200,000       196,000          0            0              0                0
  Exercise of options                          52,500        43,750          0            0              0                0
  Exercise of warrants                         55,000        27,500          0            0              0                0
  Subscription received                             0             0          0            0              0          176,665
  Stock option compensation                         0         5,460          0            0              0                0
  Settlement of lawsuit                             0             0          0            0              0           35,250
  Dividends on preferred shares                     0             0          0            0              0                0
  Net loss for year                                 0             0          0            0              0                0
----------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2003                     32,923,855    13,335,752    439,610      439,610        (66,500)         211,915
Dividends on Preferred Shares                       0             0          0            0              0                0
Net loss for period                                 0             0          0            0              0                0
Shares issued for
  Cash on private placement                   898,336       674,626          0            0              0         (211,915)
  Cash on exercise of options                  25,000        25,000          0            0              0                0
  Settlement of debt                           37,500        35,250          0            0              0                0
Redemption of preferred shares(note 2(e))           0             0   (118,572)    (118,572)             0          415,000
Shares returned to treasury for
    cancellation                             (142,140)            0          0            0              0                0
----------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2003                 33,742,551   $14,070,628    321,038   $  321,038   $    (66,500)  $      415,000
============================================================================================================================


=========================================================================================
                                                             DEFICIT
                                                           ACCUMULATED
                                               OTHER        DURING THE        TOTAL
                                           COMPREHENSIVE    DEVELOPMENT    STOCKHOLDERS'
                                               INCOME          STAGE          EQUITY
-----------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2002                     $       46,267  $(13,226,223)  $     (690,396)
SHARES ISSUED FOR
  Private placement for cash                            0             0          842,050
  Settlement of debt                                    0             0          104,542
  Services                                              0             0          196,000
  Exercise of options                                   0             0           43,750
  Exercise of warrants                                  0             0           27,500
  Subscription received                                 0             0          176,665
  Stock option compensation                             0             0            5,460
  Settlement of lawsuit                                 0             0           35,250
  Dividends on preferred shares                         0       (22,060)         (22,060)
  Net loss for year                                     0    (1,346,833)      (1,346,833)
-----------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2003                             46,267   (14,595,116)        (628,072)
Dividends on Preferred Shares                           0       (10,990)         (10,990)
Net loss for period                                     0      (676,152)        (676,152)
Shares issued for
  Cash on private placement                             0             0          462,711
  Cash on exercise of options                           0             0           25,000
  Settlement of debt                                    0             0           35,250
Redemption of preferred shares(note 2(e))               0      (296,428)               0
Shares returned to treasury for
    cancellation                                        0             0                0
-----------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2003                 $       46,267  $(15,578,686)  $     (792,253)
=========================================================================================

See notes to consolidated financial statements.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(UNAUDITED)
(U.S.  DOLLARS)

=====================================================================================================================
                                                                                                       PERIOD FROM
                                                                                                       FEBRUARY 12,
                                                                                                          1996
                                                                          SIX MONTHS ENDED             (INCEPTION)
                                                                              DECEMBER 31,               THROUGH
                                                                         2003            2002       DECEMBER 31, 2003
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net loss                                                           $ (676,152)  $         (570,183)  $(14,905,201)
  Items not involving cash
   Write-down of investment                                                   0                    0      1,249,999
    Proprietary, non-competition agreement                                    0                    0        711,000
    Depreciation and amortization                                        11,516               12,198        307,175
    Extraordinary item                                                        0                    0       (602,843)
    Consulting services and financing fees                               40,000                    0        935,400
    Stock option compensation benefit                                         0                    0        812,208
    Interest on beneficial conversion                                         0                    0        566,456
    Settlement of lawsuit                                                     0                    0         60,250
    Write-down of license and operating assets                                0                    0      1,853,542
    Bad debts                                                                 0                    0         76,571
CHANGES IN NON-CASH WORKING CAPITAL
  Due from affiliated company                                                 0                    0       (116,000)
  Notes and account receivable                                                0                3,873       (109,213)
  Inventory                                                                   0                    0        (46.942)
  Prepaid expenses                                                      (28,859)               7,165        (40,703)
  Other                                                                       0                    0         (2,609)
  Accounts payable and accruals                                          22,124              (48,625)       737,952
  Due to West Virginia University Research Corporation                        0                    0        397,296
--------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                      (631,371)            (595,572)    (8,115,562)
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchase of property, equipment and intangible assets                       0                    0       (200,935)
  Assets acquired and liabilities assumed on purchase of subsidiary           0                    0       (129,474)
  Investment purchase                                                         0                    0     (2,000,000)
  License agreement                                                           0                    0       (124,835)
--------------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                             0                    0     (2,455,244)
--------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Repayment of loan                                                           0                    0        (45,000)
  Repayments to stockholders                                                  0                    0        (94,046)
  Subscriptions received                                                      0                    0        226,665
  Issuance of common stock                                              482,962              842,000      9,011,857
  Advances from stockholders, net of repayments                               0                    0      1,078,284
  Share issue cost                                                            0                    0       (227,420)
  Proceeds from convertible debentures                                        0                    0        600,000
--------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                   482,962              842,000     10,550,240
--------------------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN CURRENCY TRANSLATION
  ON CASH                                                                     0                    0         46,267
--------------------------------------------------------------------------------------------------------------------
INFLOW (OUTFLOW) OF CASH                                               (148,409)             246,428         25,801
CASH, BEGINNING OF PERIOD                                               174,210              267,795              0
--------------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                  $   25,801   $          514,223   $     25,801
====================================================================================================================

See notes to consolidated financial statements.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
SIX  MONTHS  ENDED  DECEMBER  31,  2003
(UNAUDITED)
(U.S.  DOLLARS)

================================================================================

1.   BASIS  OF  PRESENTATION

     These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's June 30, 2003 Form 10-KSB.

     In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at December 31, 2003 and June 30, 2003 and the consolidated results of operations for the three and six months and the consolidated statements of cash flows for the six months ended December 31, 2002 and 2003. The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

2.   STOCKHOLDERS'  EQUITY

     (a) During the period ended December 31, 2003, the Company entered into a private placement whereby the Company issued 898,336 shares at a price of $0.75 per share and 449,168 share purchase warrants exercisable within two years with an exercise price of $1.00 per share.

     (b) During the period ended December 31, 2003, the Company received for cancellation 142,140 shares previously issued and held in escrow under the Swartz agreement which expired during the year ended June 20, 2003.

     (c) During the period ended December 31, 2003, the Company issued 37,500 shares as part of the mutual release agreement in settlement of all claims related to the Joffre J. Rolland and Robin L. Rolland claim.

     (d) During the period ended December 31, 2003, the Company issued 25,000 shares at a price of $1.00 per share on exercise of options.

     (e) During the period ended December 31, 2003, the Company redeemed 118,572 shares of Series A Convertible Preferred Stock from an individual. The redemption price of $3.50 per share was used as consideration for the exercise of 415,000 options to purchase common stock of the Company at a price of $1.00 per share.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
SIX  MONTHS  ENDED  DECEMBER  31,  2003
(UNAUDITED)
(U.S.  DOLLARS)

================================================================================

3.   SUBSEQUENT  EVENT

     Subsequent to December 31, 2003, the company entered into a private placement whereby the company issued 57,115 units at $100 per unit for total gross proceeds of $5,711,500 less a private placement fee of 6% of gross proceeds. Each unit is comprised of 100 newly issued shares of the company's common stock and one warrant convertible into 30 additional shares of common stock. Each Warrant may be exercised in whole or in part at any time, during the period commencing on April 30, 2004 and expiring on December 31, 2009, and entitles the holder to receive shares of common stock for no additional consideration.

ITEM 2. PLAN OF OPERATION.


     To date the Company has recorded nominal revenues from operations. The Company is still considered a development stage company for accounting purposes. From inception on February 12, 1996 through December 31, 2003, the Company has accrued an accumulated deficit of approximately $15.6 million.

     As a result of the commercial interest in the Company's antenna technologies, the Company presently intends to focus substantially all of its resources on the commercialization and sales of Plastenna and Electriplast technologies, and the Company will not be devoting any of its resources on the further research, development and commercialization of the other technologies in which it has an interest.

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

Subsequent  Event
-----------------

     Subsequent to the end of the quarter covered by this report, on January 14, 2004, the Company completed a private placement of its securities and raised
$5,711,500  in gross proceeds.  The transaction is further described in Part II,
Item 5 (below), and in the Company's current report on Form 8-K dated January 14, 2004 (filed January 28, 2004).

     As a result of the private placement financing that was completed in January 2004, the Company will have adequate funds available to fund its operations over the next twelve months.


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


ITEM 2. CHANGES IN SECURITIES. - None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES - None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None.


ITEM 5. OTHER INFORMATION

     On January 14, 2004, the Company completed a private placement of its securities and raised $5,711,500 in gross proceeds. The transaction was completed pursuant to a Securities Purchase Agreement dated December 26, 2003, between the Company and Wellington Management Company, LLP, for a private offering of 57,115 units ("Units") of equity securities, each Unit consisting of 100 shares of common stock (the "Common Stock"), and one warrant (the "Warrant") convertible into 30 shares of Common Stock, at a purchase price of $100.00 per Unit. Wellington Management Company, LLP acted as an investment advisor on behalf of eleven institutional investors (identified on Schedule A of the Securities Purchase Agreement). By mutual agreement with the Investors, closing occurred on January 14, 2004.

     Each Warrant may be exercised in whole or in part at any time, and from time to time, during the period commencing on April 30, 2004 and expiring on December 31, 2009, and entitles the holder to receive shares of common stock for no additional consideration.

     Pursuant to the Securities Purchase Agreement, the Company agreed to file a registration statement to register the shares of common stock (including the share of common stock underlying the Warrants), for resale by the investors.

     Wells Fargo Securities, LLC, served as placement agent for the Company and is entitled to a fee of six percent of the gross proceeds raised from the offering.

     The transaction did not involve any public offering, and a restrictive legend was placed on each certificate evidencing the securities. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


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

31.1 Section 302 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

31.2 Section 302 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

32.1 Section 906 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

32.2 Section 906 Certification by the Corporation's Chief Financial Officer. (Filed herewith).


(b)            Reports  on  Form  8-K  -  None.

     Subsequent to the end of the quarter covered by this report, on January 28, 2004, the Company filed a current report on Form 8-K dated January 14, 2004 to report the information described in Part II, Item 5, above.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              INTEGRAL TECHNOLOGIES, INC.


                              By:  /s/  William  S.  Robinson
                                  ---------------------------
                                  William S. Robinson, Chairman, Chief Executive Officer, Treasurer and Director

                              By:  /s/  William  A.  Ince
                                 ------------------------
                                 William A. Ince, President, Secretary,
                                 Chief Financial Officer and Director

Date:  February 10, 2004

                                  EXHIBIT INDEX

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