Form 10QSB
period 2004-03-31
INTEGRAL TECHNOLOGIES INC /CN/
filed 2004-05-17
CIK 1018281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE ACT

          For the transition period from _____________ to ___________

                        Commission file number: 0-28353

                          INTEGRAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
         (Exact name of small business issuer as specified in it charter)

                NEVADA                                        98-0163519
---------------------------------------           ------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 7, 2004, THE ISSUER HAD
                                               ---------------------------------
40,064,199 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING.
  ------------------------------------------------------------

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

     INTEGRAL TECHNOLOGIES, INC.
     (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED FINANCIAL STATEMENTS
     MARCH 31, 2004
     (UNAUDITED)
     (U.S. DOLLARS)


INDEX                                                                    PAGE
-----                                                                    ----

FINANCIAL  STATEMENTS

Consolidated  Balance  Sheets                                             1

Consolidated  Statements  of  Operations                                  2

Consolidated  Statements  of  Stockholders'  Equity  (Deficit)            3

Consolidated  Statements  of  Cash  Flows                                 4

Notes  to  Consolidated  Financial  Statements                            5

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(U.S. DOLLARS)

==================================================================================
                                                        MARCH 31,      JUNE 30,
                                                          2004           2003
----------------------------------------------------------------------------------
ASSETS
CURRENT
  Cash                                                $  4,539,725   $    174,210
  Accounts receivable                                        1,141          1,141
  Prepaid expenses                                          35,481         11,844
----------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                     4,576,347        187,195
PROPERTY AND EQUIPMENT                                      37,007         54,282
INVESTMENTS                                                      1              1
----------------------------------------------------------------------------------

TOTAL ASSETS                                          $  4,613,355   $    241,478
==================================================================================

LIABILITIES
CURRENT
  Accounts payable and accruals                       $    241,805   $    472,254
  Due to West Virginia University Research
    Corporation                                            397,296        397,296
----------------------------------------------------------------------------------
                                                           639,101        869,550
----------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)
PREFERRED STOCK AND PAID-IN CAPITAL IN EXCESS
 OF $0.001 PAR VALUE
  20,000,000  Shares authorized
     321,038  (2002 - 439,610) Shares issued
              and outstanding                              321,038        439,610
COMMON STOCK AND PAID-IN CAPITAL IN EXCESS
 OF $0.001 PAR VALUE
  50,000,000  Shares authorized
  40,064,199  (June 30, 2003 - 32,923,855) Shares
              issued and outstanding                    19,875,810     13,335,752
SUBSCRIPTIONS RECEIVABLE                                         0        211,915
PROMISSORY NOTES RECEIVABLE                                (66,500)       (66,500)
OTHER COMPREHENSIVE INCOME                                  46,267         46,267
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE       (16,202,361)   (14,595,116)
----------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                     3,974,254       (628,072)
----------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)  $  4,613,355   $    241,478
==================================================================================


See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(U.S. DOLLARS)

============================================================================================================
                                                                                              PERIOD
                                        THREE MONTHS               NINE MONTHS             FEBRUARY 12,
                                       ENDED MARCH 31,           ENDED MARCH 31,       (INCEPTION) THROUGH
                                      2004         2003         2004         2003         MARCH 31, 2004
------------------------------------------------------------------------------------------------------------
REVENUE                           $       807   $     4,606  $     1,483  $    21,355  $            238,150
COST OF SALES                               0             0            0            0               216,016
------------------------------------------------------------------------------------------------------------
                                          807         4,606        1,483       21,355                22,134
------------------------------------------------------------------------------------------------------------
EXPENSES
  Consulting                           94,767        55,952      260,592      150,700             2,416,109
  Salaries and benefits               161,795        98,904      369,295      345,806             3,625,743
  Legal and accounting                226,667        28,392      382,921      112,157             1,559,090
  Travel and
    entertainment                      72,001        21,181      122,432       72,661               866,100
  General and  administrative          39,104        32,238       81,117       91,196               587,534
  Rent                                  9,838         8,187       24,823       23,626               278,441
  Telephone                            14,247         8,297       30,857       22,075               288,158
  Advertising                           5,000             0        6,000        9,360               277,255
  Bank charges and
  interest, net                          (191)          583          502          922               108,357
  Research and development                  0           195            0          842             1,244,755
  Interest on beneficial
    Conversion feature                      0             0            0            0               566,456
  Write-down of license
    and operating assets                    0             0            0            0             1,855,619
  Bad debts                                 0             0            0            0                76,571
  Remuneration pursuant to
    proprietary, non-competition
    Agreement                               0             0            0            0               711,000
  Financing fees                            0             0            0            0               104,542
  Settlement of lawsuit                     0             0            0            0                45,250
  Write-off of investments                  0             0            0            0             1,249,999
  Cancellation of debt                      0             0            0            0              (602,843)
  Depreciation and amortization         5,759         5,758       17,275       17,274               287,379
------------------------------------------------------------------------------------------------------------
                                      628,987       259,687    1,295,815      846,619            15,545,515
------------------------------------------------------------------------------------------------------------
NET LOSS FOR PERIOD               $   628,180   $   255,081  $ 1,294,332  $   825,264  $         15,523,381
============================================================================================================
NET LOSS PER COMMON SHARE         $      0.02   $      0.01  $      0.04  $      0.03
============================================================================================================
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING        38,885,903    32,681,188   35,141,383   31,428,700
============================================================================================================


See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
(U.S. DOLLARS)

==================================================================================================================================
                                                 COMMON                  PREFERRED
                                                STOCK AND                STOCK AND
                                    SHARES       PAID-IN    SHARES OF     PAID-IN
                                   OF COMMON     CAPITAL    PREFERRED     CAPITAL     PROMISSORY                        OTHER
                                     STOCK      IN EXCESS     STOCK      IN EXCESS      NOTES           SHARE       COMPREHENSIVE
                                    ISSUED       OF PAR       ISSUED      OF PAR      RECEIVABLE    SUBSCRIPTIONS       INCOME
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2002            30,787,562   $12,116,450    439,610   $  439,610   $   (66,500)  $            0   $       46,267
SHARES ISSUED FOR
  Private placement                1,684,000       842,050          0            0             0                0                0
  Settlement of debt                 144,793       104,542          0            0             0                0                0
  Services                           200,000       196,000          0            0             0                0                0
  Exercise of options                 52,500        43,750          0            0             0                0                0
  Exercise of warrants                55,000        27,500          0            0             0                0                0
  Subscription received                    0             0          0            0             0          176,665                0
  Stock option compensation                0         5,460          0            0             0                0                0
  Settlement of lawsuit                    0             0          0            0             0           35,250                0
  Dividends on preferred shares            0             0          0            0             0                0                0
  Net loss for year                        0             0          0            0             0                0                0
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2003            32,923,855    13,335,752    439,610      439,610       (66,500)         211,915           46,267
Dividends on preferred shares              0             0          0            0             0                0                0
Net loss for period                        0             0          0            0             0                0                0
Shares issued for
  Cash on private placement        6,609,336     6,042,935          0            0             0         (211,915)               0
  Cash on exercise of options         25,000        25,000          0            0             0                0                0
  Settlement of debt                  37,500        35,250          0            0             0                0                0
  Services                            25,000        21,873          0            0             0                0                0
  Redemption of preferred shares     415,000       415,000   (118,572)    (118,572)            0                0                0
  Exercise of Warrants               170,648             0          0            0             0                0                0
  Shares returned to treasury
    for cancellation                (142,140)            0          0            0             0                0                0
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, MARCH 31, 2004           40,064,199   $19,875,810    321,038   $  321,038   $   (66,500)  $            0   $       46,267
==================================================================================================================================


==================================================================
                                     DEFICIT
                                   ACCUMULATED
                                   DURING THE          TOTAL
                                   DEVELOPMENT     STOCKHOLDERS'
                                      STAGE      EQUITY (DEFICIT)
------------------------------------------------------------------
BALANCE, JUNE 30, 2002            $(13,226,223)  $       (690,396)
SHARES ISSUED FOR
  Private placement                          0            842,050
  Settlement of debt                         0            104,542
  Services                                   0            196,000
  Exercise of options                        0             43,750
  Exercise of warrants                       0             27,500
  Subscription received                      0            176,665
  Stock option compensation                  0              5,460
  Settlement of lawsuit                      0             35,250
  Dividends on preferred shares        (22,060)           (22,060)
  Net loss for year                 (1,346,833)        (1,346,833)
------------------------------------------------------------------
BALANCE, JUNE 30, 2003             (14,595,116)          (628,072)
Dividends on preferred shares          (16,485)           (16,485)
Net loss for period                 (1,294,332)        (1,294,332)
Shares issued for
  Cash on private placement                  0          5,831,020
  Cash on exercise of options                0             25,000
  Settlement of debt                         0             35,250
  Services                                   0             21,873
  Redemption of preferred shares      (296,428)                 0
  Exercise of Warrants                       0                  0
  Shares returned to treasury
    for cancellation                         0                  0
------------------------------------------------------------------
BALANCE, MARCH 31, 2004           $(16,202,361)  $      3,974,254
==================================================================


See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(U.S. DOLLARS)

================================================================================================================
                                                                                                PERIOD FROM
                                                                                              FEBRUARY 12,1996
                                                            NINE MONTHS ENDED MARCH 31,      (INCEPTION)THROUGH
                                                              2004             2003            MARCH 31, 2004
----------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net loss                                                $ (1,294,332)  $       (825,264)  $       (15,523,381)
  Adjustments to reconcile net loss to net cash used by
  net cash used by operating activities
    Write-down of investment                                         0                  0             1,249,999
    Proprietary, non-competition agreement                           0                  0               711,000
    Depreciation and amortization                               17,275             18,151               312,935
    Cancellation of debt                                             0                  0              (602,843)
    Shares issued for consulting and financing fees             61,873                  0               957,273
    Stock option compensation                                        0              5,460               812,208
    Interest on beneficial conversion                                0                  0               566,456
    Settlement of lawsuit                                            0                  0                60,250
    Write-down of license and operating assets                       0                  0             1,853,542
    Bad debts                                                        0                  0                76,571
  Changes in non-cash working capital
    Due from affiliated company                                      0                  0              (116,000)
    Notes and accounts receivable                                    0               (265)             (109,213)
    Inventory                                                        0                  0               (46,842)
    Prepaid expenses                                           (23,637)             7,165               (35,481)
    Other                                                            0                  0                (2,609)
    Accounts payable and accruals                             (246,934)          (127,519)              468,893
    Due to West Virginia University                                  0                  0               397,296
----------------------------------------------------------------------------------------------------------------
CASH USED BY OPERATING ACTIVITIES                           (1,485,755)          (922,272)           (8,969,944)
----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchase of property, equipment and intangible assets              0                  0              (200,935)
  Assets acquired and liabilities assumed on purchase of
    Subsidiary                                                       0                  0              (129,474)
  Investment purchase                                                0                  0            (2,000,000)
  License agreements                                                 0                  0              (124,835)
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  0                  0            (2,455,244)
----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Repayment of loan                                                  0                  0               (45,000)
  Repayments to stockholders                                         0                  0               (94,046)
  Subscriptions received                                             0                  0               226,665
  Issuance of common stock                                   5,851,270            898,301            14,380,165
  Advances from stockholders, net of repayments                      0                  0             1,078,284
  Share issue costs                                                  0                  0              (227,420)
  Proceeds from convertible debentures                               0                  0               600,000
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    5,851,270            898,301            15,918,648
----------------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                       0                  0                46,267
----------------------------------------------------------------------------------------------------------------
INFLOW (OUTFLOW) OF CASH                                     4,365,515            (23,971)            4,539,725
CASH, BEGINNING OF PERIOD                                      174,210            267,795                     0
----------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                       $  4,539,725   $        243,824   $         4,539,725
================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
================================================================================================================
Settlement of debt for 37,500 (2003-144,793) shares             35,250            104,541               263,992
Services paid with 79,500 shares                                61,873                  0               659,911
Preferred shares redeemed                                      415,000                  0               927,000
================================================================================================================


See notes to consolidated financial statements.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
NINE  MONTHS  ENDED  MARCH  31,  2004
(UNAUDITED)
(U.S.  DOLLARS)

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

     In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2004 and June 30, 2003 and the consolidated results of operations and the three and nine months and the consolidated statements of cash flows for the nine months ended March 31, 2004 and 2003. The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   STOCKHOLDERS'  EQUITY

     During the period ended March 31, 2004, the Company:

     (a) entered into a private placement whereby the Company issued 898,336 shares at a price of $0.75 per share and 449,168 share purchase warrants exercisable within two years with an exercise price of $1.00 per share. Of which 20,000 shares were paid for with services valued at $15,000.

     (b) received for cancellation 142,140 shares previously issued and held in escrow under the Swartz agreement which expired during the year ended June 20, 2003.

     (c) issued 37,500 shares as part of the mutual release agreement in settlement of all claims related to the Joffre J. Rolland and Robin L. Rolland claims.

     (d) issued 25,000 shares at a price of $1.00 per share on exercise of options.

     (e) redeemed 118,572 shares of Series A Convertible Preferred Stock from an officer of the Company. The redemption price of $3.50 per share was used as consideration for the exercise of 415,000 options to purchase common stock of the Company at a price of $1.00 per share.

     (f) issued 170,648 shares upon the exercise of warrants by warrants by Swartz. The warrants were exercised under a cashless exercise provision. No cash consideration was received by the Company.

     (g) entered into a private placement whereby the Company issued 57,110 units at $100 per unit for total gross proceeds of $5,711,000 less a private placement fee of 6% of gross proceeds. Each unit is comprised of 100 newly issued shares of the Company's common stock and one warrant convertible into 30 additional shares of common stock. Each warrant may be exercised in whole or in part at any time, during the period commencing on April 30, 2004 and expiring on December 31, 2009, and entitles the holder to received shares of common stock for no additional consideration.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
NINE  MONTHS  ENDED  MARCH  31,  2004
(UNAUDITED)
(U.S.  DOLLARS)

================================================================================

3.   CONTINGENCIES

     As more fully described in the Company's annual report on Form 10-KSB for the year ended June 30, 2003, the only pending litigation is the lawsuit filed in April 2003 by James E. Smith, a shareholder and former co-founder of the Company, against the Company and its transfer agent, Corporate Stock Transfer, Inc. The lawsuit is currently pending in federal court in the U.S. District Court for the Northern District of West Virginia.

     During the quarter, the Company's transfer agent removed the restrictive legends from the certificates representing an aggregate of 1,857,140 shares of common stock of the Company standing in the name of Mr. Smith, and the transfer agent was subsequently dismissed as a defendant in the lawsuit by Mr. Smith. The lawsuit is continuing based upon Mr. Smith's claims against the Company and the Company's counterclaims against Mr. Smith. The Company's counterclaims include a claim for rescission and cancellation of the shares. In addition, the trial date was moved from July 2004 to March 2005.

ITEM 2.  PLAN OF OPERATION.


     To date the Company has recorded nominal revenues from the sales of prototypes. The Company is still considered a development stage company for accounting purposes. From inception on February 12, 1996 through March 31, 2004, the Company has accrued an accumulated deficit of approximately $16.2 million.

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

     The Company anticipates spending approximately $250,000 over the next twelve months on ongoing research and development (primarily salaries) of the different applications and uses of its antenna technologies.

     During the next twelve months, the Company does not anticipate increasing its staff.

To date, the Company has relied on loans from management and management's ability to raise capital through debt and equity private placement financings to fund its operations. During the current fiscal year, the Company raised capital through two private placements by selling common stock and common stock purchase warrants:

     1. In September 2003, the Company completed a private placement with ten investors and sold 898,336 shares of its common stock at $.75 per share and warrants to purchase 449,168 shares of its common stock within two years at an exercise price of $1.00 per share. Aggregate proceeds from the sale of the common stock was $673,752.

     2. On January 14, 2004, the Company completed a private placement of its securities and raised $5,711,000 in gross proceeds. The transaction is further described in Part II, Item 2 (below), and in the Company's current report on Form 8-K dated January 14, 2004 (filed January 28, 2004).

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

PART II - OTHER INFORMATION


ITEM  1.  LEGAL  PROCEEDINGS.

     As more fully described in the Company's annual report on Form 10-KSB for the year ended June 30, 2003, the only pending litigation is the lawsuit filed in April 2003 by James E. Smith, a shareholder and former co-founder of the Company, against the Company and its transfer agent, Corporate Stock Transfer, Inc. The lawsuit is currently pending in federal court in the U.S. District Court for the Northern District of West Virginia.

     During the quarter, the Company's transfer agent removed the restrictive legends from the certificates representing an aggregate of 1,857,140 shares of common stock of the Company standing in the name of Mr. Smith, and the transfer agent was subsequently dismissed as a defendant in the lawsuit by Mr. Smith. The lawsuit is continuing based upon Mr. Smith's claims against the Company and the Company's counterclaims against Mr. Smith. The Company's counterclaims include a claim for rescission and cancellation of the shares. In addition, the trial date was moved from July 2004 to March 2005.


ITEM  2.  CHANGES  IN  SECURITIES.

     On January 14, 2004, the Company completed a private placement of its securities and raised $5,711,000 in gross proceeds. The transaction was completed pursuant to a Securities Purchase Agreement dated December 26, 2003, between the Company and Wellington Management Company, LLP, for a private offering of 57,110 units ("Units") of equity securities, each Unit consisting of 100 shares of common stock (the "Common Stock"), and one warrant (the "Warrant") convertible at no cost into 30 shares of Common Stock, at a purchase price of $100.00 per Unit. Wellington Management Company, LLP acted as an investment advisor on behalf of eleven institutional investors. By mutual agreement with the Investors, closing occurred on January 14, 2004.

     Each Warrant may be exercised in whole or in part at any time, and from time to time, during the period commencing on April 30, 2004 and expiring on December 31, 2009, and entitles the holder to receive shares of common stock for no additional consideration.

     Pursuant to the Securities Purchase Agreement, the Company filed a registration statement to register the shares of common stock (including the share of common stock underlying the Warrants), for resale by the investors.

     Wells Fargo Securities, LLC, served as placement agent for the Company and received a fee of six percent of the gross proceeds raised from the offering.

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

10.16 Securities Purchase Agreement dated December 26, 2003, between the Registrant and Wellington Management Company, LLP. (Incorporated by reference to Exhibit 10.16 of Integral's Current Report on Form 8-K dated January 14, 2004 (filed January 28, 2004).)

10.17 Form of Common Stock Purchase Warrant related to the offering of securities described in Exhibit 10.16. (Incorporated by reference to Exhibit 10.17 of Integral's Current Report on Form 8-K dated January 14, 2004 (filed January 28, 2004).)

31.1 Section 302 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

31.2 Section 302 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

32.1 Section 906 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

32.2 Section 906 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

(b)     Reports on Form 8-K

     On January 28, 2004, the Company filed a current report on Form 8-K dated January 14, 2004 to report the information described in Part II, Item 2, above.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INTEGRAL TECHNOLOGIES, INC.


                                       By:  /s/ William S. Robinson
                                          ----------------------------------
                                           William S. Robinson, Chairman,
                                           Chief Executive Officer, Treasurer
                                           and Director

                                       By:  /s/ William A. Ince
                                          ----------------------------------
                                          William A. Ince, President, Secretary,
                                          Chief Financial Officer and Director

Date:  May 17, 2004

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

10.16 Securities Purchase Agreement dated December 26, 2003, between the Registrant and Wellington Management Company, LLP. (Incorporated by reference to Exhibit 10.16 of Integral's Current Report on Form 8-K dated January 14, 2004 (filed January 28, 2004).)

10.17 Form of Common Stock Purchase Warrant related to the offering of securities described in Exhibit 10.16. (Incorporated by reference to Exhibit 10.17 of Integral's Current Report on Form 8-K dated January 14, 2004 (filed January 28, 2004).)

31.1 Section 302 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

31.2 Section 302 Certification by the Corporation's Chief Financial Officer. (Filed herewith).

32.1 Section 906 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

32.2 Section 906 Certification by the Corporation's Chief Financial Officer. (Filed herewith).