Form 10KSB
period 2004-06-30
INTEGRAL TECHNOLOGIES INC /CN/
filed 2004-10-05
CIK 1018281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                         For the fiscal year ended June 30, 2004

[_]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT

                         For the transition period from: __________ to__________

                         Commission  file  number:     0-28353
                                                       -------

                           INTEGRAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                    Nevada                                     98-0163519
----------------------------------------------------     -----------------------
         (State or other jurisdiction of                     (IRS Employer
          incorporation or organization)                   Identification No.)


805 W. Orchard Drive, Suite 3, Bellingham, Washington                98225
------------------------------------------------------------     ---------------
     (Address of principal executive offices)                      (Zip Code)

Issuer's  telephone  number:   (360)  752-1982
                               ---------------

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:   None
                                                                         ----

Securities  registered  under  Section 12(g) of the Exchange Act:   Common Stock
                                                                    ------------

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No  [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State issuer's revenues for its most recent fiscal year. $1,483.
                                                              -------

     As of September 20, 2004, the aggregate market value of the voting stock held by non-affiliates, approximately 36,138,483 shares of Common Stock, was approximately $27.1 million based on an average of the bid and ask prices of approximately $.75 per share of Common Stock on such date.

     The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of September 20, 2004 was 40,225,849 shares.

     DOCUMENTS INCORPORATED BY REFERENCE:    None.

     Transitional Small Business Disclosure Format (check one):

     Yes  [_];  No  [X]

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

     Presently, Integral is focusing substantially all of its resources on the researching, developing and commercializing of new antenna and electriplast technologies, directly and through its wholly-owned subsidiary, Antek Wireless, Inc.

PRODUCTS
--------

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

Patents  on  Technologies
-------------------------

     Integral has completed a patent review of the antenna technologies and has filed 80 U.S. patent applications, 47 of which are currently provisional patents, 28 are pending final approval, and 5 have been granted. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, Integral will continue to attempt to commercialize these technologies without the protection of patents. As patents are issued, Integral will have the exclusive right to use in the U.S. the design(s) described in each issued patent for the 18-year life of the patent.

     The Company's intellectual property portfolio consists of over nine years of accumulated research and design knowledge and trade secrets relating to antenna design & components as well as proprietary manufacturing processes.

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


EMPLOYEES
---------

     Integral and its subsidiaries currently employ a total of 5 people on a full-time basis and one person on a part-time basis. However, Integral also relies on the expertise of several technical advisors who are consulted as needed on a part-time, contract basis.


ITEM  2.  DESCRIPTION  OF  PROPERTY.
------------------------------------

     Neither  the  Company  nor  its  subsidiaries  own  any real property.  The
Company and its subsidiaries lease office space in Bellingham, Washington and Vancouver, B.C., Canada.


ITEM  3.  LEGAL  PROCEEDINGS.
-----------------------------

In April 2003, James E. Smith, a shareholder and co-founder of the Company, filed suit against the Company and its transfer agent in the Circuit Court of Monongalia County, West Virginia. The Complaint alleges breach of contract, negligence and fraud claims, and alleges damages in excess of $1 million. The Company was successful in having the case moved to federal court in the U.S. District Court for the Northern District of West Virginia. The Company filed an Answer denying the claims, asserted several affirmative defenses, and filed Counterclaims against Mr. Smith for the following claims for relief: (1) Intentional Misrepresentation; (2) Breach of Oral Contract; (3) Breach of Written Contract; (4) Negligent Misrepresentation; and (5) Rescission and Restitution. On August 30, 2004, the Court dismissed Mr. Smith's claims for fraud and negligence, and also dismissed the Company's counterclaim for breach of oral contract and partially dismissed the counterclaims for intentional and negligent misrepresentation. The case is scheduled to go to trial in March 2005.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
----------------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2004.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.
--------------------------------------------------------------------------

(a)     Market  Information

     There is a limited public market for the common stock of the Company. The Company's common stock is quoted on the NASD OTC Bulletin Board under the symbol "ITKG."

     The following table sets forth the range of high and low bid quotations for the Company's common stock on the OTC Bulletin Board for each quarter of the fiscal years ended June 30, 2003 and 2004.

          Quarter Ended            Low Bid        High Bid
          ------------------       --------       ---------
          September 30, 2002       $   0.66       $    1.06
          December 31, 2002        $   0.49       $    0.88
          March 31, 2003           $   0.68       $    1.26
          June 30, 2003            $   0.72       $    1.05

          September 30, 2003       $   0.77       $    1.40
          December 31, 2003        $   1.04       $    1.50
          March 31, 2004           $   0.88       $    1.54
          June 30, 2004            $   0.71       $    1.26

     The source of this information is the OTC Bulletin Board and other quotation services. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

(b)  Holders

     As of September 20, 2004 there were approximately 207 holders of record of the Company's common stock (this number does not include beneficial owners who hold shares at broker/dealers in "street-name").

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

(a) Within the past three fiscal years the Company sold securities from time to time pursuant to an Investment Agreement with Swartz Private Equity, LLC ("Swartz") that was executed in May 2000 and terminated in May 2003. Pursuant to the terms of the Investment Agreement, the Company periodically sold ("put") shares of common stock to Swartz. In partial consideration of the Investment Agreement, the Company issued a Commitment Warrants to Swartz to purchase 495,000 shares of Common Stock for five years, at an adjusted exercise price of $.50 per share. The Company believes that these transactions are exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D. Following is a summary of completed put transactions:

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


(b) In August 2001, the Company issued an aggregate of 858,500 shares of its common stock to 3 persons (including two officers) upon exercise of options pursuant to the Employee Benefit and Consulting Services Compensation Plan. The options had various exercise prices, ranging from $0.15 to $.33 per share. The Company issued the shares in consideration for an aggregate of $52,305 in cash and $124,200 in lieu of accrued salaries payable. These transactions did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid, and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that each transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

(c) In September 2001, the Company issued an aggregate of 325,000 shares to eight persons pursuant to the exercise of warrants previously issued in connection with a private placement in March 2000, for aggregate proceeds of $130,000. In August 2001, the exercise price of the warrants had been temporarily reduced from $1.80 to $.40 per share through September 2001. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

(d) In January 2002, the Company issued 100,000 shares of its common stock pursuant to its employee benefit and consulting services plan to one person. The exercise price of the shares was $.40 per share and the exercise price was paid in cash. The transaction did not involve any public offering, the securities were issued under a plan structured in compliance with Rule 701 of the Securities Act, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Rule 701 of the Securities Act.

(e) In January 2002, the Company issued an aggregate of 450,000 shares of common stock to two employees in consideration of the execution of a "Proprietary, Non-Disclosure and Non-Solicitation Agreement" by each person. A restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, and/or Rule 506 of Regulation D.

(f) In October 2002, the Company issued 144,793 shares of restricted common stock to Swartz Private Equity, LLC ("Swartz"), pursuant to an agreement to settle a non-use fee of $104,541.84 that had accrued pursuant to the Investment Agreement between the Company and Swartz. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

(g) In November 2002, the Company completed a private placement with eight investors and sold 1,684,000 shares of its common stock at $.50 per share and warrants to purchase 842,000 shares of its common stock within two years at an exercise price of $.75 per share. Aggregate proceeds from the sale of the common stock was $842,000. In connection with the offering, the Company agreed to use its best efforts to register the shares of common stock (including the shares underlying the warrants) for resale by the investors within 180 days after the close of the offering. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

(h) In February 2003, Swartz Private Equity, LLC ("Swartz") exercised a portion of an outstanding warrant for $27,500 ($.50 per share) and the Company issued to Swartz 55,000 shares of restricted common stock. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

(i) In May 2003 issued 200,000 shares of restricted common stock to The Investor Relations Group, Inc. pursuant to a one-year service agreement dated February 27, 2003. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

(j) In September 2003, the Company completed a private placement with ten investors and sold 898,336 shares of its common stock at $.75 per share and warrants to purchase 449,168 shares of its common stock within two years at an exercise price of $1.00 per share. Aggregate proceeds from the sale of the common stock was $673,752. In connection with the offering, the Company agreed to use its best efforts to register the shares of common stock (including the shares underlying the warrants) for resale by the investors within 180 days after the close of the offering. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

(k) In September 2003, the Company issued 37,500 shares of restricted common stock valued at $35,250 in connection with a settlement of a legal dispute with Joffre J. Rolland, Jr. and Robyn Rolland, pursuant to a mutual release executed in August 2003. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D.

(l) In January 2004, Swartz Private Equity, LLC ("Swartz") exercised outstanding warrants pursuant to a cashless exercise provision and the Company issued to Swartz 170,648 shares of common stock. The transaction did not involve any public offering and no sales commissions were paid. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and
Section  4(6)  of  the  Securities  Act  and/or  Rule  506  of  Regulation  D.

(m) On January 14, 2004, the Company completed a private placement of its securities and raised $5,711,000 in gross proceeds. The transaction was completed pursuant to a Securities Purchase Agreement dated December 26, 2003, between the Company and Wellington Management Company, LLP, for a private offering of 57,110 units ("Units") of equity securities, each Unit consisting of 100 shares of common stock (the "Common Stock"), and one warrant (the "Warrant") convertible at no cost into 30 shares of Common Stock, at a purchase price of $100.00 per Unit. Wellington Management Company, LLP acted as an investment advisor on behalf of eleven institutional investors. By mutual agreement with the Investors, closing occurred on January 14, 2004.

     Each Warrant may be exercised in whole or in part at any time, and from time to time, during the period commencing on April 30, 2004 and expiring on December 31, 2009, and entitles the holder to receive shares of common stock for no additional consideration.

     Pursuant to the Securities Purchase Agreement, the Company filed a registration statement to register the shares of common stock (including the share of common stock underlying the Warrants) for resale by the investors.

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

(n) In June 2004, Swartz Private Equity, LLC ("Swartz") exercised an outstanding warrant pursuant to a cashless exercise provision and the Company issued to Swartz 117,650 shares of common stock. The transaction did not involve any public offering and no sales commissions were paid. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and
Section  4(6)  of  the  Securities  Act  and/or  Rule  506  of  Regulation  D.


ITEM 6.  MANAGEMENT'S PLAN OF OPERATION.
----------------------------------------

     Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

     The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

     To date the Company has recorded nominal revenues from the sales of prototypes. The Company is still considered a development stage company for accounting purposes. From inception on February 12, 1996 through June 30, 2004, the Company has accrued an accumulated deficit of approximately $17.5 million.

     The Company's net loss for the year ended June 30, 2004 was $2,543,848, compared to a net loss of $1,346,833 for the prior fiscal year. The primary expenses during the year ended June 30, 2004 were salaries ($685,023), consulting fees ($536,728) and legal and accounting ($909,398). Legal fees were exceptionally high and primarily related to costs associated with pursuing and maintaining technology patent filings and costs incurred in defending the lawsuit filed by James E. Smith (described above in Part I, Item 3).

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

     To date, the Company has relied on loans from management and management's ability to raise capital through debt and equity private placement financings to fund its operations. During the current fiscal year, the Company raised capital through two private placements by selling common stock and common stock purchase warrants:

     1. In September 2003, the Company completed a private placement with ten investors and sold 898,336 shares of its common stock at $.75 per share and warrants to purchase 449,168 shares of its common stock within two years at an exercise price of $1.00 per share. Aggregate proceeds from the sale of the common stock was $673,752. Pursuant to the terms of the offering, the Company filed a registration statement to register the shares of common stock (including the share of common stock underlying the warrants), for resale by the investors.

     2. On January 14, 2004, the Company completed a private placement of its securities and raised $5,711,000 in gross proceeds. The transaction was completed pursuant to a Securities Purchase Agreement dated December 26, 2003, between the Company and Wellington Management Company, LLP, for a private offering of 57,115 units ("Units") of equity securities, each Unit consisting of 100 shares of common stock (the "Common Stock"), and one warrant (the "Warrant") convertible into 30 shares of Common Stock, at a purchase price of $100.00 per Unit. Wellington Management Company, LLP acted as an investment advisor on behalf of eleven institutional investors. By mutual agreement with the Investors, closing occurred on January 14, 2004. Each Warrant may be exercised in whole or in part at any time, and from time to time, during the period commencing on April 30, 2004 and expiring on December 31, 2009, and entitles the holder to receive shares of common stock for no additional consideration. Pursuant to the Securities Purchase Agreement, the Company filed a registration statement to register the shares of common stock (including the share of common stock underlying the Warrants), for resale by the investors. Wells Fargo Securities, LLC, served as placement agent for the Company and was paid a fee of six percent of the gross proceeds raised from the offering.

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


ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE.
---------------------

     None.


ITEM 8A.  CONTROLS AND PROCEDURES.
----------------------------------

Based on their most recent evaluation, which was completed as of the end of the period covered by this annual report on Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the last fiscal quarter to which this report relates, there were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

     INTEGRAL TECHNOLOGIES, INC.
     (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED FINANCIAL STATEMENTS
     JUNE 30, 2004, 2003 AND 2002
     (U.S. DOLLARS)




     INDEX                                                              PAGE
     -----                                                              ----

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM            F-1

     FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                        F-2

     Consolidated Statements of Operations                              F-3

     Consolidated Statements of Stockholders' Equity (Deficit)        F-4 - F-7

     Consolidated Statements of Cash Flows                              F-8

     Notes to Consolidated Financial Statements                       F-9 - F-25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE DIRECTORS AND STOCKHOLDERS OF
INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

We have audited the consolidated balance sheets of Integral Technologies, Inc. (A Development Stage Company) as of June 30, 2004 and 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years ended June 30, 2004, 2003 and 2002 and the cumulative totals for the development stage of operations from February 12, 1996 (inception) through June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Integral Technologies, Inc. from February 12, 1996 (inception) through June 30, 1996 were audited by other auditors whose report dated November 20, 1996, expressed an unqualified opinion on those statements. Our opinion insofar as it relates to the cumulative totals for development stage operations from February 12, 1996 (inception) through June 30, 1996, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standard of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at June 30, 2004 and 2003 and the consolidated results of its operations and its cash flows for each of the years ended June 30, 2004, 2003 and 2002 and the cumulative totals for the development stage of operations from February 12, 1996 (inception) through June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

"Pannell Kerr Forster"

Registered Independent
Chartered Accountants

Vancouver, Canada
September 23, 2004

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
JUNE 30
(U.S. DOLLARS)

=================================================================================
                                                         2004           2003
---------------------------------------------------------------------------------
ASSETS
CURRENT
  Cash                                               $  3,905,773   $    174,210
  Accounts receivable                                           0          1,141
  Prepaid expenses                                         26,091         11,844
TOTAL CURRENT ASSETS                                    3,931,864        187,195
---------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT (note 3)                            31,250         54,282
INVESTMENTS (note 4)                                            1              1
---------------------------------------------------------------------------------

TOTAL ASSETS                                         $  3,963,115   $    241,478
=================================================================================
LIABILITIES
CURRENT
  Accounts payable and accruals (note 7)             $    522,337   $    472,254
  Due to West Virginia University Research
    Corporation (note 9(a))                               397,296        397,296
---------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                 919,633        869,550
---------------------------------------------------------------------------------
CONTINGENCIES (note 9)
STOCKHOLDERS' EQUITY (DEFICIT) (note 5)
PREFERRED STOCK AND PAID-IN CAPITAL IN EXCESS
 OF $0.001 PAR VALUE
  20,000,000     Shares authorized
      321,038    (2003 - 439,610) Shares issued
                  and outstanding (note 5(b))             321,038        439,610
COMMON STOCK AND PAID-IN CAPITAL IN EXCESS
 OF $0.001 PAR VALUE
  50,000,000     Shares authorized
  40,181,849     (2003 - 32,923,855) Shares issued
                  and outstanding (note 5(a))          20,197,085     13,335,752
PROMISSORY NOTES RECEIVABLE (note 5(e))                   (66,500)       (66,500)
SHARE SUBSCRIPTIONS                                             0        211,915
OTHER COMPREHENSIVE INCOME                                 46,267         46,267
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE      (17,454,408)   (14,595,116)
---------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY(DEFICIT)                     3,043,482       (628,072)
---------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $  3,963,115   $    241,478
=================================================================================

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. DOLLARS)

==================================================================================================
                                                                                     PERIOD FROM
                                                                                    FEBRUARY 12,
                                                                                        1996
                                                                                     (INCEPTION)
                                                    YEARS JUNE 30, ENDED               THROUGH
                                           2004            2003          2002       JUNE 30, 2004
--------------------------------------------------------------------------------------------------

REVENUE                              $         1,483   $    21,355   $    27,686   $      238,150
COST OF SALES                                      0             0        13,468          216,016
--------------------------------------------------------------------------------------------------
                                               1,483        21,355        14,218           22,134
--------------------------------------------------------------------------------------------------
EXPENSES
  Legal and accounting                       909,398       151,651       169,247        2,085,567
  Salaries                                   685,023       467,093       547,272        3,941,471
  Consulting                                 536,728       445,193       663,795        2,692,245
  Travel and entertainment                   133,132        93,879       122,898          876,800
  General and administrative                 123,596        57,515        97,458          630,013
  Telephone                                   38,375        29,892        33,169          295,675
  Rent                                        33,631        31,838        34,102          287,249
  Financing fees                              25,000             0       104,542          129,542
  Bank charges and
    interest, net                             55,374         1,498        10,053          163,229
  Advertising                                  6,000         9,360        13,348          277,255
  Settlement of lawsuit (note 9(b))                0        45,250             0           45,250
  Research and development                         0         1,234         8,401        1,244,755
  Remuneration pursuant to
    proprietary, non-competition
    agreement (note 5(a)(i))                       0             0       711,000          711,000
  Write-down of license
    and operating assets                           0             0        48,919        1,855,619
  Interest on beneficial
    conversion feature                             0             0             0          566,456
  Write-off of investments (note 4)                0             0     1,249,999        1,249,999
  Cancellation of debt                             0             0             0         (602,843)
  Bad debts (recovery)                       (23,958)       10,753        14,500           52,613
  Depreciation and
    amortization                              23,032        23,032        21,706          293,136
--------------------------------------------------------------------------------------------------
                                           2,545,331     1,368,188     3,850,409       16,795,031
--------------------------------------------------------------------------------------------------

NET LOSS FOR YEAR                    $    (2,543,848)  $(1,346,833)  $(3,836,191)  $  (16,772,897)
==================================================================================================

NET LOSS PER COMMON SHARE            $         (0.07)  $     (0.04)  $     (0.13)
==================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING               36,391,491    31,928,310    29,064,780
==================================================================================================

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(U.S. DOLLARS)

=====================================================================================================================
                                               COMMON                      PREFERRED
                                SHARES        STOCK AND      SHARES OF     STOCK AND
                              OF COMMON    PAID-IN CAPITAL   PREFERRED  PAID-IN CAPITAL   PROMISSORY
                                STOCK         IN EXCESS        STOCK       IN EXCESS         NOTES         SHARE
                                ISSUED         OF PAR         ISSUED         OF PAR       RECEIVABLE   SUBSCRIPTIONS
---------------------------------------------------------------------------------------------------------------------
SHARES ISSUED FOR
  Cash                         1,000,000  $         10,000           0  $              0  $         0  $            0
  Property and equipment
    (to officers
    and directors)             1,500,000            15,000           0                 0            0               0
  Services (provided by
    officers and directors)    2,000,000            20,000           0                 0            0               0
  Services (others)            1,500,000            15,000           0                 0            0               0
Foreign currency
  translation                          0                 0           0                 0            0               0
Net loss for year                      0                 0           0                 0            0               0
---------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1996         6,000,000            60,000           0                 0            0               0
SHARES ISSUED FOR
  Cash                         5,086,000           865,514           0                 0            0               0
  Share issue costs                    0           (48,920)          0                 0            0               0
  Services                       564,000            63,036           0                 0            0               0
  Acquisition of subsidiary      100,000           275,000           0                 0            0               0
Foreign currency
  translation                          0                 0           0                 0            0               0
Net loss for year                      0                 0           0                 0            0               0
---------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1997        11,750,000         1,214,630           0                 0            0               0
SHARES ISSUED FOR
  Cash                           825,396           650,000           0                 0            0               0
Share issue costs                      0           (78,000)          0                 0            0               0
Foreign currency
  translation                          0                 0           0                 0            0               0
Net loss for year                      0                 0           0                 0            0               0
---------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1998        12,575,396  $      1,786,630           0  $              0  $         0  $            0
---------------------------------------------------------------------------------------------------------------------


===============================================================================
                                                 DEFICIT
                                                ACCUMULATED
                                   OTHER        DURING THE          TOTAL
                               COMPREHENSIVE    DEVELOPMENT     STOCKHOLDERS'
                                  INCOME           STAGE      EQUITY (DEFICIT)
-------------------------------------------------------------------------------
SHARES ISSUED FOR
  Cash                        $            0   $          0   $         10,000
  Property and equipment
    (to officers
    and directors)                         0              0             15,000
  Services (provided by
    officers and directors)                0              0             20,000
  Services (others)                        0              0             15,000
Foreign currency
  translation                         (1,226)             0             (1,226)
Net loss for year                          0       (344,843)          (344,843)
-------------------------------------------------------------------------------
BALANCE, JUNE 30, 1996                (1,226)      (344,843)          (286,069)
SHARES ISSUED FOR
  Cash                                     0              0            865,514
  Share issue costs                        0              0            (48,920)
  Services                                 0              0             63,036
  Acquisition of subsidiary                0              0            275,000
Foreign currency
  translation                         12,601              0             12,601
Net loss for year                          0       (822,217)          (822,217)
-------------------------------------------------------------------------------
BALANCE, JUNE 30, 1997                11,375     (1,167,060)            58,945
SHARES ISSUED FOR
  Cash                                     0              0            650,000
Share issue costs                          0              0            (78,000)
Foreign currency
  translation                         24,860              0             24,860
Net loss for year                          0       (937,373)          (937,373)
-------------------------------------------------------------------------------
BALANCE, JUNE 30, 1998        $       36,235   $ (2,104,433)  $       (281,568)
-------------------------------------------------------------------------------

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(U.S. DOLLARS)

=================================================================================================================================
                                                          COMMON                      PREFERRED
                                         SHARES OF       STOCK AND      SHARES OF     STOCK AND
                                           COMMON     PAID-IN CAPITAL   PREFERRED  PAID-IN CAPITAL    PROMISSORY
                                           STOCK         IN EXCESS        STOCK       IN EXCESS         NOTES          SHARE
                                           ISSUED         OF PAR         ISSUED         OF PAR        RECEIVABLE   SUBSCRIPTIONS
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1998                   12,575,396  $      1,786,630           0  $              0  $         0   $            0
SHARES ISSUED FOR
  Cash                                      200,000            50,000           0                 0            0                0
  Exercise of stock options                 445,000            80,500           0                 0            0                0
  Promissory note                         1,683,789           252,568           0                 0     (284,068)               0
  Settlement of lawsuit                     150,000            15,000           0                 0            0                0
  Services (provided by
    officers and directors)                 666,666           100,000           0                 0            0                0
  Share issue costs                               0          (100,500)          0                 0            0                0
  Services                                  250,000            50,000           0                 0            0                0
  Conversion of convertible debentures    3,869,120           525,813           0                 0            0                0
  Acquisition of subsidiary               1,800,000           619,200           0                 0            0                0
  Held in escrow                            447,091                 0           0                 0            0                0
  Stock option benefit                            0            70,600           0                 0            0                0
  Beneficial conversion feature                   0           566,456           0                 0            0                0
Foreign currency translation                      0                 0           0                 0            0                0
Net loss for year                                 0                 0           0                 0            0                0
---------------------------------------------------------------------------------------------------------------------------------
BALANCE JUNE 30, 1999                    22,087,062         4,016,267           0                 0     (284,068)               0
SHARES ISSUED FOR
  Cash on private placement               2,650,000         3,975,000           0                 0            0                0
  Exercise of options                     1,245,000           256,700           0                 0            0                0
  Services                                   50,000            13,000           0                 0            0                0
  Settlement of debt                              0                 0     664,410           664,410            0                0
Shares released from escrow                       0            75,558           0                 0            0                0
Stock option benefit                              0            48,256           0                 0            0                0
Promissory note repayment                         0                 0           0                 0      225,568                0
Foreign currency translation                      0                 0           0                 0            0                0
Net loss for year                                 0                 0           0                 0            0                0
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000                   26,032,062  $      8,384,781     664,410  $        664,410  $   (58,500)  $            0
---------------------------------------------------------------------------------------------------------------------------------


=========================================================================================
                                                            DEFICIT
                                                          ACCUMULATED
                                             OTHER        DURING THE          TOTAL
                                         COMPREHENSIVE    DEVELOPMENT     STOCKHOLDERS'
                                             INCOME          STAGE      EQUITY (DEFICIT)
-----------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1998                   $       36,235  $ (2,104,433)  $       (281,568)
SHARES ISSUED FOR
  Cash                                                0             0             50,000
  Exercise of stock options                           0             0             80,500
  Promissory note                                     0             0            (31,500)
  Settlement of lawsuit                               0             0             15,000
  Services (provided by
    officers and directors)                           0             0            100,000
  Share issue costs                                   0             0           (100,500)
  Services                                            0             0             50,000
  Conversion of convertible debentures                0             0            525,813
  Acquisition of subsidiary                           0             0            619,200
  Held in escrow                                      0             0                  0
  Stock option benefit                                0             0             70,600
  Beneficial conversion feature                       0             0            566,456
Foreign currency translation                      8,444             0              8,444
Net loss for year                                     0    (1,404,021)        (1,404,021)
-----------------------------------------------------------------------------------------
BALANCE JUNE 30, 1999                            44,679    (3,508,454)           268,424
SHARES ISSUED FOR
  Cash on private placement                           0             0          3,975,000
  Exercise of options                                 0             0            256,700
  Services                                            0             0             13,000
  Settlement of debt                                  0             0            664,410
Shares released from escrow                           0             0             75,558
Stock option benefit                                  0             0             48,256
Promissory note repayment                             0             0            225,568
Foreign currency translation                      1,614             0              1,614
Net loss for year                                     0    (1,537,402)        (1,537,402)
-----------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000                   $       46,293  $ (5,045,856)  $      3,991,128
-----------------------------------------------------------------------------------------

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(U.S. DOLLARS)

============================================================================================================================
                                                 COMMON                        PREFERRED
                                  SHARES        STOCK AND      SHARES OF       STOCK AND
                                OF COMMON    PAID IN CAPITAL   PREFERRED    PAID- IN CAPITAL    PROMISSORY
                                  STOCK         IN EXCESS        STOCK         IN EXCESS          NOTES           SHARE
                                  ISSUED         OF PAR          ISSUED          OF PAR         RECEIVABLE    SUBSCRIPTIONS
----------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000          26,032,062  $      8,384,781     664,410   $         664,410   $   (58,500)  $            0
SHARES ISSUED FOR
  Cash on private placement         81,885           112,480           0                   0             0                0
  Exercise of options              517,000            91,515           0                   0             0                0
  Services                         100,000            40,000           0                   0             0                0
  Held in escrow
    (note 5(a)(ii)(b)(i))          218,115                 0           0                   0             0                0
Stock option benefit                     0           272,207           0                   0             0                0
Dividends on preferred shares            0                 0           0                   0             0                0
Share subscriptions                      0                 0           0                   0             0           50,000
Redeemed shares                          0                 0    (100,000)           (100,000)            0                0
Foreign currency translation             0                 0           0                   0             0                0
Net loss for year                        0                 0           0                   0             0                0
----------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2001          26,949,062         8,900,983     564,410             564,410       (58,500)          50,000
SHARES ISSUED FOR
  Proprietary non-competition
    agreement (note 5(a)(i))       450,000           711,000           0                   0             0                0
  Held in escrow                   700,000                 0           0                   0             0                0
  Exercise of options            2,263,500           971,200           0                   0       (15,000)         (10,000)
  Exercise of warrants             325,000           130,000           0                   0             0                0
  Subscriptions                    100,000            40,000           0                   0             0          (40,000)
Stock option compensation                0           415,685           0                   0             0                0
Shares released from escrow              0           954,582           0                   0             0                0
Dividends on preferred shares            0                 0           0                   0             0                0
Redeemed shares                          0                 0    (124,800)           (124,800)            0                0
Write-off of promissory
  note receivable                        0            (7,000)          0                   0         7,000                0
Net loss for year                        0                 0           0                   0             0                0
----------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2002          30,787,562  $     12,116,450     439,610   $         439,610   $   (66,500)  $            0
----------------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------
                                                    DEFICIT
                                                  ACCUMULATED
                                     OTHER        DURING THE          TOTAL
                                 COMPREHENSIVE    DEVELOPMENT     STOCKHOLDERS'
                                    INCOME           STAGE      EQUITY (DEFICIT)
---------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000          $       46,293   $ (5,045,856)  $      3,991,128
SHARES ISSUED FOR
  Cash on private placement                  0              0            112,480
  Exercise of options                        0              0             91,515
  Services                                   0              0             40,000
  Held in escrow
    (note 5(a)(ii)(b)(i))                    0              0                  0
Stock option benefit                         0              0            272,207
Dividends on preferred shares                0        (30,720)           (30,720)
Share subscriptions                          0              0             50,000
Redeemed shares                              0       (100,000)          (200,000)
Foreign currency translation               (26)             0                (26)
Net loss for year                            0     (4,000,169)        (4,000,169)
---------------------------------------------------------------------------------
BALANCE, JUNE 30, 2001                  46,267     (9,176,745)           326,415
SHARES ISSUED FOR
  Proprietary non-competition
    agreement (note 5(a)(i))                 0              0            711,000
  Held in escrow                             0              0                  0
  Exercise of options                        0              0            946,200
  Exercise of warrants                       0              0            130,000
  Subscriptions                              0              0                  0
Stock option compensation                    0              0            415,685
Shares released from escrow                  0              0            954,582
Dividends on preferred shares                0        (26,087)           (26,087)
Redeemed shares                              0       (187,200)          (312,000)
Write-off of promissory
  note receivable                            0              0                  0
Net loss for year                            0     (3,836,191)        (3,836,191)
---------------------------------------------------------------------------------
BALANCE, JUNE 30, 2002          $       46,267   $(13,226,223)  $       (690,396)
---------------------------------------------------------------------------------

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(U.S. DOLLARS)

=================================================================================================================================
                                                        COMMON                       PREFERRED
                                        SHARES        STOCK AND      SHARES OF       STOCK AND
                                       OF COMMON   PAID-IN CAPITAL   PREFERRED    PAID IN-CAPITAL    PROMISSORY
                                         STOCK        IN EXCESS        STOCK         IN EXCESS         NOTES           SHARE
                                        ISSUED          OF PAR         ISSUED         OF PAR         RECEIVABLE    SUBSCRIPTIONS
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2002                30,787,562   $     12,116,450    439,610   $        439,610   $   (66,500)  $            0
SHARES ISSUED FOR
  Cash on private placement            1,684,000            842,050          0                  0             0                0
  Settlement of debt                     144,793            104,542          0                  0             0                0
  Services                               200,000            196,000          0                  0             0                0
  Exercise of options                     52,500             43,750          0                  0             0                0
  Exercise of warrants                    55,000             27,500          0                  0             0                0
Subscription received note 6(a)(vi))           0                  0          0                  0             0          176,665
Stock option compensation                      0              5,460          0                  0             0                0
Settlement of lawsuit (note 9(b))              0                  0          0                  0             0           35,250
Dividends on preferred shares                  0                  0          0                  0             0                0
Net loss for year                              0                  0          0                  0             0                0
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2003                32,923,855         13,335,752    439,610            439,610       (66,500)         211,915
SHARES ISSUED FOR
  Cash on private placement            6,609,336          6,042,935          0                  0             0         (211,915)
  Cash on exercise of options             25,000             25,000          0                  0             0                0
  Settlement of lawsuit (note 9(b))       37,500             35,250          0                  0             0                0
  Services                                25,000             21,873          0                  0             0                0
  Redemption of preferred shares         415,000            415,000   (118,572)          (118,572)            0                0
  Exercise warrants                      288,298                  0          0                  0             0                0
Shares returned to treasury for
    Cancellation                        (142,140)                 0          0                  0             0                0
Stock option compensation                      0            321,275          0                  0             0                0
Dividends on preferred shares                  0                  0          0                  0             0                0
Net loss for year                              0                  0          0                  0             0                0
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2004                40,181,849   $     20,197,085    321,038   $        321,038   $   (66,500)  $            0
---------------------------------------------------------------------------------------------------------------------------------


======================================================================================
                                                         DEFICIT
                                                       ACCUMULATED
                                          OTHER        DURING THE          TOTAL
                                      COMPREHENSIVE    DEVELOPMENT     STOCKHOLDERS'
                                          INCOME          STAGE      EQUITY (DEFICIT)
--------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2002                $       46,267  $(13,226,223)  $       (690,396)
SHARES ISSUED FOR
  Cash on private placement                        0             0            842,050
  Settlement of debt                               0             0            104,542
  Services                                         0             0            196,000
  Exercise of options                              0             0             43,750
  Exercise of warrants                             0             0             27,500
Subscription received note 6(a)(vi))               0             0            176,665
Stock option compensation                          0             0              5,460
Settlement of lawsuit (note 9(b))                  0             0             35,250
Dividends on preferred shares                      0       (22,060)           (22,060)
Net loss for year                                  0    (1,346,833)        (1,346,833)
--------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2003                        46,267   (14,595,116)          (628,072)
SHARES ISSUED FOR
  Cash on private placement                        0             0          5,831,020
  Cash on exercise of options                      0             0             25,000
  Settlement of lawsuit (note 9(b))                0             0             35,250
  Services                                         0             0             21,873
  Redemption of preferred shares                   0      (296,428)                 0
  Exercise warrants                                0             0                  0
Shares returned to treasury for
    Cancellation                                   0             0                  0
Stock option compensation                          0             0            321,275
Dividends on preferred shares                      0       (19,016)           (19,016)
Net loss for year                                  0    (2,543,848)        (2,543,848)
--------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2004                $       46,267  $(17,454,408)  $      3,043,482
--------------------------------------------------------------------------------------

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. DOLLARS)

=====================================================================================================================
                                                                                                     PERIOD FROM
                                                                                                  FEBRUARY 12, 1996
                                                                YEARS ENDED JUNE 30,             (INCEPTION) THROUGH
                                                          2004          2003          2002          JUNE 30, 2004
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net loss                                            $(2,543,848)  $(1,346,833)  $(3,836,191)  $        (16,772,897)
  Adjustments to reconcile net loss to
  net cash used by operating activities
    Write-down of investment                                    0             0     1,249,999              1,249,999
    Cancellation of debt                                        0             0             0               (602,843)
    Proprietary, non-competition
      agreement (note 5(a)(i))                                  0             0       711,000                711,000
    Consulting services and financing fees                 61,873       223,500       254,792                957,273
    Depreciation and amortization                          23,032        24,302        28,983                318,691
    Stock option compensation                             321,275         5,460       415,685              1,133,483
    Interest on beneficial conversion                           0             0             0                566,456
    Settlement of lawsuit                                       0        45,250             0                 60,250
    Write-down of license and operating assets                  0             0        46,842              1,853,542
    Bad debt                                                1,141        10,752        14,500                 77,712
  Changes in non-cash working capital
    Due from affiliated company                                 0             0             0               (116,000)
    Notes and accounts receivable                               0         3,873        (2,923)              (109,213)
    Inventory                                                   0             0             0                (46,842)
    Prepaid expenses                                      (14,247)        3,249       (14,928)               (26,091)
    Deferred revenue and other                                  0       (13,232)            0                 (2,609)
    Accounts payable and accruals                          31,067      (112,371)      (95,852)               746,895
    Due to West Virginia University
      Research Corporation                                      0             0             0                397,296
---------------------------------------------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                  (2,119,707)   (1,156,050)   (1,228,093)            (9,603,898)
---------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchase of property, equipment and
    Intangibles assets                                          0             0             0               (200,935)
  Assets acquired and liabilities assumed
    on purchase of subsidiary                                   0             0             0               (129,474)
  Investment in and advances to affiliate companies             0             0             0             (2,000,000)
  License agreements                                            0             0             0               (124,835)
---------------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                           0             0             0             (2,455,244)
---------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Repayment of loan                                             0             0             0                (45,000)
  Advances from stockholders                                    0             0             0              1,078,284
  Repayments to stockholders                                    0             0             0                (94,046)
  Subscriptions received                                        0       176,665             0                226,665
  Proceeds from issuance of common stock                5,851,270       885,800     1,426,332             14,380,165
  Proceeds from convertible debentures                          0             0             0                600,000
  Share issue costs                                             0             0             0               (227,420)
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               5,851,270     1,062,465     1,426,332             15,918,648
---------------------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                  0             0             0                 46,267
---------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                             3,731,563       (93,585)      198,239              3,905,773
CASH, BEGINNING OF YEAR                                   174,210       267,795        69,556                      0
---------------------------------------------------------------------------------------------------------------------
CASH, END OF YEAR                                     $ 3,905,773   $   174,210   $   267,795   $          3,905,773
=====================================================================================================================

Supplemental cash flow information (note 6)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
(U.S. DOLLARS)
================================================================================

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

2.   SIGNIFICANT  ACCOUNTING  POLICIES

     (a)  Principles  of  consolidation

          These financial statements include the accounts of Integral Technologies, Inc. (a development stage company), its wholly-owned subsidiaries, Integral Vision Systems, Inc. ("IVSI"), Antek Wireless Inc. ("Antek") and Plastenna, Inc. ("Plastenna") a Delaware corporation and its 76.625% owned subsidiary, Emergent Technologies Corp. ("ETC"). All intercompany balances and transactions have been eliminated. Investment in Continental Divide Robotics, Inc. ("CDRI") is accounted for using the cost method since the Company exerts no significant influence (note 4).

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

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2004,  2003  AND  2002
(U.S.  DOLLARS)
================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     (f)  Foreign  currency  translation

          Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment are translated to U.S. dollars at year-end exchange rates. Income and expense items are translated at weighted-average rates of exchange prevailing during the year. Translation adjustments are recorded in accumulated gains and losses not affecting accumulated deficit within stockholders' equity (deficit).

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

          The Company's transactions in foreign currencies have been minimal in the last few years, as a result foreign exchange gains and losses have been immaterial.

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

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2004,  2003  AND  2002
(U.S.  DOLLARS)
================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     (i)  Financial  instruments

         (i)   Fair  value

               The carrying value of cash, accounts receivable, accounts payable and accruals and due to West Virginia University Research Corporation approximate their fair value because of the short maturity of these financial instruments.

         (ii)  Interest  rate  risk

               The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.

         (iii) Credit  risk

               The Company's financial assets that are exposed to credit risk consist primarily of cash which is placed with major financial institutions.

          (iv) Translation  risk

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

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2004,  2003  AND  2002
(U.S.  DOLLARS)
================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     (k)  Stock-based  compensation

          The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees. During the year the Company extended the expiry date of some of its options and as a result these options became variable options, and accordingly, compensation expense of $136,750 (2003 - Nil; 2002 -$7,800) was recognized as salaries expense. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option - pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been as follows:

===============================================================================
                                           2004          2003          2002
-------------------------------------------------------------------------------

Net loss, as reported                  $(2,543,848)  $(1,346,833)  $(3,836,191)
Add:  Stock-based employee
compensation expense under
intrinsic value method included in
reported net loss, net of related tax
effects                                    136,750             0         7,800

Deduct:  Total stock-based
compensation expense determined
under fair value based method for all
awards, net of related tax effects         (14,159)     (230,180)     (320,640)
-------------------------------------------------------------------------------

Net loss, pro-forma                    $(2,421,257)  $(1,577,013)  $(4,149,031)
===============================================================================

Net loss per share, as reported        $     (0.07)  $     (0.04)  $     (0.13)
Add:  Stock-based employee
compensation expense under
intrinsic value method included in
reported net loss, net of related tax
effects                                       0.00          0.00          0.00

Deduct:  Total stock-based
compensation expense determined
under fair value based method for all
awards, net of related tax effects            0.00         (0.01)        (0.01)
-------------------------------------------------------------------------------

Net loss per share, pro-forma          $     (0.07)  $     (0.05)  $     (0.14)
================================================================================

The Company applies SFAS 123 in accounting for its stock options granted to non-employees, and accordingly, compensation expense of $184,525 (2003 - $5,460; 2002 - $Nil) was recognized as consulting expense for fixed and variable options.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2004,  2003  AND  2002
(U.S.  DOLLARS)
================================================================================

2.  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

     (k)  Stock  based  compensation  (Continued)

          The fair value of each option grant is calculated using the following weighted average assumptions:

          ============================================================
                                       2004         2003         2002
          ------------------------------------------------------------

          Expected life (years)           1          2.2            2
          Interest rate                3.50%        3.00%        4.38%
          Volatility                  72.50%       51.50%       71.86%
          Dividend yield               0.00%        0.00%        0.00%
          ============================================================

     (l)  Comprehensive  income

          Other comprehensive income includes revenues and expenses and unrealized gains and losses that under accounting principles generally accepted in the United States of America are excluded from net income
          (loss) and are recorded directly as an adjustment to stockholders' equity, net of tax. When the unrealized gains and losses are realized they are reclassified from other comprehensive income and included in net income. The Company's other comprehensive income (loss) is composed of unrealized gains and losses from foreign currency translation adjustments. (see note 10)

     (m)  Recent  accounting  pronouncements

          (i) In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2004,  2003  AND  2002
(U.S.  DOLLARS)
================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     (m)  Recent  accounting  pronouncements  (Continued)

         (ii) On April 30, 2003, the FASB issued Statement No. 149,Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of Statement 149 did not have any effect on the Company's consolidated financial position, results of operations or cash flows.

         (iii) On May 15, 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The Company adopted Statement 150 on July 1, 2003. The effect of adopting this statement did not have any effect on the Company's consolidated financial position, results of operations or cash flows.

          (iv) On April 2002, the FASB issued statement No. 145, Rescission of FASB No. 4 Reporting Gains and Losses from Extinguishment of Debt, and amendment of FASB No. 64 Extinguishment of Debt made to Satisfy Sinking-Fund Requirements. This statement also rescinds FASB No. 44 Accounting for Intangible Assets of Motor Carriers and also amends FASB No. 13 Accounting for leases to eliminate an inconsistency in accounting for sale-leaseback. The Company adopted this statement effective July 1, 2002. The impact of adopting this statement is the reclassification of cancellation of debt, previously recorded as extraordinary item, to other income.

3.   PROPERTY  AND  EQUIPMENT

     ===========================================================================
                                                        2004             2003
     ---------------------------------------------------------------------------

     Machinery, furniture and equipment              $ 148,940        $ 148,940
     Computer hardware and software                     39,419           39,419
     Molds                                               4,800            4,800
     ---------------------------------------------------------------------------
                                                       193,159          193,159
     Less:  Accumulated depreciation                  (161,909)        (138,877)
     ---------------------------------------------------------------------------
                                                     $  31,250        $  54,282
     ===========================================================================

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2004,  2003  AND  2002
(U.S.  DOLLARS)
================================================================================

4.   INVESTMENTS

     In July 2000, the Company executed a Stock Purchase Agreement with Continental Divide Robotics Inc. ("CDRI") related to the acquisition of a minority interest in CDRI. CDRI has developed certain proprietary hardware and software systems that use a radio-navigation, satellite-based Global Positioning System to track individuals, on a real time basis.

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

5.   STOCKHOLDERS'  EQUITY  (DEFICIT)

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

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2004,  2003  AND  2002
(U.S.  DOLLARS)
================================================================================

5.   STOCKHOLDERS'  EQUITY  (DEFICIT)  (Continued)

     (a)  Common  stock  (Continued)

          (ii) Private  placement  agreement

               (a) During the year ended June 30, 2000, the Company entered into a private placement agreement with Swartz Private Equity, LLC ("Swartz") which called for periodic purchases over a three year period of up to $25,000,000 of the Company's common stock. This agreement expired May 2003.

                    Each periodic purchase ("put") has a purchase price equal to the lesser of the market price minus $0.25, or 91% of the market price, but not less than a stated minimum purchase price as set in the advance put notice, which cannot be greater than 80% of the market price on that date.

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

                    If the Company has not put a minimum of $1,000,000 in aggregate Put Dollar Amount during any six month period of time during the term of the Investment Agreement, the Company will be required to pay Swartz a non-usage fee equal to the difference of $100,000 minus 10% of the aggregate Put Dollar Amount of the Put Shares put to Swartz during such six month period. In the event that the Company delivers a termination notice to Swartz or an automatic termination occurs, the Company must pay Swartz a termination fee equal to the greater of the non-usage fee for the applicable period or the difference of $200,000 minus 10% of the aggregate Put Dollar Amount of the Put Shares put to Swartz during all Puts to such date. The non-usage fee for the year ended June 30, 2003 was waived as the agreement expired. The non-usage fee for the year ended June 30, 2002 of $104,542 was settled in 2003 by issuance of 144,793 shares of common stock. The non-usage fee for the period prior to August 3, 2001 was waived by Swartz.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2004,  2003  AND  2002
(U.S.  DOLLARS)
================================================================================

5.   STOCKHOLDERS'  EQUITY  (DEFICIT)  (Continued)

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

                              As partial consideration of the investment agreement the Company issued warrants to Swartz to purchase 495,000 shares of common stock.

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

               As part of this agreement, the Company agreed to issue 200,000 common shares which was recognized as consulting expense at market value on the date of the transaction for a total of $196,000.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2004,  2003  AND  2002
(U.S.  DOLLARS)
================================================================================

5.   STOCKHOLDERS'  EQUITY  (DEFICIT)  (Continued)

     (a)  Common  stock  (Continued)

          (v) During the year ended June 30, 2003, the Company issued 55,000 shares at a price of $0.50 per share on exercise of warrants.

          (vi) During  the  year  ended  June  30,  2004,  the  Company:

               (a) entered into a private placement whereby the Company issued 898,336 shares at a price of $0.75 per share and 449,268 share purchase warrants exercisable within two years with an exercise price of $1.00 per share. Of which 20,000 shares were paid for with services valued at $15,000.

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

               (f) issued 288,298 shares upon the exercise of warrants held by Swartz. The warrants were exercised under a cashless exercise provision. No cash consideration was received by the Company.

               (g) entered into a private placement whereby the Company issued 57,110 units at $100 per unit for gross proceeds of $5,711,000 less a private placement fee of 6% of gross proceeds. Each unit is comprised of 100 newly issued shares of the Company's common stock and one warrant convertible into 30 additional shares of common stock. Each warrant may be exercised in whole or in part at any time, during the period commencing on April 30, 2004 and expiring on December 31, 2009, and entitles the holder to receive shares of common stock for no additional consideration.

         (vii) Subsequent to June 30, 2004, the Company issued 44,000 shares to settle debt for $55,000.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2004,  2003  AND  2002
(U.S.  DOLLARS)
================================================================================

5.   STOCKHOLDERS'  EQUITY  (DEFICIT)  (Continued)

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

          During the year ended June 30, 2004, the Company redeemed 118,572 (2003 - $Nil; 2002 - 124,800) preferred shares at a total cost of
          $415,000  (2003  -  $Nil;  2002  $312,000)

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2004,  2003  AND  2002
(U.S.  DOLLARS)
================================================================================

5.   STOCKHOLDERS'  EQUITY  (DEFICIT)  (Continued)

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

          The following table summarizes the Company's stock option activity for the years ended June 30, 2003, 2002 and 2001:

          ====================================================================
                                                                     Weighted
                                                        Exercise      Average
                                          Number         Price       Exercise
                                         of Shares     Per Share       Price
          --------------------------------------------------------------------

          Balance, June 30, 2001         1,338,500   $0.15 to $1.00  $    0.35
          Granted during the year
            June 30, 2002                2,430,000   $0.40 to $1.50  $    0.63
          Exercised                     (2,463,500)  $0.15 to $1.20  $    0.41
          --------------------------------------------------------------------
          Balance, June 30, 2002         1,305,000   $0.40 to $1.50  $    0.76
          Granted during the year
            June 30, 2003                1,230,000   $         1.00  $    1.00
          Exercised                        (52,500)  $0.69 to $1.50  $    0.83
          Cancelled                       (575,000)  $0.40 to $1.00  $    0.66
          -------------------------------------------------------------------
          Balance, June 30, 2003         1,907,500   $0.40 to $1.50  $    0.94
          Granted during the year
            June 30, 2004                  255,000   $         1.00  $    1.00
          Cancelled                       (175,000)  $0.65 to $1.50  $    0.77
          Exercised                       (440,000)  $         1.00  $    1.00
          --------------------------------------------------------------------

          Balance, June 30, 2004         1,547,500   $0.64 to $1.50  $    0.94
          ====================================================================

          The following summarizes the options outstanding at June 30, 2004 and 2003 all of which were fully vested at these dates:

          ======================================================================
                                          Exercise             Number of Shares
          Expiry Date                      Price              2004       2003
          ----------------------------------------------------------------------

          August 31, 2004              $0.40 to $1.50         877,500  1,077,500
          August 31, 2005              $         1.00         255,000          0
          December 31, 2005            $         1.00         415,000    830,000
          Total                        $0.40 to $1.50       1,547,500  1,907,500
          ======================================================================

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2004,  2003  AND  2002
(U.S.  DOLLARS)
================================================================================

5.   STOCKHOLDERS'  EQUITY  (DEFICIT)  (Continued)

     (c)  Stock  options  (Continued)

          Pursuant  to  the  2001  Plan:

          (i) During the year ended June 30, 2004, the Company granted a total of 255,000 stock options to consultants at an exercise price of $1.00 per common share. All options are fully vested at the date of grant and expire August 31, 2005.

          (ii) During the year ended June 30, 2003, the Company granted a total of 1,230,000 stock options to officers, directors and key employees at an exercise price of $1.00 per common share. 400,000 of these options are fully vested at the date of grant and expire August 31, 2003 and 830,000 vested
                    January  1,  2003  and  expire  December  31,  2005.

          (iii) During the year ended June 30, 2004, the expiry date of 790,000 options was extended to August 31, 2004 as such the options became variable options (note 2(k)). Subsequent to year-end, the expiry date of 730,000 of these options was extended again to August 31, 2005.

          In April 2003, the Company adopted the "Integral Technologies, Inc. 2003 Stock Plan" (the "2003 Plan"), a non-qualified stock option plan under which the Company may issue up to 1,500,000 stock options. As of June 30, 2003, no options have been granted with respect to this plan.

     (d)  Stock  purchase  warrants

          At June 30, 2004, the following stock purchase warrants were outstanding:

          (i) Nil (2003 - 440,000) with an adjusted exercise price of $0.50 exercisable before November 10, 2005;

          (ii) 45,496 (2003 - 77,599) with exercise prices ranging from $0.51 to $1.18 exercisable on or before November 10, 2005; and

          (iii) 842,000 with exercise price of $0.75 exercisable before November 1, 2004.

          (iv) 449,170 with exercise price of $1.00 exercisable before September 25, 2005.

          (v) 1,713,300 with exercise price of $Nil exercisable before December 31, 2009.

          Both (i) and (ii) above have reset provisions, whereby the exercise price is adjusted to 110% of the five day average on every month's anniversary of the warrants.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2004,  2003  AND  2002
(U.S.  DOLLARS)
================================================================================

5.   STOCKHOLDERS'  EQUITY  (DEFICIT)(Continued)

     (e)  Promissory  notes  receivable  at  June  30,  2004  includes:

          (i)       $31,500 (2003  -  $31,500) due  on exercise of 210,000 stock options, interest at 10% per annum, due November 1, 2002, subsequently extended to June 30, 2003.
          (ii)      $20,000  (2003  -  $20,000) due on exercise of 100,000 stock options,  interest  at  8%  per  annum  due  June  6,  2002.
          (iii)     $15,000  (2003  -  $15,000)  due on exercise of 23,000 stock options,  interest  at  10%  per  annum  due  June 30, 2003.

          As at September 3, 2004, these notes have not been collected. Shares issued on exercise of options are restricted for trading by the Company. The restrictions will not be removed until the respective notes are paid to the Company.

6.   SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION

=============================================================================================
                                                                                PERIOD FROM
                                                                               FEBRUARY 12,
                                                                                   1996
                                                                                (INCEPTION)
                                                                                  THROUGH
                                           2004          2003         2002     JUNE 30, 2004
---------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
SHARES ISSUED
  For redemption of preferred shares   $    415,000  $           0  $      0  $       415,000
  For property and equipment                      0              0    18,000           23,000
  For proprietary agreement                       0              0   711,000          711,000
  For settlement of accounts payable              0        104,542   124,200          228,742
  For services (provided by officers
    and directors)                                0              0         0          120,000
  For settlement of lawsuit                       0              0         0           15,000
  For services                               61,873        223,500   150,250          696,784
  For acquisition of subsidiary                   0              0         0          894,200
SUPPLEMENT CASH FLOW INFORMATION
  Interest paid                                   0              0         0           81,111
  Income tax paid                                 0              0         0                0
=============================================================================================

7.   RELATED  PARTY  TRANSACTIONS

     (a)  Accounts  payable  at June 30, 2004 includes $29,290 (2003 - $269,660)
          due  to  two  directors  and  officers  of  the  Company.

     (b)  The  Company  incurred $398,777 (2003 - $340,000; 2002 - $312,000) for wages  due  to  two  directors  and  officers  of  the  Company.

     (c) The Company incurred $37,000 (2003 - $nil; 2002 - $nil) for interest paid to two directors and officers of the Company. This charge was authorized by the board of directors for amounts owed since fiscal year ended June 30, 2001.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2004,  2003  AND  2002
(U.S.  DOLLARS)
================================================================================

8.   INCOME  TAXES

     Deferred income taxes reflect the tax effect of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are as follows:

     =========================================================================
                                          2004          2003          2002
     -------------------------------------------------------------------------

     Deferred income tax assets
       Net operating loss
         and credit
         Carryforwards                $ 5,800,000   $ 4,900,000   $ 3,400,000
       Accrued liabilities                 40,000        40,000        40,000
       Temporary differences
         on property and
         equipment depreciation            (3,000)       (3,000)       (1,000)
     -------------------------------------------------------------------------

     Gross deferred tax assets          5,837,000     4,937,000     3,399,000
     Valuation allowance               (5,837,000)   (4,937,000)   (3,399,000)
     -------------------------------------------------------------------------

                                      $         0   $         0   $         0
     =========================================================================

     As at June 30, 2004 the Company's net operating loss carryforwards for income tax purposes were approximately $16,700,000(2003 - $14,100,000). If not utilized, they will start to expire in 2017.

9.   CONTINGENCIES

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

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2004,  2003  AND  2002
(U.S.  DOLLARS)
================================================================================

9.   CONTINGENCIES  (Continued)

     (b) On August 9, 2000, the Company filed a Petition for Order to Compel Arbitration against Joffre Rolland in the District Court of Clark County, State of Nevada. The purpose of the Petition for Order to Compel Arbitration was to require Joffre Rolland, a former employee, to arbitrate employment issues that had arisen under contracts he had entered into with the Company. On November 3, 2000, the Nevada State Court ordered Joffre Rolland to arbitrate the dispute in the State of Nevada. Instead of arbitrating as required by the Nevada State Court Order, Joffre Rolland and Robin Rolland (the "Rollands") filed suit against the Company and ETC in October 2000 in the Circuit Court of Harrison County, West Virginia. The Rollands' complaint alleges that they suffered damages and are seeking in excess of $18 million in damages (including at least $18 million for lost sales royalties) for their claims for relief. The Company filed a petition in the U.S. District Court, District of Nevada, for an order compelling arbitration. On June 6, 2001, the U.S. District Court of Nevada ordered the dispute between the parties be arbitrated in Nevada, and that the action pending before the West Virginia State Court be stayed pending completion of the arbitration.

     In a mutual release in full of all claims dated August 5, 2003, the Rollands received the following consideration:

          (a) Integral agreed to amend U.S. patent number 6,320,548 B1 and U.S. patent number 6,329,950 B1 to add Joffre Rolland Jr. as an inventor.

          (b) Joffre J. Rolland Jr. will be entitled to receive future royalties on any sales of products covered by U.S. patent number 6,320,548 B1 and U.S. patent number 6,329,950 B1.

          (c) Joffre J. Rolland Jr. received $10,000 in cash and 37,500 shares of Integral common stock, issued pursuant to Rule 144.

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

          In addition, the Company filed counter-claims against James E. Smith for relief of Intentional Misrepresentation, Breach of Contract Negligence, Misrepresentation, Rescission and Restitution. On August 30, 2004, the Court dismissed James E. Smith's claims for fraud and negligence by way of the Company's counter-claim for breach of oral contract and partially dismissed the counter-claims for intentional and negligent misrepresentation by way of James E. Smith's motion for summary judgement.

          Trial  is  scheduled  to  commence  on  March  8,  2005.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
(U.S. DOLLARS)
================================================================================

10.  COMPREHENSIVE LOSS

===============================================================================
                                                                  PERIOD FROM
                                                                 FEBRUARY 12,
                                                                     1996
                                                                  (INCEPTION)
                                                                    THROUGH
                          2004          2003          2002       JUNE 30, 2004
-------------------------------------------------------------------------------

     Net loss         $(2,543,848)  $(1,346,833)  $(3,836,191)  $  (16,772,897)
     Other
       comprehensive
       income                   0             0             0           46,267
-------------------------------------------------------------------------------


     Comprehensive
       loss           $(2,543,848)  $(1,346,833)  $(3,836,191)  $  (16,726,630)
===============================================================================

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

                                                                      Director of
Name                 Age         Position with Registrant           Registrant Since
------------------------------------------------------------------------------------

William S. Robinson   47  Chairman, CEO and Treasurer               February 1996

William A. Ince       53  Director, President, Secretary and Chief  February 1996
                          Financial Officer


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

AUDIT  COMMITTEE  AND  AUDIT  COMMITTEE  FINANCIAL  EXPERT  DISCLOSURE

The Company does not have a separately-designated standing audit committee at this time because it is not required to do so. Accordingly, the Company does not have an audit committee financial expert.

CODE OF ETHICS

     On September 20, 2004, the Board of Directors established a written code of ethics that applies to the Company's senior executive and financial officers. A copy of the code of ethics is included as an exhibit to this annual report.

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

(b)  Summary  Compensation  Table

     The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, to or for Integral's Chief Executive Officer and each of the other executive officers of Integral, during the fiscal years ended June 30, 2004, 2003 and 2002.

                                          Annual Compensation
                                     ----------------------------------
(a)                          (b)        (c)       (d)          (e)
       Name                                                   Other
       And                   Year                            Annual
     Principal              Ended     Salary     Bonus    Compensation
     Position              June 30      ($)       ($)          ($)
-----------------------------------------------------------------------

William S. Robinson,         2004    $ 170,000  $ 57,110       -0-
Director, Chairman, CEO,     2003    $ 170,000       -0-       -0-
Treasurer                    2002    $ 156,000       -0-       -0-

William A. Ince,             2004    $ 170,000       -0-       -0-
Director, President,         2003    $ 170,000       -0-       -0-
Secretary, CFO               2002    $ 156,000       -0-       -0-

                                               Long Term Compensation
                                        ----------------------------------
                                               Awards             Payouts
                                        ----------------------------------

      (a)                       (b)         (f)          (g)        (h)           (i)
      Name                              Restricted
      And                       Year       Stock       Shares       LTIP       All Other
    Principal                  Ended     Award(s)    Underlying   Payouts    Compensation
    Position                  June 30       ($)        Options      ($)           ($)

William S. Robinson,              2004          -0-          -0-       -0-  $368,943(n1,n2)
Chairman, CEO, Treasurer          2003          -0-      415,000       -0-             -0-
                                  2002          -0-          -0-       -0-  $   93,600 (n3)

William A. Ince,  Director,       2004          -0-          -0-       -0-  $   32,268 (n2)
President, Secretary, CFO         2003          -0-      415,000       -0-             -0-
                                  2002          -0-          -0-       -0-  $   93,600 (n3)

     (n1) In December 2003, the Company redeemed an aggregate of 118,572 shares of Series A Preferred Stock from Mr. Robinson at a predetermined redemption price of $3.50 per share. The stated value of the Series A Preferred Stock is $1.00 per share, which resulted in a redemption premium of $2.50 per share over the stated value (an aggregate of $296,430). Mr. Robinson tendered the shares of Series A Preferred Stock in payment of the aggregate exercise price of $415,000 for the exercise of 415,000 options to purchase common stock, and no cash was paid to Mr. Robinson.

     (n2) A 5% dividend on the Series A Preferred Stock, payable in cash or shares of common stock at the election of the Company, had been accrued for the period from September 30, 1999 (date of issuance) to June 30, 2003, and was paid in cash during the fiscal year end June 30, 2004, with $72,513 paid to William S. Robinson and $32,268 paid to William A. Ince.

     (n2) In March 2002, the Company redeemed an aggregate of 124,800 shares of Series A Preferred Stock from Mr. Robinson (62,400 shares) and Mr. Ince (62,400 shares) at a predetermined redemption price of $2.50 per share. The stated value of the Series A Preferred Stock is $1.00 per share, which resulted in a redemption premium of $1.50 per share over the stated value.

(c)  Option/SAR  Grants  in  Last  Fiscal  Year

     The information provided in the table below provides information with respect to individual grants of stock options for the year ended June 30, 2004 to each of the persons named in the Summary Compensation Table above. Integral did not grant any stock appreciation rights for the year ended June 30, 2004.

                           OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                       Individual Grants

    (a)                               (b)                 (c)           (d)           (e)
                                                      % of Total
                                                     Options/SARS
                                   Number of          Granted to
                             Securities Underlying     Employees    Exercise or
                                  Options/SARs         in Fiscal     Base Price   Expiration
   Name                           Granted (#)          Year (n1)       ($/Sh)        Date
---------------------------------------------------------------------------------------------
William S. Robinson,                            -0-            -0-           N/A          N/A
Chairman, CEO, Treasurer

William A. Ince, Director,                      -0-            -0-           N/A          N/A
President, Secretary, CFO

     (n1) The percentage of total options granted (255,000) in the fiscal year is based upon all options granted to eligible participants, which includes officers, directors, employees, consultants and advisors, under Integral's 2001 Stock Plan during the year ended June 30, 2004.

(d) Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

     The information provided in the table below provides information with respect to each exercise of stock options during most recent fiscal year ended June 30, 2004 by the persons named in the Summary Compensation Table and the fiscal year end value of unexercised options.

(a)                        (b)          (c)               (d)                   (e)
                                                       Number of              Value of
                                                 Securities Underlying      Unexercised
                                                      Unexercised           In-the-Money
                                                    Options/SARs at       Options/SARs at
                          Shares       Value           FY-End (#)            FY-End($)
                       Acquired on    Realized        Exercisable/          Exercisable/
       Name            Exercise (#)   ($)(n1)        Unexercisable       Unexercisable(n1)
-------------------------------------------------------------------------------------------

William S. Robinson         415,000  $  41,500                  -0-/-0-             -0-/-0-
Director, Chairman,
CEO, Treasurer

William A. Ince                 -0-        N/A              415,000/-0-  $       62,250/-0-
Director, President,
Secretary, CFO


     (n1) The aggregate dollar values in columns (c) and (e) are calculated by determining the difference between the fair market value of the common stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively.

(e)  Long-Term Incentive Plans ("LTIP") - Awards in Last Fiscal Year

     This table has been omitted, as no executive officers named in the Summary Compensation Table above received any awards pursuant to any LTIP during the fiscal year ended June 30, 2004.

(f)  Compensation of Directors

     No compensation was paid by Integral to its Directors for any service provided as a Director during the fiscal year ended June 30, 2004. There are no other formal or informal understandings or arrangements relating to compensation; however, Directors may be reimbursed for all reasonable expenses incurred by them in conducting Integral's business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.

(g) Employment Contracts and Termination of Employment and Change-in-Control Arrangements

     As of the date of filing of this report, the current executive officers do not have written employment contracts.

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

(h)  Employee  Benefit  and  Consulting  Services  Compensation  Plans

     As  of  June  30,  2004,  Integral  had two Employee Benefit and Consulting
Services  Compensation  Plans  in  effect.

     On January 2, 2001, Integral adopted an employee benefit and consulting services compensation plan entitled the Integral Technologies, Inc. 2001 Stock Plan (the "2001 Plan"), which was amended on December 17, 2001. As amended, the 2001 Plan covers up to 3,500,000 shares of common stock. The 2001 Plan has not previously been approved by security holders.

     On April 4, 2003, Integral adopted an employee benefit and consulting services compensation plan entitled the Integral Technologies, Inc. 2003 Stock Plan (the "2003 Plan"). The 2003 Plan covers up to 1,500,000 shares of common stock. The 2003 Plan has not previously been approved by security holders.

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

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED  STOCKHOLDER  MATTERS..
-------------------------------

A.   Common  Stock

     The following table sets forth, as of September 20, 2004 the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral's common stock, each Officer and Director individually and all Directors and Officers of Integral as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

====================================================================================================
Name and Address of                           Amount and Nature of Beneficial
Beneficial Owner (1)                                  Ownership(1)(2)           Percent of Class (3)
----------------------------------------------------------------------------------------------------
William S. Robinson (4)
#3 1070 West Pender St.                                  2,373,533                      5.9%
Vancouver, B.C.  V6E 2N7
----------------------------------------------------------------------------------------------------
William A. Ince (5)
805 W. Orchard Dr., Suite #3                             2,128,833                      5.2%
Bellingham, WA  98225
====================================================================================================
All officers and directors of Integral as a
group (2 persons)                                        4,502,366                     11.1%
====================================================================================================

(1) Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(2) Includes vested options beneficially owned but not yet exercised and outstanding, if any. The table does not include the effects of conversion by Mr. Robinson and Mr. Ince of their shares of Series A Convertible Preferred Stock ("Series A"), which are convertible into shares of common stock at a conversion rate that varies with the market price of the common stock at the time of conversion. The conversion rate is determined by dividing the number of shares of Series A being converted by the average of the high and low bid prices of Integral's common stock reported by the OTC Bulletin Board over the ten trading days preceding the date of conversion. Mr. Robinson owns 211,225 shares of Series A and Mr. Ince owns 109,813 shares of Series A. As of September 20, 2004, the conversion rate was $.78 per share, so Mr. Robinson's 211,225 shares of Series A were convertible into 270,801 shares of common stock, and Mr. Ince's 109,813 shares of Series A were convertible into 140,786 shares of common stock. The actual number of shares of common stock receivable by Messrs. Robinson and Ince upon conversion of the Series A would depend on the actual conversion rate in effect at the time of conversion.

(3) Based upon 40,225,849 shares issued and outstanding, plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(4) Mr. Robinson is an officer and director of Integral and each of its subsidiaries.

(5) Mr. Ince is an officer and director of Integral and each of its subsidiaries. Beneficial ownership figure includes 415,000 shares underlying options.

B.   Series  A  Convertible  Preferred  Stock

     The following table sets forth, as of September 20, 2004, the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral's Series A Convertible Preferred Stock, each Officer and Director individually and all Directors and Officers of Integral as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

======================================================================================================
Name and Address of                                       Amount and Nature of
Beneficial Owner (1)                                     Beneficial Ownership(1)  Percent of Class (2)
------------------------------------------------------------------------------------------------------
William S. Robinson (3)                              -
#3 1070 West Pender St.                                          211,225                 65.8%
Vancouver, B.C.  V6E 2N7
------------------------------------------------------------------------------------------------------
William A. Ince (4)                                  -
805 W. Orchard Dr., Suite #3                                                             34.2%
Bellingham, WA  98225                                            109,813
======================================================================================================
All officers and directors of Integral as a
group (2 persons)                                                321,038                  100%
======================================================================================================

(1) Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(2) Based upon 321,038 Series A Convertible Preferred shares issued and outstanding.

(3) Mr. Robinson is an officer and director of Integral and each of its subsidiaries.

(4) Mr. Ince is an officer and director of Integral and each of its subsidiaries.

EQUITY COMPENSATION PLAN INFORMATION

     The following information concerning the Company's equity compensation plans is as of the end of the fiscal year ended June 30, 2004:

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

                                       (a)                          (b)                            (c)
Plan category
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                                            N/A                          N/A                              N/A
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                                      1,922,500  $                       0.94                       1,530,000
--------------------------------------------------------------------------------------------------------------------

Total                                        1,922,500  $                       0.94                       1,530,000
--------------------------------------------------------------------------------------------------------------------

     As  of  June  30,  2004,  Integral  had two Employee Benefit and Consulting
Services  Compensation  Plans  in  effect.

     On January 2, 2001, Integral adopted an employee benefit and consulting services compensation plan entitled the Integral Technologies, Inc. 2001 Stock Plan (the "2001 Plan"), which was amended on December 17, 2001. As amended, the 2001 Plan covers up to 3,500,000 shares of common stock. The 2001 Plan has not previously been approved by security holders.

     On April 4, 2003, Integral adopted an employee benefit and consulting services compensation plan entitled the Integral Technologies, Inc. 2003 Stock Plan (the "2003 Plan"). The 2003 Plan covers up to 1,500,000 shares of common stock. The 2003 Plan has not previously been approved by security holders.

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


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
--------------------------------------------------------------

     During the last two fiscal years, the Company entered into the following transactions in with its officers and directors have a material interest:

(a) A 5% dividend on the Series A Preferred Stock, payable in cash or shares of common stock at the election of the Company, had been accrued for the period from September 30, 1999 (date of issuance) to June 30, 2003, and was paid in cash during the fiscal year end June 30, 2004, with $72,513 paid to William S. Robinson and $32,268 paid to William A. Ince. For the year ended June 30, 2004, $13,536 was accrued to Mr. Robinson and $5,491 was accrued to Mr. Ince.

(b) In December 2003, the Company redeemed 118,572 shares of Series A Preferred Stock from Mr. Robinson at a predetermined redemption price of $3.50 per share. The stated value of the Series A Preferred Stock is $1.00 per share, which resulted in a redemption premium of $2.50 per share over the stated value.

(c) During the fiscal year ended June 30, 2004, the Board of Directors authorized the payment of accrued interest on amounts since July 1, 2001 for loans made to the Company by officers and directors, at an average annual interest rate of 8%. A total of $15,000 was accrued to Mr. Robinson and a total of $22,000 was accrued to Mr. Ince.

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

14.1         Code of Ethics adopted September 20, 2004. (Filed herewith.)

21.4         List of Subsidiaries. (Filed herewith.)

31.1         Section 302 Certification by the Corporation's Chief Executive Officer.  (Filed herewith).

31.2         Section 302 Certification by the Corporation's Chief Financial Officer.  (Filed herewith).

32.1         Section 906 Certification by the Corporation's Chief Executive Officer.  (Filed herewith).

32.2         Section 906 Certification by the Corporation's Chief Financial Officer.  (Filed herewith).

(b)     Reports  on  Form  8-K.

     No current reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 2004.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
-------------------------------------------------

The Company's board of directors reviews and approves audit and permissible non-audit services performed by Pannell Kerr Forster, Vancouver, Canada ("PKF"), as well as the fees charged by PKF for such services. In its review of non-audit service fees and its appointment of PKF as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining PKF's independence. All of the services provided and fees charged by PKF in the fiscal year ended June 30, 2004 were pre-approved by the board of directors.

AUDIT FEES

The aggregate fees billed for professional services rendered by PKF for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for fiscal years ended June 30, 2004 and 2003 were $33,900 and $25,500, respectively.

AUDIT-RELATED  FEES

There were no other fees billed by PKF during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

TAX  FEES

The were no fees billed for professional services rendered by PKF for tax compliance services in fiscal years ended June 30, 2004 and 2003.

ALL  OTHER  FEES

There were no other fees billed by PKF during the last two fiscal years for products and services provided by PKF.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INTEGRAL TECHNOLOGIES, INC


Dated:  October 4, 2004              /s/ William S. Robinson
                                   --------------------------------------------
                                   William S. Robinson, Chief Executive Officer

                                     /s/ William A. Ince
                                   --------------------------------------------
                                   William A. Ince, Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Name                                Title                        Date
     ----                                -----                        ----

/s/ William S. Robinson    Director, Chief Executive Officer     October 4, 2004

-----------------------
William S. Robinson

/s/ William A. Ince        Director, Chief Financial Officer     October 4, 2004
-----------------------
William A. Ince

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

14.1         Code of Ethics adopted September 20, 2004. (Filed herewith.)

21.4         List of Subsidiaries. (Filed herewith.)

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