Form 10QSB
period 2004-09-30
INTEGRAL TECHNOLOGIES INC /CN/
filed 2004-11-15
CIK 1018281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

   [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from __________ to  __________

                        Commission file number: 0-28353

                           INTEGRAL TECHNOLOGIES, INC.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

             NEVADA                                   98-0163519
-------------------------------                   -------------------
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                   Identification No.)

          805 W. ORCHARD DRIVE, SUITE 7, BELLINGHAM, WASHINGTON 98225
          -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (360) 752-1982
                           ---------------------------
                          (issuer's telephone number)

          805 W. ORCHARD DRIVE, SUITE 3, BELLINGHAM, WASHINGTON 98225
    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 10, 2004, THE ISSUER
                                             -----------------------------------
HAD40,225,849  SHARES  OF  $.001  PAR  VALUE  COMMON  STOCK  OUTSTANDING.
-------------------------------------------------------------------------

Transitional  Small  Business  Disclosure Format (Check one):  Yes [ ]  No [X]

                                INDEX


                                                              PAGE
                                                              ----
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements. . . . . . . . . . . . . . . .   F-1

Item 2.  Management's Plan of Operation. . . . . . . . . . .     1

Item 3.  Controls and Procedures . . . . . . . . . . . . . .     2

PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . .     3

Item 2.  Changes in Securities and Use of Proceeds . . . . .     3

Item 3.  Defaults upon Senior Securities . . . . . . . . . .     3

Item 4.  Submission of Matters to a Vote of Security Holders     3

Item 5.  Other Information . . . . . . . . . . . . . . . . .     3

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .     3

Signatures . . . . . . . . . . . . . . . . . . . . . . . . .     4

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(U.S. DOLLARS)

==================================================================================================
                                                                     SEPTEMBER 30,     JUNE 30,
                                                                         2004            2004
==================================================================================================

ASSETS

CURRENT
  Cash                                                              $    3,358,964   $  3,905,773
  Prepaid expenses                                                          26,091         26,091
--------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                     3,385,055      3,931,864
PROPERTY AND EQUIPMENT                                                      25,492         31,250
INVESTMENTS                                                                      1              1
--------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                        $    3,410,548   $  3,963,115
==================================================================================================

LIABILITIES

CURRENT
  Accounts payable and accruals                                     $      367,781   $    522,337
  Due to West Virginia University Research Corporation                     397,296        397,296
--------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                  765,077        919,633
--------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
PREFERRED STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  20,000,000  Shares authorized
     321,038  (June 30, 2004 - 321,038) issued and outstanding             321,038        321,038
COMMON STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  50,000,000  Shares authorized
  40,225,849  (June 30, 2004 - 40,181,849) issued and outstanding       20,252,085     20,197,085
PROMISSORY NOTES RECEIVABLE                                                (66,500)       (66,500)
OTHER COMPREHENSIVE INCOME                                                  46,267         46,267
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                       (17,907,419)   (17,454,408)
--------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                               2,645,471      3,043,482
--------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    3,410,548   $  3,963,115
==================================================================================================

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(U.S. DOLLARS)

=============================================================================================
                                                                                PERIOD FROM
                                                                                FEBRUARY 12,
                                                                                    1996
                                                    THREE MONTHS ENDED         (INCEPTION) TO
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                   2004             2003            2004
=============================================================================================

REVENUE                                       $           0   $           676   $    238,150
COST OF SALES                                             0                 0        216,016
---------------------------------------------------------------------------------------------
                                                          0               676         22,134
---------------------------------------------------------------------------------------------
EXPENSES
  Legal and accounting                              168,871            54,140      2,254,438
  Salaries and benefits                             126,637           103,750      4,068,108
  Consulting                                         77,514           125,559      2,769,759
  Travel and entertainment                           29,166            24,844        905,966
  General and administrative                         24,874            20,110        654,887
  Telephone                                           8,757             8,315        304,432
  Rent                                                7,232             8,279        294,481
  Bank charges and interest, net                        189               495        163,418
  Advertising                                             0                 0        277,255
  Research and development                                0                 0      1,244,755
  Settlement of lawsuit                                   0                 0         45,250
  Remuneration pursuant to proprietary,
    non-competition agreement                             0                 0        711,000
  Financing fees                                          0                 0        129,542
  Write-off of investments                                0                 0      1,249,999
  Interest on beneficial conversion feature               0                 0        566,456
  Write-down of license and operating assets              0                 0      1,855,619
  Bad debts                                               0                 0         52,613
  Cancellation of debt                                    0                 0       (602,843)
  Amortization                                        5,758             5,758        298,894
---------------------------------------------------------------------------------------------
                                                    448,998           351,250     17,244,029
---------------------------------------------------------------------------------------------

NET LOSS FOR PERIOD                           $    (448,998)  $      (350,574)  $(17,221,895)
=============================================================================================
NET LOSS PER COMMON SHARE                     $       (0.01)  $         (0.01)
=============================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                             40,195,538        32,957,330
=============================================================================================


See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
(U.S. DOLLARS)

=======================================================================================================================
                                                      COMMON                  PREFERRED
                                                     STOCK AND                STOCK AND
                                        SHARES OF     PAID-IN    SHARES OF     PAID-IN
                                         COMMON       CAPITAL    PREFERRED     CAPITAL    PROMISSORY
                                          STOCK      IN EXCESS     STOCK      IN EXCESS      NOTES           SHARE
                                         ISSUED       OF PAR       ISSUED      OF PAR      RECEIVABLE    SUBSCRIPTIONS
-----------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2003                 32,923,855   $13,335,752    439,610   $  439,610   $   (66,500)  $      211,915
SHARES ISSUED FOR
  Cash on private placement             6,609,336     6,042,935          0            0             0         (211,915)
  Cash on exercise of options              25,000        25,000          0            0             0                0
  Settlement of lawsuit                    37,500        35,250          0            0             0                0
  Services                                 25,000        21,873          0            0             0                0
  Redemption of preferred shares          415,000       415,000   (118,572)    (118,572)            0                0
  Exercise warrants                       288,298             0          0            0             0                0
Shares returned to treasury for
  cancellation                           (142,140)            0          0            0             0                0
Stock option compensation                       0       321,275          0            0             0                0
Dividends on preferred shares                   0             0          0            0             0                0
Net loss for year                               0             0          0            0             0                0
-----------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2004                 40,181,849    20,197,085    321,038      321,038       (66,500)               0
SHARES ISSUED FOR
  Services rendered in the prior year      44,000        55,000          0            0             0                0
Dividends on preferred shares                   0             0          0            0             0                0
Net loss for period                             0             0          0            0             0                0
-----------------------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2004            40,225,849   $20,252,085    321,038   $  321,038   $   (66,500)  $            0
=======================================================================================================================


                                                          DEFICIT
                                                        ACCUMULATED        TOTAL
                                           OTHER        DURING THE     STOCKHOLDERS'
                                       COMPREHENSIVE    DEVELOPMENT       EQUITY
                                           INCOME          STAGE         (DEFICIT)
=====================================================================================

BALANCE, JUNE 30, 2003                 $       46,267  $(14,595,116)  $     (628,072)
SHARES ISSUED FOR
  Cash on private placement                         0             0        5,831,020
  Cash on exercise of options                       0             0           25,000
  Settlement of lawsuit                             0             0           35,250
  Services                                          0             0           21,873
  Redemption of preferred shares                    0      (296,428)               0
  Exercise warrants                                 0             0                0
Shares returned to treasury for
  cancellation                                      0             0                0
Stock option compensation                           0             0          321,275
Dividends on preferred shares                       0       (19,016)         (19,016)
Net loss for year                                   0    (2,543,848)      (2,543,848)
-------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2004                         46,267   (17,454,408)       3,043,482
SHARES ISSUED FOR
  Services rendered in the prior year               0             0           55,000
Dividends on preferred shares                       0        (4,013)          (4,013)
Net loss for period                                 0      (448,998)        (448,998)
-------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2004            $       46,267  $(17,907,419)  $    2,645,471
=====================================================================================

See notes to consolidated financial statements.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
(UNAUDITED)
(U.S.  DOLLARS)

===============================================================================================================
                                                                                                 PERIOD FROM
                                                                                                 FEBRUARY 12,
                                                                                                     1996
                                                                       THREE MONTHS ENDED       (INCEPTION) TO
                                                                          SEPTEMBER 30,          SEPTEMBER 30,
                                                                        2004         2003            2004
===============================================================================================================
OPERATING ACTIVITIES
  Net loss                                                           $ (448,998)  $ (350,574)  $   (17,221,895)
  Items not involving cash
    Write-down of investment                                                  0            0         1,249,999
    Proprietary, non-competition agreement                                    0            0           711,000
    Amortization                                                          5,758        5,758           324,449
    Extraordinary item                                                        0            0          (602,843)
    Consulting services and financing fees                                    0       40,000           957,273
    Stock option compensation                                                 0            0         1,133,483
    Interest on beneficial conversion feature                                 0            0           566,456
    Settlement of lawsuit                                                     0            0            60,250
    Write-down of license and operating assets                                0            0         1,853,542
    Bad debts                                                                 0            0            77,712
CHANGES IN NON-CASH WORKING CAPITAL
  Due from affiliated company                                                 0            0          (116,000)
  Notes and account receivable                                                0            0          (109,213)
  Inventory                                                                   0            0           (46,842)
  Prepaid expenses                                                            0            0           (26,091)
  Other                                                                       0            0            (2,609)
  Accounts payable and accruals                                        (103,569)     (43,202)          643,326
  Due to West Virginia University Research Corporation                        0            0           397,296
---------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                      (546,809)    (348,018)      (10,150,707)
---------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchase of property, equipment and intangible assets                       0            0          (200,935)
  Assets acquired and liabilities assumed on purchase of subsidiary           0            0          (129,474)
  Investment purchase                                                         0            0        (2,000,000)
  License agreement                                                           0            0          (124,835)
---------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               0            0        (2,455,244)
---------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Repayment of loan                                                           0            0           (45,000)
  Repayments to stockholders                                                  0            0           (94,046)
  Issuance of common stock                                                    0      457,528        14,380,165
  Advances from stockholders, net of repayments                               0            0         1,078,284
  Share issue cost                                                            0            0          (227,420)
  Subscriptions received                                                      0            0           226,665
  Proceeds from convertible debentures                                        0            0           600,000
---------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                         0      457,528        15,918,648
---------------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                                0            0            46,267
---------------------------------------------------------------------------------------------------------------
INFLOW (OUTFLOW) OF CASH                                               (546,809)     109,510         3,358,964
CASH, BEGINNING OF PERIOD                                             3,905,773      174,210                 0
---------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                  $3,358,964   $  283,720   $     3,358,964
===============================================================================================================


See notes to consolidated financial statements.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
THREE  MONTHS  ENDED  SEPTEMBER  30,  2004
(UNAUDITED)
(U.S.  DOLLARS)

================================================================================

1.   BASIS OF PRESENTATION

     These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's June 30, 2004 Form 10-KSB.

     In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 2004 and June 30, 2004 and the consolidated results of operations and the consolidated statements of cash flows for the three months ended September 30, 2003 and 2004. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   STOCKHOLDERS' EQUITY

     During the period ended September 30, 2004, the Company extended the expiry date of 790,000 options. In accordance with FIN 44, this results in a new measurement of compensation cost. Since both the fair value as well as the intrinsic value at the new measurement date resulted in a value lower than the original amount recorded, no additional compensation expense is required.

ITEM 2. PLAN OF OPERATION.


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

     The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here.

     To date the Company has recorded nominal revenues from the sales of prototypes. The Company is still considered a development stage company for accounting purposes. From inception on February 12, 1996 through September 30, 2004, the Company has accrued an accumulated deficit of approximately $17.5 million.

     The Company's net loss for the quarter ended September 30, 2004 was $448,998, compared to a net loss of $350,574 in the corresponding period of the prior fiscal year. The primary expenses during the quarter were salaries ($126,637), consulting fees ($77,514) and legal and accounting ($168,871). Legal fees were exceptionally high and primarily related to costs associated with pursuing and maintaining technology patent filings and costs incurred in defending a lawsuit.

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

     The Company is focusing its marketing efforts over the next 12 months on wireless market segments. The Company's technology will be marketed to manufacturers of such wireless devices as cellular phones, portable phones, paging communicators, satellite communications, global positioning systems (GPS) and wireless based networks. The Company's GPS/LEO antenna is for use in mobile asset tracking and fleet management, utilizing GPS satellite tracking and low earth orbit (LEO) satellite data communications to trucking fleets, heavy equipment, marine vessels, railway cars, shipping containers, transit vehicles, all via satellite interface communications. Presently, the Company is focusing all of its resources on the researching, developing and commercializing its Plastenna and Electriplast technologies.

     The Company anticipates spending approximately $250,000 over the next twelve months on ongoing research and development (primarily salaries) of the different applications and uses of its antenna technologies.

     During the next twelve months, the Company does not anticipate increasing its staff.

     To date, the Company has relied on loans from management and management's ability to raise capital through debt and equity private placement financings to fund its operations. During the last fiscal year, the Company raised capital through two private placements by selling common stock and common stock purchase warrants:

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

ITEM 2. CHANGES IN SECURITIES - None.

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

Date: November 15, 2004

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