Form 10QSB
period 2004-12-31
INTEGRAL TECHNOLOGIES INC /CN/
filed 2005-02-14
CIK 1018281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2004

     [ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR 15(d) OF THE EXCHANGE ACT

                         For the transition period from __________ to __________

                         Commission file number: 0-28353

                           INTEGRAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

               NEVADA                                           98-0163519
-----------------------------------                          -------------------
  (State or other jurisdiction of                              (IRS Employer
   incorporation or organization)                            Identification No.)


           805 W. ORCHARD DRIVE, SUITE 7, BELLINGHAM, WASHINGTON 98225
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF FEBRUARY 10, 2005, THE ISSUER
                                             -----------------------------------
HAD 40,225,849  SHARES  OF  $.001  PAR  VALUE  COMMON  STOCK  OUTSTANDING.
--------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                      INDEX

                                                                            PAGE
                                                                            ----

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . .   F-1

Item 2.  Management's Plan of Operation. . . . . . . . . . . . . . . . . .     1

Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . .     2

PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .     3

Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . .     3

Item 3.  Defaults upon Senior Securities . . . . . . . . . . . . . . . . .     3

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .     3

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . .     3

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .     4

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004
(U.S. DOLLARS)
(UNAUDITED)



INDEX                                                                       PAGE
-----                                                                       ----

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet                                                 1

Consolidated Statement of Operations                                       2

Consolidated Statement of Stockholders' Equity (Deficiency)                3

Consolidated Statement of Cash Flows                                       4

Notes to Consolidated Financial Statements                                 5 - 6

INTEGRAL TECHNOLOGIES, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  BALANCE  SHEET
(UNAUDITED)
(U.S.  DOLLARS)
=================================================================================================
                                                                       DECEMBER 31,     JUNE 30,
                                                                          2004           2004
=================================================================================================

ASSETS


CURRENT
  Cash                                                              $   2,821,907   $  3,905,773
  Prepaid expenses                                                         22,765         26,091
-------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                    2,844,672      3,931,864
PROPERTY AND EQUIPMENT                                                     19,742         31,250
INVESTMENTS                                                                     1              1
-------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                        $   2,864,415   $  3,963,115
=================================================================================================

LIABILITIES

CURRENT
  Accounts payable and accruals                                     $     294,382   $    522,337
  Due to West Virginia University Research Corporation (note 4)           397,296        397,296
-------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                 691,678        919,633
-------------------------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY
PREFERRED STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  20,000,000  Shares authorized
    321,038  (June 30, 2004 - 321,036) issued and outstanding             321,038        321,038
Common Stock and Paid-in Capital in Excess of $0.001 Par Value
  50,000,000  Shares authorized
  40,225,849  (June 30, 2004 - 40,181,849) issued and outstanding      20,252,085     20,197,085
PROMISSORY NOTES RECEIVABLE                                               (66,500)       (66,500)
OTHER COMPREHENSIVE INCOME                                                 46,267         46,267
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                      (18,380,153)   (17,454,408)
-------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                              2,172,737      3,043,482
-------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   2,864,415   $  3,963,115
=================================================================================================


INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(U.S. DOLLARS)
============================================================================================================================
                                                                                                               PERIOD FROM
                                                                                                               FEBRUARY 12,
                                                                                                                   1996
                                                    THREE MONTHS ENDED              SIX MONTHS ENDED          (INCEPTION) TO
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                                    2004            2003            2004            2003           2004
----------------------------------------------------------------------------------------------------------------------------

REVENUE                                        $           0   $           0   $           0   $         676   $     238,150
COST OF SALES                                              0               0               0               0         216,016
----------------------------------------------------------------------------------------------------------------------------

                                                           0               0               0             676          22,134
OTHER INCOME (NOTE 3)                                 33,969               0          33,969               0         636,812
----------------------------------------------------------------------------------------------------------------------------
                                                      33,969               0          33,969             676         658,946
----------------------------------------------------------------------------------------------------------------------------


EXPENSES
  Legal and accounting                               217,323         112,114         386,194         166,254       2,471,761
  Salaries and benefits                              120,156         130,750         250,899         207,500       4,192,370
  Consulting                                          58,948          40,266         136,462         165,825       2,828,707
  General and administrative                          49,981          21,903          74,855          42,013         704,868
  Travel and entertainment                            27,613          25,587          56,779          50,431         933,579
  Rent                                                 7,212           6,706          14,444          14,985         301,693
  Telephone                                            4,195           8,296          12,952          16,611         308,627
  Bank charges and interest, net                       7,406             198           7,595             693         170,824
  Advertising                                              0           1,000               0           1,000         277,255
  Research and development                                 0               0               0               0       1,244,755
  Interest on beneficial conversion feature                0               0               0               0         566,456
  Settlement of lawsuit                                    0               0               0               0          45,250
  Bad debts                                                0               0               0               0          52,613
  Remuneration pursuant to proprietary,
    non- competition agreement                             0               0               0               0         711,000
  Financing fees                                           0               0               0               0         129,542
  Write-off of investments                                 0               0               0               0       1,249,999
  Write-down of license and operating assets               0               0               0               0       1,855,619
  Depreciation and amortization                        5,750           5,758          11,508          11,516         304,644
----------------------------------------------------------------------------------------------------------------------------
                                                     498,584         352,578         951,688         676,828      18,349,562
----------------------------------------------------------------------------------------------------------------------------


NET LOSS FOR PERIOD                            $     464,615   $     352,578   $     917,719   $     676,152   $  17,690,616
============================================================================================================================

NET LOSS PER COMMON SHARE                      $       (0.01)  $       (0.01)  $       (0.02)  $       (0.01)
============================================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                              40,225,849      33,734,495      40,210,545      33,722,312
============================================================================================================================

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(UNAUDITED)
(U.S. DOLLARS)
====================================================================================================
                                                    COMMON                  PREFERRED
                                                   STOCK AND                STOCK AND
                                      SHARES OF     PAID-IN    SHARES OF     PAID-IN
                                       COMMON       CAPITAL    PREFERRED     CAPITAL     PROMISSORY
                                        STOCK      IN EXCESS     STOCK      IN EXCESS      NOTES
                                       ISSUED       OF PAR       ISSUED      OF PAR      RECEIVABLE
----------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2003               32,923,855   $13,335,752    439,610   $  439,610   $   (66,500)
SHARES ISSUED FOR
  Cash on private placement           6,609,336     6,042,935          0            0             0
  Cash on exercise of options            25,000        25,000          0            0             0
  Settlement of lawsuit (note 9(b))      37,500        35,250          0            0             0
  Services                               25,000        21,873          0            0             0
  Redemption of preferred shares        415,000       415,000   (118,572)    (118,572)            0
  Exercise warrants                     288,298             0          0            0             0
Shares returned to treasury for
  cancellation                         (142,140)            0          0            0             0
Stock option compensation                     0       321,275          0            0             0
Dividends on preferred shares                 0             0          0            0             0
Net loss for year                             0             0          0            0             0
----------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2004               40,181,849    20,197,085    321,038      321,038       (66,500)
SHARES ISSUED FOR
  Settlement of debt                     44,000        55,000          0            0             0
Dividends on preferred shares                 0             0          0            0             0
Net loss for period                           0             0          0            0             0
----------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2004           40,225,849   $20,252,085    321,038      321,038   $   (66,500)
====================================================================================================



                                                                         DEFICIT
                                                                       ACCUMULATED
                                                          OTHER        DURING THE         TOTAL
                                          SHARE       COMPREHENSIVE    DEVELOPMENT    STOCKHOLDERS'
                                      SUBSCRIPTIONS       INCOME          STAGE          EQUITY
----------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2003               $      211,915   $       46,267  $(14,595,116)  $     (628,072)
SHARES ISSUED FOR
  Cash on private placement                (211,915)               0             0        5,831,020
  Cash on exercise of options                     0                0             0           25,000
  Settlement of lawsuit (note 9(b))               0                0             0           35,250
  Services                                        0                0             0           21,873
  Redemption of preferred shares                  0                0      (296,428)               0
  Exercise warrants                               0                0             0                0
Shares returned to treasury for
  cancellation                                    0                0             0                0
Stock option compensation                         0                0             0          321,275
Dividends on preferred shares                     0                0       (19,016)         (19,016)
Net loss for year                                 0                0    (2,543,848)      (2,543,848)
----------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2004                            0           46,267   (17,454,408)       3,043,482
SHARES ISSUED FOR
  Settlement of debt                              0                0             0           55,000
Dividends on preferred shares                     0                0        (8,026)          (8,026)
Net loss for period                               0                0      (917,719)        (917,719)
----------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2004           $            0   $       46,267  $(18,380,153)  $    2,172,737
====================================================================================================

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(U.S. DOLLARS)
=============================================================================================================
                                                                                                  PERIOD FROM
                                                                                                 FEBRUARY 12,
                                                                                                     1996
                                                                            SIX MONTHS ENDED    (INCEPTION) TO
                                                                               DECEMBER 31,      DECEMBER 31,
                                                                            2004          2003       2004
=============================================================================================================
OPERATING ACTIVITIES
  Net loss                                                            $  (917,719)  $(676,152)  $(17,690,616)
  Items not involving cash
    Write-down of investment                                                    0           0      1,249,999
    Proprietary, non-competition agreement                                      0           0        711,000
    Depreciation and amortization                                          11,508      11,516        330,199
    Write-off of accounts payable (note 3)                                (33,969)          0       (636,812)
    Consulting services and financing fees                                      0      40,000        957,273
    Stock-option compensation                                                   0           0      1,133,483
    Interest on beneficial conversion feature                                   0           0        566,456
    Settlement of lawsuit                                                       0           0         60,250
    Write-down of license and operating assets                                  0           0      1,853,542
    Bad debts                                                                   0           0         77,712
CHANGES IN NON-CASH WORKING CAPITAL
  Due from affiliated company                                                   0           0       (116,000)
  Notes and account receivable                                                  0           0       (109,213)
  Inventory                                                                     0           0        (46,842)
  Prepaid expenses                                                          3,326     (28,859)       (22,765)
  Other                                                                         0           0         (2,609)
  Accounts payable and accruals                                          (147,012)     22,124        599,883
  Due to West Virginia University Research Corporation                          0           0        397,296
-------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                      (1,083,866)   (631,371)   (10,687,764)
-------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchase of property, equipment and intangible assets                         0           0       (200,935)
  Assets acquired and liabilities assumed on purchase of subsidiary             0           0       (129,474)
  Investment purchase                                                           0           0     (2,000,000)
  License agreement                                                             0           0       (124,835)
-------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 0           0     (2,455,244)
-------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Repayment of loan                                                             0           0        (45,000)
  Repayments to stockholders                                                    0           0        (94,046)
  Subscriptions received                                                        0           0        226,665
  Issuance of common stock                                                      0     482,962     14,380,165
  Advances from stockholders, net of repayments                                 0           0      1,078,284
  Share issue cost                                                              0           0       (227,420)
  Proceeds from convertible debentures                                          0           0        600,000
-------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                           0     482,962     15,918,648
-------------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                                  0           0         46,267
-------------------------------------------------------------------------------------------------------------
INFLOW (OUTFLOW) OF CASH                                               (1,083,866)   (148,409)     2,821,907
-------------------------------------------------------------------------------------------------------------
CASH, BEGINNING OF PERIOD                                               3,905,773     174,210              0
CASH, END OF PERIOD                                                   $ 2,821,907   $  25,801   $  2,821,907
=============================================================================================================

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
SIX  MONTHS  ENDED  DECEMBER  31,  2004
(UNAUDITED)
(U.S.  DOLLARS)
================================================================================

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

     In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at December 31, 2004 and June 30, 2004, the consolidated results of operations, stockholders' equity and consolidated statements of cash flows for the three and six months ended December 31, 2003 and 2004. The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   STOCKHOLDERS' EQUITY

     (a) During the period ended December 31, 2004, the Company issued 44,000 shares to settle $55,000 of debt.

     (b) During the period ended December 31, 2004, the Company extended the expiry date of 790,000 options. In accordance with FIN 44, this results in a new measurement of compensation cost. Since both the fair value as well as the intrinsic value at the new measurement date resulted in a value lower than the original amount recorded, no additional compensation expense is required.


3.   OTHER ITEMS

     During the period, the Company reversed $33,968 payable to a company which became bankrupt.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
SIX  MONTHS  ENDED  DECEMBER  31,  2004
(UNAUDITED)
(U.S.  DOLLARS)
================================================================================

4.   SUBSEQUENT EVENTS

     Subsequent to December 31, 2004, the Company settled all past and present claims that the Company and Mr. James Smith and his personal company, Integral Concepts, Inc., have against each other. All parties will release all claims against each other. In addition, Mr. Smith will return to the Company 40,000 shares of its common stock.

     As part of a global settlement, the Company, West Virginia University (WVU) and West Virginia Research Corp. (WVRUC) have mutually agreed to release all past and present claims that each has against each other under the following terms:

          1. WVU and WVRUC release all past and present claims it has against the Company, including $397,296 in claimed amounts, vigorously contested by the Company for past development work performed by WVURC on the Plasma Ignition Technology, the Colorvision Technology, and the CTHA Technology.

          2. Cancellation of the licensing agreements between WVU and Integral Concepts, Inc, for the Plasma Ignition Technology, the Colorvision Technology, and the CTHA Technology, which had been previously sub-licensed by Integral Concepts, Inc. to the Company or its subsidiaries.

          3. WVU will issue new licensing agreements for the aforementioned technologies, directly to the Company.

     In return, the Company agrees to issue 40,000 restricted shares of its common stock to WVU.

     As a result of this settlement, the Company will in the next quarter reverse an accrual of $397,296 presently recorded in its accounts.

ITEM 2.  PLAN OF OPERATION.


     The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. Our actual results could differ materially from those discussed here.

     To date we have recorded nominal revenues from the sales of prototypes. We are still considered a development stage company for accounting purposes. From inception on February 12, 1996 through December 31, 2004, we have accrued an accumulated deficit of approximately $18.4 million.

     For the six month period ended December 31, 2004, cash has decreased by $1,083,866, from $3,905,773 on June 30, 2004, to $2,821,907 on December 31,
2004.

     Our net loss for the quarter ended December 31, 2004 was $464,615, compared to a net loss of $352,578 in the corresponding period of the prior fiscal year. The primary expenses during the quarter were salaries ($120,156), consulting fees ($58,948) and legal and accounting ($217,323). Legal fees were exceptionally high and primarily related to costs associated with pursuing and maintaining technology patent filings (approximately $138,000) and costs incurred in defending a lawsuit (approximately $59,000). The lawsuit was settled in January 2005 (see Part II, Item 1, for a description of the settlement).

     We continue to focus substantially all of our resources on the research, development, and commercialization of its Plastenna and Electriplast technologies. We will not be devoting any of our resources on the further research, development and commercialization of the other technologies in which we have an interest during the next twelve months.

     Plastenna is a radio frequency conductive antenna made of resin-based material. Plastenna can be molded and used in wireless handheld devices such as cellular phones and PDAs, enabling the antenna to be molded into the device or being the device's molded body itself, replacing the traditional detachable metal antenna. Plastennas can also add covertness to numerous other antenna applications by concealing them to be handles, buttons, racks, mirror housings, moldings and or many other parts within vehicles, boats, aircraft, etc.

     Electriplast is an electrically conductive composite polymer technology. The Electriplast polymer is a compounded, pelletized formulation of resin-based materials, which are combined with a proprietary controlled, balanced concentration of micron conductive materials contained within the manufactured pellet. The pellets can then be formed, like plastic or rubber, using conventional molding techniques and conventional molding equipment. Electriplast can be molded into infinite shapes and sizes and is electrically conductive as if it were metal.

     We have filed over 85 patent submissions for a variety of applications of Electriplast such as; antennas, shielding, lighting circuitry, switch actuators, resistors, medical devices and cable connectors.

     We are not in the manufacturing business and do not expect to make any capital purchases of a manufacturing plant or significant equipment in the next twelve months. We will be relying on contract manufacturers to produce products.

     We anticipate spending approximately $250,000 over the next twelve months on ongoing research and development (primarily salaries) of the different applications and uses of our technologies.

     During  the  next  twelve  months,  we  do not anticipate increasing staff.

     To date, we have relied on loans from management and management's ability to raise capital through debt and equity private placement financings to fund its operations. During the last fiscal year, we raised capital through two private placements by selling common stock and common stock purchase warrants:

     1. In September 2003, we completed a private placement with ten investors and sold 898,336 shares of our common stock at $.75 per share and warrants to purchase 449,168 shares of common stock within two years at an exercise price of $1.00 per share. Aggregate proceeds from the sale of the common stock was $673,752. Pursuant to the terms of the offering, we filed a registration statement to register the shares of common stock (including the shares of common stock underlying the warrants), for resale by the investors.

     2. On January 14, 2004, we completed a private placement of our securities and raised $5,711,000 in gross proceeds. The transaction was completed pursuant to a Securities Purchase Agreement dated December 26, 2003, with Wellington Management Company, LLP, for a private offering of 57,115 units ("Units") of equity securities, each Unit consisting of 100 shares of common stock (the "Common Stock"), and one warrant (the "Warrant") convertible into 30 shares of Common Stock, at a purchase price of $100.00 per Unit. Wellington Management Company, LLP acted as an investment advisor on behalf of eleven institutional investors. By mutual agreement with the Investors, closing occurred on January 14, 2004. Each Warrant may be exercised in whole or in part at any time, and from time to time, during the period commencing on April 30, 2004 and expiring on December 31, 2009, and entitles the holder to receive shares of common stock for no additional consideration. Pursuant to the Securities Purchase Agreement, we filed a registration statement to register the shares of Common Stock (including the share of common stock underlying the Warrants), for resale by the investors. Wells Fargo Securities, LLC, served as placement agent for us and was paid a fee of six percent of the gross proceeds raised from the offering.

     As a result of the private placement financing that was completed in January 2004, we will have adequate funds available to fund our operations over the next twelve months.

ITEM  3.  CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed as of the end of the period covered by this periodic report on Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS.

The Company has settled the legal proceeding that was originally filed against the Company by James E. Smith in April 2003, in West Virginia.

Pursuant to a settlement agreement executed in January 2005, the Company and Mr. Smith agreed to a mutual release in full of all claims that each had against each other and their respective affiliates In addition, Mr. Smith will return to the Company 40,000 shares of common stock within 60 days. The lawsuit will be dismissed with prejudice within 20 days after the shares are returned to the Company.

As part of a global settlement, pursuant to a settlement agreement executed in February 2005, the Company, West Virginia University ("WVU") and West Virginia
Research Corp. ("WVRUC") have agreed to a mutual release in full of all claims that each had against each other. In addition:

1. WVU and WVRUC released all claims it has against the Company, including $397,296 alleged due for past development work performed by WVURC on the Plasma Ignition Technology, the Colorvision Technology, and the CTHA Technology.

2. WVU and WVRUC cancelled licensing agreements between WVU and Mr. Smith's private company, Integral Concepts, Inc., for the Plasma Ignition Technology, the Colorvision Technology, and the CTHA Technology, which had been previously sub-licensed by Integral Concepts, Inc. to the Company and its subsidiaries.

3. WVU issued new licensing agreements for the aforementioned technologies directly to the Company.

4. The Company agreed to issue 40,000 restricted shares of its common stock to WVU within 30 days after the Company receives 40,000 shares from Mr. Smith, pursuant the Company's settlement agreement with Mr. Smith.

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


                               INTEGRAL TECHNOLOGIES, INC.


                               By: /s/ William S. Robinson
                                    --------------------------------------------
                                    William S. Robinson, Chief Executive Officer

                               By: /s/ William A. Ince
                                    --------------------------------------------
                                    William A. Ince, Chief Financial Officer and
                                    Principal Accounting Officer

Date: February 14, 2005

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