Form 10QSB
period 2005-03-31
INTEGRAL TECHNOLOGIES INC /CN/
filed 2005-05-17
CIK 1018281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

     [ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF THE EXCHANGE ACT

        For the transition period from ________________ to ______________

                         Commission file number: 0-28353

                           INTEGRAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
         (Exact name of small business issuer as specified in it charter)

                NEVADA                                  98-0163519
----------------------------------          ------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 13, 2005, THE ISSUER HAD
                                              ----------------------------------
41,939,149  SHARES  OF  $.001  PAR  VALUE  COMMON  STOCK  OUTSTANDING.
 ---------------------------------------------------------------------

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

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(US DOLLARS)
(UNAUDITED)






INDEX                                                                     PAGE
-----                                                                     ----

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets                                                1

Consolidated Statements of Operations                                      2

Consolidated Statements of Stockholders' Equity (Deficit)                  3

Consolidated Statements of Cash Flows                                      4

Notes to Consolidated Financial Statements                                 5-6

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
 (US  DOLLARS)

================================================================================================
                                                                      MARCH 31,      JUNE 30,
                                                                        2005           2004
================================================================================================
                                                                     (UNAUDITED)

ASSETS

CURRENT
  Cash                                                              $  2,249,978   $  3,905,773
  Prepaid expenses                                                        18,711         26,091
------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                   2,268,689      3,931,864
PROPERTY AND EQUIPMENT                                                    13,975         31,250
INVESTMENTS                                                                    1              1
------------------------------------------------------------------------------------------------

                                                                    $  2,282,665   $  3,963,115
================================================================================================

LIABILITIES

CURRENT
  Accounts payable and accruals                                     $    255,548   $    522,337
  Due to West Virginia University Research Corporation                         0        397,296
------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                255,548        919,633
------------------------------------------------------------------------------------------------

CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY

PREFERRED STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  20,000,000  Shares authorized
       308,538  (June 30, 2004 - 321,036) issued and outstanding         308,538        321,038
COMMON STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  50,000,000  Shares authorized
  40,225,849  (June 30, 2004 - 40,181,849) issued and outstanding     20,252,085     20,197,085
PROMISSORY NOTES RECEIVABLE                                              (66,500)       (66,500)
OTHER COMPREHENSIVE INCOME                                                46,267         46,267
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                     (18,513,273)   (17,454,408)
------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                             2,027,117      3,043,482
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  2,282,665   $  3,963,115
================================================================================================

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(US DOLLARS)

=========================================================================================================
                                                                                            PERIOD FROM
                                                                                           FEBRUARY 12,
                                                                                               1996
                                          THREE MONTHS                NINE MONTHS         (INCEPTION) TO
                                         ENDED MARCH 31,             ENDED MARCH 31,         MARCH 31,
                                       2005          2004          2005         2004           2005
---------------------------------------------------------------------------------------------------------

REVENUES                           $         0   $       807   $         0   $     1,483  $       238,150
COST OF SALES                                0             0             0             0          216,016
---------------------------------------------------------------------------------------------------------
                                             0           807             0         1,483           22,134
OTHER INCOME (note 3)                   33,969             0        33,969             0          636,812
---------------------------------------------------------------------------------------------------------
                                        33,969           807        33,969         1,483          658,946
---------------------------------------------------------------------------------------------------------

EXPENSES
  Consulting                            77,468        94,767       213,930       260,592        2,906,175
  Salaries and benefits                176,637       161,795       427,536       369,295        4,369,007
  Legal and accounting                 142,923       226,667       529,117       382,921        2,614,684
  Travel and entertainment              26,866        72,001        83,645       122,432          960,445
  General and administrative            36,323        39,104       111,178        81,117          741,191
  Rent                                   9,186         9,838        23,630        24,823          310,879
  Telephone                              8,088        14,247        21,040        30,857          316,715
  Advertising                            5,000         5,000         5,000         6,000          282,255
  Bank charges and
    interest, net                          489          (191)        8,084           502          171,313
Research and development (note 4)     (397,296)            0      (397,296)            0          847,459
Interest on beneficial
  conversion rate                            0             0             0             0          566,456
Write-down of license and
  operating assets                           0             0             0             0        1,855,619
Bad debts                                    0             0             0             0           52,613
Remuneration pursuant to
  proprietary, non-competition
  Agreement                                  0             0             0             0          711,000
Financing fees                               0             0             0             0          129,542
Settlement of lawsuit                        0             0             0             0           45,250
Write-off of investments                     0             0             0             0        1,249,999
Depreciation and amortization            5,767         5,759        17,275        17,276          310,411
---------------------------------------------------------------------------------------------------------
                                        91,451       628,987     1,043,139     1,295,815       18,441,013
---------------------------------------------------------------------------------------------------------
NET LOSS FOR PERIOD                $    57,482   $   628,180   $ 1,009,170   $ 1,294,332  $    17,782,067
---------------------------------------------------------------------------------------------------------
NET LOSS PER COMMON SHARE          $      0.00   $      0.02   $      0.03   $      0.04
---------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING         40,225,849    38,885,903    40,215,572    35,141,383
=========================================================================================================

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
(US DOLLARS)
==================================================================================================================================
                                                 COMMON                  PREFERRED
                                                STOCK AND                STOCK AND
                                   SHARES OF     PAID-IN    SHARES OF     PAID-IN
                                    COMMON       CAPITAL    PREFERRED     CAPITAL     PROMISSORY                        OTHER
                                     STOCK      IN EXCESS     STOCK      IN EXCESS      NOTES           SHARE       COMPREHENSIVE
                                    ISSUED       OF PAR       ISSUED      OF PAR      RECEIVABLE    SUBSCRIPTIONS       INCOME
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2003            32,923,855   $13,335,752    439,610   $  439,610   $   (66,500)  $      211,915   $       46,267
SHARES ISSUED FOR
  Cash on private placement        6,609,336     6,042,935          0            0             0         (211,915)               0
  Cash on exercise of options         25,000        25,000          0            0             0                0                0
  Settlement of lawsuit               37,500        35,250          0            0             0                0                0
  Services                            25,000        21,873          0            0             0                0                0
  Redemption of preferred shares     415,000       415,000   (118,572)    (118,572)            0                0                0
  Exercise warrants                  288,298             0          0            0             0                0                0
Shares returned to treasury for
  cancellation                      (142,140)            0          0            0             0                0                0
Stock option compensation                  0       321,275          0            0             0                0                0
Dividends on preferred shares              0             0          0            0             0                0                0
Net loss for period                        0             0          0            0             0                0                0
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2004            40,181,849    20,197,085    321,038      321,038       (66,500)               0           46,267
SHARES ISSUED FOR
  Settlement of debt                  44,000        55,000          0            0             0                0                0
Redemption of preferred shares             0             0    (12,500)     (12,500)            0                0                0
Dividends on preferred shares              0             0          0            0             0                0                0
Net loss for period                        0             0          0            0             0                0                0
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, MARCH  31, 2005          40,225,849   $20,252,085    308,538   $  308,538   $   (66,500)  $            0   $       46,267
==================================================================================================================================



================================================================
                                     DEFICIT
                                   ACCUMULATED
                                   DURING THE         TOTAL
                                   DEVELOPMENT    STOCKHOLDERS'
                                      STAGE          EQUITY
----------------------------------------------------------------

BALANCE, JUNE 30, 2003            $(14,595,116)  $     (628,072)
SHARES ISSUED FOR
  Cash on private placement                  0        5,831,020
  Cash on exercise of options                0           25,000
  Settlement of lawsuit                      0           35,250
  Services                                   0           21,873
  Redemption of preferred shares      (296,428)               0
  Exercise warrants                          0                0
Shares returned to treasury for
  cancellation                               0                0
Stock option compensation                    0          321,275
Dividends on preferred shares          (19,016)         (19,016)
Net loss for period                 (2,543,848)      (2,543,848)
----------------------------------------------------------------

BALANCE, JUNE 30, 2004             (17,454,408)       3,043,482
SHARES ISSUED FOR
  Settlement of debt                         0           55,000
Redemption of preferred shares         (37,500)         (50,000)
Dividends on preferred shares          (12,195)         (12,195)
Net loss for period                 (1,009,170)      (1,009,170)
----------------------------------------------------------------

BALANCE, MARCH  31, 2005          $(18,513,273)  $    2,027,117
================================================================

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(US DOLLARS)

=================================================================================================================
                                                                                                    PERIOD FROM
                                                                                                   FEBRUARY 12,
                                                                           NINE MONTHS ENDED           1996
                                                                              MARCH 31,           (INCEPTION) TO
                                                                          2005          2004      MARCH 31, 2005
=================================================================================================================

OPERATING ACTIVITIES
  Net loss                                                            $(1,009,170)  $(1,294,332)     (17,782,067)
  Adjustments to reconcile net loss to net cash used by
    operating activities
      Write-down of investment                                                  0             0        1,249,999
      Proprietary, non-competition agreement                                    0             0          711,000
      Depreciation and amortization                                        17,275        17,275          335,966
      Write-off of accounts payable                                       (33,969)            0         (636,812)
      Shares issued for consulting and financing fees                           0        36,873          957,273
      Stock option compensation                                                 0             0        1,133,483
      Interest on beneficial conversion feature                                 0             0          566,456
      Settlement of lawsuit                                                     0             0           60,250
      Write-down of license and operating assets                                0             0        1,853,542
      Bad debts                                                                 0             0           77,712
      Dismissal of lawsuit (note 4)                                      (397,296)            0                0
CHANGES IN NON-CASH WORKING CAPITAL
  Due from affiliated company                                                   0             0         (116,000)
  Notes and account receivable                                                  0             0         (109,213)
  Inventory                                                                     0             0          (46,842)
  Prepaid expenses                                                          7,380       (23,637)         (18,711)
  Other                                                                         0             0           (2,609)
  Accounts payable and accruals                                          (190,015)     (246,934)         556,880
-----------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                      (1,605,795)   (1,510,755)     (11,209,693)
-----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchase of property, equipment and intangible assets                         0             0         (200,935)
  Assets acquired and liabilities assumed on purchase of subsidiary             0             0         (129,474)
  Investment purchase                                                           0             0       (2,000,000)
  License agreement                                                             0             0         (124,835)
-----------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                 0             0       (2,455,244)
-----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Redemption of preferred shares                                          (50,000)            0          (50,000)
  Repayments to stockholders                                                    0             0         (139,046)
  Subscriptions received                                                        0             0          226,665
  Issuance of common stock                                                      0     5,876,270       14,405,165
  Advances from stockholders, net of repayments                                 0             0        1,078,284
  Share issue costs                                                             0             0         (227,420)
  Proceeds from convertible debentures                                          0             0          600,000
-----------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           (50,000)    5,876,270       15,893,648
-----------------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                                  0             0           46,267
-----------------------------------------------------------------------------------------------------------------
INFLOW (OUTFLOW) OF CASH                                               (1,655,795)    4,365,515        2,274,978
CASH, BEGINNING OF PERIOD                                               3,905,773       174,210                0
-----------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                   $ 2,249,978   $ 4,539,725        2,274,978
=================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION
  Settlement of debt for shares                                                 0        35,250          263,992
  Services paid with shares                                                55,000        36,873          689,911
  Preferred shares redeemed                                                     0       415,000          927,000
=================================================================================================================

See notes to consolidated financial statements.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
NINE  MONTHS  ENDED  MARCH  31,  2005
(UNAUDITED)
(US  DOLLARS)

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

     In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2005 and June 30, 2004, and the consolidated results of operations, stockholders' equity and the consolidated statements of cash flows for the three and nine months ended March 31, 2005 and 2004. The results of operations for the three months and nine months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   STOCKHOLDERS'  EQUITY

     During the nine month period ended March 31, 2005, the Company:

     (a)  issued 44,000 shares to settle $55,000 of debt;

     (b) extended the expiry date of 790,000 options. In accordance with FIN 44, this results in a new measurement of compensation cost. Since the fair value as well as the intrinsic value at the new measurement date resulted in a value lower than the original amount recorded, no additional compensation expense is required; and

     (c) redeemed 12,500 shares of Series A convertible preferred stock from two officers of the Company. The board of directors can offer to redeem the preferred shares at a higher price than the original agreement of $3.50. As such, the board offered to redeem the preferred shares at a value of $4.00 for a total payment of $50,000.

3.   OTHER ITEMS

     During the nine month period, the Company reversed $33,969 payable to a company that became bankrupt.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
NINE  MONTHS  ENDED  MARCH  31,  2005
(UNAUDITED)
(US  DOLLARS)

================================================================================

4.   SETTLEMENT OF DEBT

     During the period, the Company settled all past and present claims that the Company and Mr. James Smith and his personal company, Integral Concepts, Inc., have against each other. All parties will release all claims against each other. In addition, Mr. Smith will return to the Company 40,000 shares of its common stock.

     As part of a global settlement, the Company, West Virginia University (WVU) and West Virginia University Research Corp. ("WVURC") have mutually agreed to release all past and present claims that each has against the other under the following terms:

     (i) WVU and WVURC release all past and present claims it has against the Company, including $397,296 in claimed amounts, vigorously contested by the Company for past research and development work performed by WVURC on the Plasma Ignition Technology, the Colorvision Technology and the CTHA Technology.

     (ii) Cancellation of the licensing agreement between WVU and Integral Concepts, Inc., for the Plasma Ignition Technology, the Colorvision Technology and the CTHA Technology, which had been previously sub-licensed by Integral Concepts, Inc. to the Company or its subsidiaries; and

     (iii) WVU will issue new licensing agreements for the aforementioned technologies directly to the Company.

     In return, the Company agrees to issue 40,000 restricted shares of its common stock to WVU.

     As a result of this settlement, the Company reversed an accrual of $397,296 presently recorded in its accounts.

5.   RELATED PARTY TRANSACTIONS

     During the period ended March 31, 2005, two individuals who are also members of the board of directors redeemed 12,500 preferred shares (note 2(c)) in addition to receiving a $50,000 bonus.

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

To date we have recorded nominal revenues from the sales of prototypes. We are still considered a development stage company for accounting purposes. From inception on February 12, 1996 through March 31, 2005, we have accrued an accumulated deficit of approximately $18.5 million.

For the nine month period ended March 31, 2005, cash has decreased by $1,655,795, from $3,905,773 on June 30, 2004, to $2,249,978 on March 31, 2005.

Our net loss for the quarter ended March 31, 2005 was $57,482, compared to a net loss of $628,180 in the corresponding period of the prior fiscal year. This decrease is primarily attributable to a credit applied to research and development expenses due to the write-off of an accrued liability development due to the West Virginia University of $397,296, in accordance with a January 2005 settlement agreement (which was disclosed in the last quarterly report), as well as decreases in legal and accounting expenses ($226,667 compared to $142,923, a $83,744 decrease), and travel and entertainment expenses ($72,001 compared to $26,866, a $45,135 decrease).

The primary expenses during the quarter were salaries ($176,637), consulting fees ($77,468) and legal and accounting ($142,923). Legal fees were primarily related to costs associated with pursuing and maintaining technology patent filings (approximately $118,000).

We continue to focus substantially all of our resources on the research, development, and commercialization of our Plastenna and Electriplast technologies. We will not be devoting any of our resources on the further research, development and commercialization of the other technologies in which we have an interest during the next twelve months.

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

To date, we have relied on loans from management and management's ability to raise capital through debt and equity private placement financings to fund our operations. During the last fiscal year, we raised capital through two private placements by selling common stock and common stock purchase warrants:

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

With approximately $2.2 million in cash at March 31, 2005, we have adequate funds available to fund our operations over the next twelve months.


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

PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.

There have been no material developments in the pending legal proceeding previously described in the Company's periodic reports. As previously disclosed, dismissal of the lawsuit is pending completion of the conditions of the settlement agreement by the parties.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY SECURITIES AND USE OF PROCEEDS.  None.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.  None.

ITEM  5.  OTHER  INFORMATION.

On May 6, 2005, the Company issued an aggregate of 1,713,300 shares of common stock in connection with the exercise of outstanding common stock purchase warrants that had been issued to eleven institutional investors pursuant to a private placement financing transaction with Wellington Management Company, LLP in January 2004. The Company did not receive any proceeds from the exercise of the warrants.

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


                              INTEGRAL TECHNOLOGIES, INC.


                               By:  /s/ William S. Robinson
                                  ----------------------------------------------
                                    William S. Robinson, Chief Executive Officer

                               By:  /s/ William A. Ince
                                  ----------------------------------------------
                                    William A. Ince, Chief Financial Officer and
                                    Principal Accounting Officer

Date:  May  17,  2005

                                                 EXHIBIT INDEX

Exhibit No.  Description
-----------  -----------
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