Form 10KSB
period 2005-06-30
INTEGRAL TECHNOLOGIES INC
filed 2005-10-13
CIK 1018281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
          For the fiscal year ended June 30, 2005

[_]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT

          For the transition period from: ______________ to ______________

                         Commission  file  number:     0-28353
                                                       -------

                          INTEGRAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
          (Name of small business issuer as specified in its charter)

               Nevada                                  98-0163519
-----------------------------------       --------------------------------------
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

  805 W. Orchard Drive, Suite 7, Bellingham, Washington              98225
---------------------------------------------------------       ----------------
      (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number:   (360) 752-1982
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

     Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

     State issuer's revenues for its most recent fiscal year.  $-11,158-.
                                                               ---------

     As of September 15, 2005, the aggregate market value of the voting stock held by non-affiliates, approximately 37,936,783 shares of Common Stock, was approximately $13.8 million based on an average of the bid and ask prices of approximately $.365 per share of Common Stock on such date.

     The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of September 15, 2005 was 42,439,149 shares.

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


ITEM 1.  DESCRIPTION OF BUSINESS.
---------------------------------

BUSINESS  DEVELOPMENT
---------------------

     Integral Technologies, Inc. ("Integral," the "Company" or the "Registrant") is a development stage company, incorporated under the laws of the State of Nevada on February 12, 1996. To date, Integral, directly and through its subsidiaries, has expended its resources on the research and development of several different types of technologies.

     Presently, Integral is focusing substantially all of its resources on the researching, developing and commercializing of its ElectriPlast technology, which is comprised of over eighty applications including its new antenna (PlasTenna). In addition, Integral applies a significant portion of its resources to the protection of its intellectual property through patent filings. To date, we have not realized any revenue from our efforts.

TECHNOLOGIES
------------

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

ElectriPlast

     Building on its PlasTenna technology, the Company has developed an innovative, electrically-conductive resin-based material called "ElectriPlast." The ElectriPlast Polymer is a patent-pending, compounded formulation of resin-based materials, which are conductively loaded, or doped, with a proprietary-controlled, balanced concentration of micron conductive materials, then pelletized. The conductive loading or doping within this pellet is then homogenized using conventional molding techniques and conventional molding equipment. The end result is a product that can be molded into any of the infinite shapes and sizes associated with plastics and rubbers, but which is as electrically conductive as if it were metal.

     Various examples of applications for ElectriPlast are shielding, lighting circuitry, switch actuators, resistors, medical devices, thermal management and cable connector bodies, to name just a few. Integral plans to introduce these new products and the ElectriPlast Technology on a global scale.

     The Company is focusing its marketing efforts on securing licensing agreements for applications of its ElectriPlast technology. The Company's technologies will be marketed to manufactures of products which would benefit from the incorporation of any of the ElectiPlast applications into their products.

Patents  on  Technologies
-------------------------

     Integral has completed a patent review of its ElectriPlast technologies, and has filed 80 U.S. patent applications, 4 of which have been issued, 4 of which have been allowed and are pending issuance, 45 which have been filed and are pending final approval and 27 are provisional patents. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, Integral will continue to attempt to commercialize these technologies without the protection of patents. As patents are issued, Integral will have the exclusive right to use in the U.S. the design(s) described in each issued patent for the 18-year life of the patent.

     The Company's intellectual property portfolio consists of over nine years of accumulated research and design knowledge and trade secrets relating to antenna design & components as well as proprietary manufacturing processes.

Product  Manufacturing  and  Distribution
-----------------------------------------

     The Company is not in the manufacturing business. The Company will rely on third-party manufacturing companies to manufacture products.

     Management anticipates that the Company's technologies will not be sold directly to the general public, but rather to businesses and manufacturers who will incorporate our technologies as components in the design of their products.

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

     Integral will be attempting to introduce the ElectriPlast technology as an alternative to metal for use as an electrically conductive material. The process of educating potential customers about ElectriPlast may prove time consuming and difficult.

EMPLOYEES
---------

     Integral and its subsidiaries currently employ or contract a total of 5 people on a full-time basis. However, Integral also relies on the expertise of several technical advisors who are consulted as needed on a part-time, contract basis.


SEC  REPORTS  AVAILABLE  ON  WEBSITE
------------------------------------

     The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and other SEC filings are available on the SEC's website or by visiting our company website at www.itkg.net.


ITEM 2.  DESCRIPTION  OF  PROPERTY.
-----------------------------------

     Neither  the  Company  nor  its  subsidiaries  own  any real property.  The
Company and its subsidiaries lease office space in Bellingham, Washington and Vancouver, B.C., Canada.


ITEM 3.  LEGAL  PROCEEDINGS.
----------------------------

     There are no pending legal proceedings involving the Company.


ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
---------------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2005.

                                     PART II

ITEM 5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.
-------------------------------------------------------------------------

Market  Information

     There is a limited public market for the common stock of the Company. The Company's common stock is quoted on the NASD OTC Bulletin Board under the symbol "ITKG."

     The following table sets forth the range of high and low bid quotations for the Company's common stock on the OTC Bulletin Board for each quarter of the fiscal years ended June 30, 2005 and 2004.

          Quarter Ended       Low Bid   High Bid
          -------------       -------   --------
          September 30, 2003  $   0.77  $    1.40
          December 31, 2003   $   1.04  $    1.50
          March 31, 2004      $   0.88  $    1.54
          June 30, 2004       $   0.71  $    1.26
          September 30, 2004  $   0.59  $    1.20
          December 31, 2004   $   0.51  $    1.12
          March 31, 2005      $   0.60  $    0.92
          June 30, 2005       $   0.47  $    0.69

     The source of this information is the OTC Bulletin Board and other quotation services. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

     As of September 15, 2005 there were approximately 202 holders of record of the Company's common stock (this number does not include beneficial owners who hold shares at broker/dealers in "street-name").

Dividends

     To date, the Company has not paid any dividends on its common stock and does not expect to declare or pay any dividends on such common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, the financial condition of the Company, and other factors as deemed relevant by the Company's Board of Directors.

Recent  Sales  of  Unregistered  Securities

Information regarding the issuance and sales of securities of the Company without registration during the fiscal year ended June 30, 2005, has previously been included in Quarterly Reports on Forms 10-QSB and Current Reports on Form 8-K filed during the period covered by this report.

Repurchases  of  equity  securities

The Company did not repurchase any of its outstanding equity securities during the fourth quarter of the year ended June 30, 2005.

ITEM 6.  MANAGEMENT'S  PLAN  OF  OPERATION.
-------------------------------------------

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

     To date the Company has recorded nominal revenues from the sales of prototypes. The Company is still considered a development stage company for accounting purposes. From inception on February 12, 1996 through June 30, 2005, the Company has accrued an accumulated deficit of approximately $19.3 million.

     The Company's net loss for the year ended June 30, 2005 was $1,812,265, compared to a net loss of $2,543,848 for the prior fiscal year. The net loss for the year ended June 30, 2005 reflects the reversal of an accrual of $397,296 due to West Virginia University, as a result of a global settlement of a lawsuit during the year. The primary expenses during the year ended June 30, 2005 were salaries ($588,930), consulting fees ($346,339) and legal and accounting ($967,581).

     Legal fees have been exceptionally high for the past two years and primarily related to costs associated with the protection of the Company's intellectual property by pursuing and maintaining technology patent filings in the U.S. as well as other countries. Legal fees (including associated filing fees) related to patent filings was approximately $750,000 for the fiscal year ended June 30, 2005 and approximately $550,000 for the fiscal year ended June 30, 2004. The Company has also incurred significant legal costs in defending and settling the lawsuit filed by James E. Smith: the Company incurred legal fees (including expert witness fees) of approximately $110,000 in respect of the Smith lawsuit during the fiscal year ended June 30, 2005, and approximately $210,000 during the fiscal year ended June 30, 2004. As a result of a global settlement of the lawsuit in 2005 that also involved West Virginia University, the Company reversed an accrual of $397,296 that had been previously accrued as a payable to West Virginia University for research and development work that the Company had disputed.

     At June 30, 2005, current liabilities included $561,325 of accounts payable and accruals, with payables for legal fees (including associated filing fees) related to patent filings accounting for approximately $450,000 of the total.

     In June 2005 the Company engaged The QuanStar Group LLC ("QuanStar") as an advisor to render strategic and consulting services to the Company, primarily in connection with the expected high growth worldwide commercialization of the Company's proprietary ElectriPlast technology. The scope of services to be provided to the Company by QuanStar may include: research of business channels, strategic and negotiation consultation, distributor/client support, governmental channels and research, manufacturing expansion, international licensees and distributors, client introductions, and exit planning.

     The term of the agreement with QuanStar is one year. Unless terminated by either party at least thirty days prior to the end of the one year term, the agreement shall automatically be renewed for successive one year periods. During the term of the agreement, the Company agreed to pay to QuanStar a monthly retainer of $15,000 and to reimburse QuanStar for all reasonable out-of-pocket expenses. In addition the Company will pay to QuanStar a fee equal to 5% of the Net Revenue actually paid to the Company by new clients or other parties directly introduced by QuanStar. "Net Revenue" is defined to mean revenue actually received by the Company from third parties in respect of sales of the Company's products and/or services, license fees, or research grants, net of taxes payable by the Company with respect to such amounts and all direct costs incurred by the Company in generating such revenue.

     The Company also issued 500,000 shares of restricted common stock (a non-cash expense) to QuanStar in June 2005. The shares have been recorded at a value of $270,000 (representing the market value of the shares on the date of issuance) and are being expensed over a 12 month period at a rate of $22,500 per month. At June 30, 2005, $262,500 of this amount is included in Prepaid Expenses.

     QuanStar is an active strategic management company that provides assistance to companies who find themselves at a defining business juncture. QuanStar represents its principals to be recognized leaders in their fields. QuanStar will act as an extension of Integral's senior management team, with multilevel involvement in both strategy development and execution.

     Since its engagement with the Company, Quanstar has introduced Integral and the ElectriPlast technology to a number of Fortune 500 companies with whom Integral would not otherwise have been able to access independently.

     Presently, the Company is focusing all of its resources on the researching, developing and commercializing its PlasTenna and ElectriPlast technologies.

     The Company's business strategy is to focus on leveraging its intellectual property and its strengths in product design and material innovation. The
Company does not intend to manufacture products but rather license its technology for incorporation into end products and in turn earn royalty income.

     The Company is not in the manufacturing business and does not expect to make any capital purchases of a manufacturing plant or significant equipment in the next twelve months. If necessary, the Company will rely on contract manufacturers to produce products.

     The Company's business strategy focuses on leveraging its intellectual property rights. The Company is focusing its marketing efforts on securing licensing agreements for applications of its PlasTenna and ElectriPlast technologies with manufacturers of products which would benefit from the incorporation of any of the PlasTenna or ElectriPlast applications.

     The Company anticipates spending approximately $250,000 over the next twelve months on ongoing research and development (primarily salaries and consulting fees) of the different applications and uses of its technologies.

     During the next twelve months, the Company does not anticipate increasing its staff.

     As of June 30, 2005, the Company had $1,791,442 in cash. Although the Company's cash needs for the last two fiscal years has averaged approximately $2 million per year, management expects a notable reduction in legal fees over the next 12 months due to the settlement of the Smith lawsuit and an anticipated significant decrease in patent filings, and therefore believes that there is adequate cash on hand to fund operations over the next twelve months.

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


ITEM 8.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
---------------------

     None.


ITEM 8A.  CONTROLS AND PROCEDURES.
----------------------------------

DISCLOSURE  CONTROLS  AND  PROCEDURES

     As of the end of the period covered by this report (the "Evaluation Date"), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is
(i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

INTERNAL CONTROL OVER FINANCIAL REPORTING

     In preparation for the annual report of management regarding our evaluation of our internal controls that is required to be included in our annual report for the year ended June 30, 2008 by Section 404 of the Sarbanes-Oxley Act of 2002, we will need to assess the adequacy of our internal control, remediate any weaknesses that may be identified, validate that controls are functioning as documented and implement a continuous reporting and improvement process for internal controls. We may discover deficiencies that require us to improve our procedures, processes and systems in order to ensure that our internal controls are adequate and effective and that we are in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. If the deficiencies are not adequately addresses, or if we are unable to complete all of our testing and any remediation in time for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the SEC rules under it, we would be unable to conclude that our internal controls over financial reporting are designed and operation effectively, which could adversely affect our investor confidence in our internal controls over financial reporting.


ITEM 8B.  OTHER INFORMATION.
----------------------------

     None.

     INTEGRAL TECHNOLOGIES, INC.
     (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED FINANCIAL STATEMENTS
     JUNE 30, 2005, 2004 AND 2003
     (US DOLLARS)




     INDEX                                                        PAGE
     -----                                                        ----

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM      F-1

     FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                  F-2

     Consolidated Statements of Operations                        F-3

     Consolidated Statements of Stockholders' Equity (Deficit)   F4-F7

     Consolidated Statements of Cash Flows                        F-8

     Notes to Consolidated Financial Statements                  F9-F22

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE DIRECTORS AND STOCKHOLDERS OF INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

We have audited the consolidated balance sheets of Integral Technologies, Inc. (A Development Stage Company) as of June 30, 2005 and 2004 and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the years ended June 30, 2005, 2004 and 2003 and the cumulative totals for the development stage of operations from February 12, 1996 (inception) through June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Integral Technologies, Inc. from February 12, 1996 (inception) through June 30, 1996 were audited by other auditors whose report dated November 20, 1996, expressed an unqualified opinion on those statements. Our opinion insofar as it relates to the cumulative totals for development stage operations from February 12, 1996 (inception) through June 30, 1996, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at June 30, 2005 and 2004 and the consolidated results of its operations and its cash flows for each of the years ended June 30, 2005, 2004 and 2003 and the cumulative totals for the development stage of operations from February 12, 1996 (inception) through June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

"Pannell Kerr Forster"
(Registered with the PCAOB as "Smythe Ratcliffe")


Chartered Accountants

Vancouver, Canada
September 27, 2005


See notes to consolidated financial statements.  F-1

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
JUNE 30
(US DOLLARS)

====================================================================================
                                                            2005           2004
------------------------------------------------------------------------------------
ASSETS
CURRENT
  Cash                                                  $  1,791,442   $  3,905,773
  Prepaid expenses (note 5(a)(ii)(b))                        272,142         26,091
------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                       2,063,584      3,931,864
PROPERTY AND EQUIPMENT (note 3)                                8,219         31,250
INVESTMENTS (note 4)                                               0              1
------------------------------------------------------------------------------------
TOTAL ASSETS                                            $  2,071,803   $  3,963,115
====================================================================================
LIABILITIES
CURRENT
  Accounts payable and accruals (note 7)                $    561,325   $    522,337
  Due to West Virginia University Research
    Corporation (note 9(a))                                        0        397,296
------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                    581,325        919,633
------------------------------------------------------------------------------------
CONTINGENCIES (note 9)
STOCKHOLDERS' EQUITY (note 5)
PREFERRED STOCK AND PAID-IN CAPITAL IN EXCESS
  OF $0.001 PAR VALUE
    20,000,000    Shares authorized
       308,538    (2004 -321,038) Shares issued and
                  outstanding (note 5(b))                    308,538        321,038
COMMON STOCK AND PAID-IN CAPITAL IN EXCESS
  OF $0.001 PAR VALUE
    50,000,000    Shares authorized
    42,439,149    (2004 -40,181,849) Shares issued and
                  outstanding (note 5(a))                 20,522,085     20,197,085
PROMISSORY NOTES RECEIVABLE (note 5(e))                      (66,500)       (66,500)
OTHER COMPREHENSIVE INCOME                                    46,267         46,267
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE         (19,319,912)   (17,454,408)
------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                 1,490,478      3,043,482
------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $  2,071,803   $  3,963,115
====================================================================================


See notes to consolidated financial statements.  F-2

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(US DOLLARS)

==================================================================================================================
                                                                                                     PERIOD FROM
                                                                                                     FEBRUARY 12,
                                                                                                        1996
                                                                                                     (INCEPTION)
                                                                                                       THROUGH
                                                       2005             2004             2003       JUNE 30, 2005
------------------------------------------------------------------------------------------------------------------

REVENUE                                         $       11,158   $        1,483   $       21,355   $      249,308
COST OF SALES                                                0                0                0          216,016
------------------------------------------------------------------------------------------------------------------
                                                        11,158            1,483           21,355           33,292
OTHER INCOME                                            55,462                0                0          658,305
------------------------------------------------------------------------------------------------------------------
                                                        66,620            1,483           21,355          691,597
------------------------------------------------------------------------------------------------------------------

EXPENSES
  Legal and accounting                                 967,581          909,398          151,651        3,053,148
  Salaries                                             588,930          685,023          467,093        4,530,401
  Consulting                                           346,339          536,728          445,193        3,038,584
  General and administrative                           154,338          123,596           57,515          784,351
  Travel and entertainment                             107,069          133,132           93,879          983,869
  Rent                                                  32,816           33,631           31,838          320,065
  Telephone                                             29,312           38,375           29,892          324,987
  Advertising                                           17,500            6,000            9,360          294,755
  Bank charges and interest, net                         9,264           55,374            1,498          172,493
  Write-off of investments (note 4)                          1                0                0        1,250,000
  Financing fees                                             0           25,000                0          129,542
    Non-competition agreement                                0                0                0          711,000
  Write-down of license  and operating assets                0                0                0        1,855,619
  Interest on beneficial conversion feature                  0                0                0          566,456
  Remuneration pursuant to proprietary,
  Bad debts (recovery)                                       0          (23,958)          10,753           52,613
  Settlement of lawsuit (note 9(b))                          0                0           45,250           45,250
  Research and development (note 9(a))                (397,296)               0            1,234          847,459
  Depreciation and amortization                         23,031           23,032           23,032          316,167
------------------------------------------------------------------------------------------------------------------

                                                     1,878,885        2,545,331        1,368,188       19,276,759
------------------------------------------------------------------------------------------------------------------

NET LOSS FOR YEAR                               $   (1,812,265)  $   (2,543,848)  $   (1,346,833)  $  (18,585,162)
==================================================================================================================

NET LOSS PER COMMON SHARE                       $        (0.04)  $        (0.07)  $        (0.04)
==================================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                         40,490,001       36,391,491       31,928,310
==================================================================================================================


See notes to consolidated financial statements.  F-3

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(US DOLLARS)

=====================================================================================================================
                                                       COMMON                            PREFERRED
                                    SHARES            STOCK AND         SHARES OF        STOCK AND
                                  OF COMMON        PAID-IN CAPITAL      PREFERRED     PAID-IN CAPITAL     PROMISSORY
                                    STOCK             IN EXCESS          STOCK           IN EXCESS           NOTES
                                    ISSUED             OF PAR            ISSUED            OF PAR         RECEIVABLE
---------------------------------------------------------------------------------------------------------------------
SHARES ISSUED FOR
  Cash                              1,000,000  $         10,000                 0  $              0  $              0
  Property and equipment
    (to officers
    and directors)                  1,500,000            15,000                 0                 0                 0
  Services (provided by
    officers and directors)         2,000,000            20,000                 0                 0                 0
  Services (others)                 1,500,000            15,000                 0                 0                 0
Foreign currency
  translation                               0                 0                 0                 0                 0
Net loss for year                           0                 0                 0                 0                 0
---------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1996              6,000,000            60,000                 0                 0                 0
SHARES ISSUED FOR
  Cash                              5,086,000           865,514                 0                 0                 0
  Share issue costs                         0           (48,920)                0                 0                 0
  Services                            564,000            63,036                 0                 0                 0
  Acquisition of subsidiary           100,000           275,000                 0                 0                 0
Foreign currency
  translation                               0                 0                 0                 0                 0
Net loss for year                           0                 0                 0                 0                 0
---------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1997             11,750,000         1,214,630                 0                 0                 0
SHARES ISSUED FOR
Cash                                  825,396           650,000                 0                 0                 0
Share issue costs                           0           (78,000)                0                 0                 0
Foreign currency
  translation                               0                 0                 0                 0                 0
Net loss for year                           0                 0                 0                 0                 0
---------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1998             12,575,396  $      1,786,630                 0  $              0  $              0
---------------------------------------------------------------------------------------------------------------------


=======================================================================================================
                                                                        DEFICIT
                                                                      ACCUMULATED
                                                      OTHER           DURING THE            TOTAL
                                    SHARE         COMPREHENSIVE       DEVELOPMENT        STOCKHOLDERS'
                                SUBSCRIPTIONS         INCOME             STAGE         EQUITY (DEFICIT)
-------------------------------------------------------------------------------------------------------
SHARES ISSUED FOR
  Cash                        $              0  $              0   $              0   $         10,000
  Property and equipment
    (to officers
    and directors)                           0                 0                  0             15,000
  Services (provided by
    officers and directors)                  0                 0                  0             20,000
  Services (others)                          0                 0                  0             15,000
Foreign currency
  translation                                0            (1,226)                 0             (1,226)
Net loss for year                            0                 0           (344,843)          (344,843)
-------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1996                       0            (1,226)          (344,843)          (286,069)
SHARES ISSUED FOR
  Cash                                       0                 0                  0            865,514
  Share issue costs                          0                 0                  0            (48,920)
  Services                                   0                 0                  0             63,036
  Acquisition of subsidiary                  0                 0                  0            275,000
Foreign currency
  translation                                0            12,601                  0             12,601
Net loss for year                            0                 0           (822,217)          (822,217)
-------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1997                       0            11,375         (1,167,060)            58,945
SHARES ISSUED FOR
Cash                                         0                 0                  0            650,000
Share issue costs                            0                 0                  0            (78,000)
Foreign currency
  translation                                0            24,860                  0             24,860
Net loss for year                            0                 0           (937,373)          (937,373)
-------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1998        $              0  $         36,235   $     (2,104,433)  $       (281,568)
-------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.  F-4

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(U.S. DOLLARS)

=================================================================================================================================
                                                               COMMON                            PREFERRED
                                            SHARES OF         STOCK AND         SHARES OF        STOCK AND
                                              COMMON       PAID-IN CAPITAL      PREFERRED      PAID-IN CAPITAL     PROMISSORY
                                              STOCK           IN EXCESS           STOCK          IN EXCESS            NOTES
                                              ISSUED            OF PAR            ISSUED           OF PAR           RECEIVABLE
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1998                        12,575,396  $      1,786,630                 0  $              0  $              0
SHARES ISSUED FOR
  Cash                                           200,000            50,000                 0                 0                 0
  Exercise of stock options                      445,000            80,500                 0                 0                 0
  Promissory note                              1,683,789           252,568                 0                 0          (284,068)
  Settlement of lawsuit                          150,000            15,000                 0                 0                 0
  Services (provided by
    officers and directors)                      666,666           100,000                 0                 0                 0
  Share issue costs                                    0          (100,500)                0                 0                 0
  Services                                       250,000            50,000                 0                 0                 0
  Conversion of convertible debentures         3,869,120           525,813                 0                 0                 0
  Acquisition of subsidiary                    1,800,000           619,200                 0                 0                 0
  Held in escrow                                 447,091                 0                 0                 0                 0
  Stock option benefit                                 0            70,600                 0                 0                 0
  Beneficial conversion feature                        0           566,456                 0                 0                 0
Foreign currency translation                           0                 0                 0                 0                 0
Net loss for year                                      0                 0                 0                 0                 0
---------------------------------------------------------------------------------------------------------------------------------

BALANCE JUNE 30, 1999                         22,087,062         4,016,267                 0                 0          (284,068)
SHARES ISSUED FOR
  Cash on private placement                    2,650,000         3,975,000                 0                 0                 0
  Exercise of options                          1,245,000           256,700                 0                 0                 0
  Services                                        50,000            13,000                 0                 0                 0
  Settlement of debt                                   0                 0           664,410           664,410                 0
Shares released from escrow                            0            75,558                 0                 0                 0
Stock option benefit                                   0            48,256                 0                 0                 0
Promissory note repayment                              0                 0                 0                 0           225,568
Foreign currency translation                           0                 0                 0                 0                 0
Net loss for year                                      0                 0                 0                 0                 0
---------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2000                        26,032,062  $      8,384,781           664,410  $        664,410  $        (58,500)
---------------------------------------------------------------------------------------------------------------------------------

=================================================================================================================
                                                                                  DEFICIT
                                                                                ACCUMULATED
                                                                OTHER           DURING THE            TOTAL
                                              SHARE         COMPREHENSIVE       DEVELOPMENT       STOCKHOLDERS'
                                          SUBSCRIPTIONS         INCOME             STAGE         EQUITY (DEFICIT)
-----------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 1998                   $              0  $         36,235  $     (2,104,433)  $       (281,568)
SHARES ISSUED FOR
  Cash                                                  0                 0                 0             50,000
  Exercise of stock options                             0                 0                 0             80,500
  Promissory note                                       0                 0                 0            (31,500)
  Settlement of lawsuit                                 0                 0                 0             15,000
  Services (provided by
    officers and directors)                             0                 0                 0            100,000
  Share issue costs                                     0                 0                 0           (100,500)
  Services                                              0                 0                 0             50,000
  Conversion of convertible debentures                  0                 0                 0            525,813
  Acquisition of subsidiary                             0                 0                 0            619,200
  Held in escrow                                        0                 0                 0                  0
  Stock option benefit                                  0                 0                 0             70,600
  Beneficial conversion feature                         0                 0                 0            566,456
Foreign currency translation                            0             8,444                 0              8,444
Net loss for year                                       0                 0        (1,404,021)        (1,404,021)
-----------------------------------------------------------------------------------------------------------------

BALANCE JUNE 30, 1999                                   0            44,679        (3,508,454)           268,424
SHARES ISSUED FOR
  Cash on private placement                             0                 0                 0          3,975,000
  Exercise of options                                   0                 0                 0            256,700
  Services                                              0                 0                 0             13,000
  Settlement of debt                                    0                 0                 0            664,410
Shares released from escrow                             0                 0                 0             75,558
Stock option benefit                                    0                 0                 0             48,256
Promissory note repayment                               0                 0                 0            225,568
Foreign currency translation                            0             1,614                 0              1,614
Net loss for year                                       0                 0        (1,537,402)        (1,537,402)
-----------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2000                   $              0  $         46,293  $     (5,045,856)  $      3,991,128
-----------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.  F-5

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(US DOLLARS)

=========================================================================================================================
                                                       COMMON                             PREFERRED
                                     SHARES           STOCK AND         SHARES OF         STOCK AND
                                   OF COMMON       PAID IN CAPITAL      PREFERRED      PAID- IN CAPITAL    PROMISSORY
                                     STOCK            IN EXCESS           STOCK           IN EXCESS           NOTES
                                     ISSUED             OF PAR            ISSUED            OF PAR         RECEIVABLE
-------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000              26,032,062  $      8,384,781           664,410   $        664,410   $        (58,500)
SHARES ISSUED FOR
  Cash on private placement             81,885           112,480                 0                  0                  0
  Exercise of options                  517,000            91,515                 0                  0                  0
  Services                             100,000            40,000                 0                  0                  0
  Held in escrow                       218,115                 0                 0                  0                  0
Stock option benefit                         0           272,207                 0                  0                  0
Dividends on preferred shares                0                 0                 0                  0                  0
Share subscriptions                          0                 0                 0                  0                  0
Redeemed shares                              0                 0          (100,000)          (100,000)                 0
Foreign currency translation                 0                 0                 0                  0                  0
Net loss for year                            0                 0                 0                  0                  0
-------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2001              26,949,062         8,900,983           564,410            564,410            (58,500)
SHARES ISSUED FOR
  Proprietary non-competition
    agreement                          450,000           711,000                 0                  0                  0
  Held in escrow                       700,000                 0                 0                  0                  0
  Exercise of options                2,263,500           971,200                 0                  0            (15,000)
  Exercise of warrants                 325,000           130,000                 0                  0                  0
  Subscriptions                        100,000            40,000                 0                  0                  0
Stock option compensation                    0           415,685                 0                  0                  0
Shares released from escrow                  0           954,582                 0                  0                  0
Dividends on preferred shares                0                 0                 0                  0                  0
Redeemed shares                              0                 0          (124,800)          (124,800)                 0
Write-off of promissory
  note receivable                            0            (7,000)                0                  0              7,000
Net loss for year                            0                 0                 0                  0                  0
-------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2002              30,787,562  $     12,116,450           439,610   $        439,610   $        (66,500)
-------------------------------------------------------------------------------------------------------------------------


=========================================================================================================
                                                                            DEFICIT
                                                                          ACCUMULATED
                                                          OTHER           DURING THE          TOTAL
                                       SHARE          COMPREHENSIVE       DEVELOPMENT     STOCKHOLDERS'
                                   SUBSCRIPTIONS         INCOME              STAGE       EQUITY (DEFICIT)
---------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000         $              0   $         46,293   $     (5,045,856)  $      3,991,128
SHARES ISSUED FOR
  Cash on private placement                   0                  0                  0            112,480
  Exercise of options                         0                  0                  0             91,515
  Services                                    0                  0                  0             40,000
  Held in escrow                              0                  0                  0                  0
Stock option benefit                          0                  0                  0            272,207
Dividends on preferred shares                 0                  0            (30,720)           (30,720)
Share subscriptions                      50,000                  0                  0             50,000
Redeemed shares                               0                  0           (100,000)          (200,000)
Foreign currency translation                  0                (26)                 0                (26)
Net loss for year                             0                  0         (4,000,169)        (4,000,169)
---------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2001                   50,000             46,267         (9,176,745)           326,415
SHARES ISSUED FOR
  Proprietary non-competition
    agreement                                 0                  0                  0            711,000
  Held in escrow                              0                  0                  0                  0
  Exercise of options                   (10,000)                 0                  0            946,200
  Exercise of warrants                        0                  0                  0            130,000
  Subscriptions                         (40,000)                 0                  0                  0
Stock option compensation                     0                  0                  0            415,685
Shares released from escrow                   0                  0                  0            954,582
Dividends on preferred shares                 0                  0            (26,087)           (26,087)
Redeemed shares                               0                  0           (187,200)          (312,000)
Write-off of promissory
  note receivable                             0                  0                  0                  0
Net loss for year                             0                  0         (3,836,191)        (3,836,191)
---------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2002         $              0   $         46,267   $    (13,226,223)  $       (690,396)
---------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.  F-6

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(US DOLLARS)

===============================================================================================================================
                                                            COMMON                             PREFERRED
                                          SHARES          STOCK AND         SHARES OF          STOCK AND
                                        OF COMMON      PAID-IN CAPITAL      PREFERRED       PAID IN-CAPITAL      PROMISSORY
                                          STOCK           IN EXCESS           STOCK            IN EXCESS            NOTES
                                          ISSUED            OF PAR            ISSUED            OF PAR           RECEIVABLE
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2002                    30,787,562   $     12,116,450          439,610   $        439,610   $        (66,500)
SHARES ISSUED FOR                                                                      0
  Cash on private placement                1,684,000            842,050                0                  0                  0
  Settlement of debt                         144,793            104,542                0                  0                  0
  Services                                   200,000            196,000                0                  0                  0
  Exercise of options                         52,500             43,750                0                  0                  0
  Exercise of warrants                        55,000             27,500                0                  0                  0
Subscription received                              0                  0                0                  0                  0
Stock option compensation                          0              5,460                0                  0                  0
Settlement of lawsuit (note 9(b))                  0                  0                0                  0                  0
Dividends on preferred shares                      0                  0                0                  0                  0
Net loss for year                                  0                  0                0                  0                  0
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2003                    32,923,855         13,335,752          439,610            439,610            (66,500)
SHARES ISSUED FOR
  Cash on private placement                6,609,336          6,042,935                0                  0                  0
  Cash on exercise of options                 25,000             25,000                0                  0                  0
  Settlement of lawsuit (note 9(b))           37,500             35,250                0                  0                  0
  Services                                    25,000             21,873                0                  0                  0
  Redemption of preferred shares             415,000            415,000         (118,572)          (118,572)                 0
  Exercise of warrants                       288,298                  0                0                  0                  0
Shares returned to treasury for
    cancellation                            (142,140)                 0                0                  0                  0
Stock option compensation                          0            321,275                0                  0                  0
Dividends on preferred shares                      0                  0                0                  0                  0
Net loss for year                                  0                  0                0                  0                  0
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2004                    40,181,849         20,197,085          321,038            321,038            (66,500)
SHARES ISSUED FOR
  Settlement of debt                          44,000             55,000                0                  0                  0
  Cashless exercise of warrants            1,713,300                  0                0                  0                  0
  For services                               500,000            270,000                0                  0                  0
  Redemption of preferred shares                   0                  0          (12,500)           (12,500)                 0
  Dividends on preferred shares                    0                  0                0                  0                  0
  Net loss for year                                0                  0                0                  0                  0
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2005                    42,439,149   $     20,522,085          308,538   $        308,538   $        (66,500)
===============================================================================================================================


==============================================================================================================
                                                                               DEFICIT
                                                                             ACCUMULATED
                                                             OTHER           DURING THE            TOTAL
                                           SHARE         COMPREHENSIVE       DEVELOPMENT       STOCKHOLDERS'
                                       SUBSCRIPTIONS         INCOME             STAGE        EQUITY (DEFICIT)
--------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2002               $              0   $         46,267  $    (13,226,223)  $       (690,396)
SHARES ISSUED FOR
  Cash on private placement                         0                  0                 0            842,050
  Settlement of debt                                0                  0                 0            104,542
  Services                                          0                  0                 0            196,000
  Exercise of options                               0                  0                 0             43,750
  Exercise of warrants                              0                  0                 0             27,500
Subscription received                         176,665                  0                 0            176,665
Stock option compensation                           0                  0                 0              5,460
Settlement of lawsuit (note 9(b))              35,250                  0                 0             35,250
Dividends on preferred shares                       0                  0           (22,060)           (22,060)
Net loss for year                                   0                  0        (1,346,833)        (1,346,833)
--------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2003                        211,915             46,267           258,182           (628,072)
SHARES ISSUED FOR
  Cash on private placement                  (211,915)                 0                 0          5,831,020
  Cash on exercise of options                       0                  0                 0             25,000
  Settlement of lawsuit (note 9(b))                 0                  0                 0             35,250
  Services                                          0                  0                 0             21,873
  Redemption of preferred shares                    0                  0          (296,428)                 0
  Exercise of warrants                              0                  0                 0                  0
Shares returned to treasury for
    cancellation                                    0                  0                 0                  0
Stock option compensation                           0                  0                 0            321,275
Dividends on preferred shares                       0                  0           (19,016)           (19,016)
Net loss for year                                   0                  0        (2,543,848)        (2,543,848)
--------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2004                              0             46,267       (17,454,408)         3,043,482
SHARES ISSUED FOR
  Settlement of debt                                0                  0                 0             55,000
  Cashless exercise of warrants                     0                  0                 0                  0
  For services                                      0                  0                 0            270,000
  Redemption of preferred shares                    0                  0           (37,500)           (50,000)
  Dividends on preferred shares                     0                  0           (15,739)           (15,739)
  Net loss for year                                 0                  0        (1,812,265)        (1,812,265)
--------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2005               $              0   $         46,267  $    (19,319,912)  $      1,490,478
==============================================================================================================


See notes to consolidated financial statements.  F-7

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US DOLLARS)

=======================================================================================================================
                                                                                                        PERIOD FROM
                                                                                                     FEBRUARY 12, 1996
                                                                      YEARS ENDED JUNE 30,              (INCEPTION)
                                                              2005            2004          2003      JUNE 30, 2005
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net loss                                           $     (1,812,265)  $(2,543,848)  $(1,346,833)  $      (18,585,165)
  Adjustments to reconcile net loss to
  net cash used by operating activities
    Write-down of investment                                        1             0             0            1,250,000
    Other income                                              (55,462)            0             0             (658,305)
    Proprietary, non-competition
      agreement                                                                   0             0              711,000
    Consulting services and financing fees                      7,500        61,873       223,500              964,773
    Depreciation and amortization                              23,031        23,032        24,302              341,722
    Stock option compensation                                       0       321,275         5,460            1,133,483
    Interest on beneficial conversion                               0             0             0              566,456
    Settlement of lawsuit                                           0             0        45,250               60,250
    Write-down of license and operating assets                      0             0             0            1,853,542
    Bad debt                                                        0         1,141        10,752               77,712
    Due to West Virginia University
      Research Corporation                                   (397,296)            0             0                    0
  Changes in non-cash working capital
    Due from affiliated company                                     0             0             0             (116,000)
    Notes and accounts receivable                                   0             0         3,873             (109,213)
    Inventory                                                       0             0             0              (46,842)
    Prepaid expenses                                           16,449       (14,247)        3,249               (9,642)
    Deferred revenue and other                                      0             0       (13,232)              (2,609)
    Accounts payable and accruals                             153,711        31,067      (112,371)             900,606
-----------------------------------------------------------------------------------------------------------------------
NET CASH USED BY OPERATING ACTIVITIES                      (2,064,331)   (2,119,707)   (1,156,050)         (11,668,229)
-----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchase of property, equipment and
    Intangibles assets                                              0             0             0             (200,935)
  Assets acquired and liabilities assumed
    on purchase of subsidiary                                       0             0             0             (129,474)
  Investment in and advances to affiliate companies                 0             0             0           (2,000,000)
  License agreements                                                0             0             0             (124,835)
-----------------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                               0             0             0           (2,455,244)
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Redemption of preferred shares                              (50,000)            0             0              (50,000)
  Repayment of loan                                                 0             0             0              (45,000)
  Advances from stockholders                                        0             0             0            1,078,284
  Repayments to stockholders                                        0             0             0              (94,046)
  Subscriptions received                                            0             0       176,665              226,665
  Proceeds from issuance of common stock                            0     5,851,270       885,800           14,380,165
  Proceeds from convertible debentures                              0             0             0              600,000
  Share issue costs                                                 0             0             0             (227,420)
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     (50,000)    5,851,270     1,062,465           15,868,648
EFFECT OF FOREIGN CURRENCY TRANSLATION
  ON CASH                                                           0             0             0               46,267
-----------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                (2,114,331)    3,731,563       (93,585)           1,791,442
CASH, BEGINNING OF YEAR                                     3,905,773       174,210       267,795                    0
-----------------------------------------------------------------------------------------------------------------------
CASH, END OF YEAR                               $           1,791,442   $ 3,905,773   $   174,210   $        1,791,442
=======================================================================================================================
Supplemental cash flow information (note 6)


See notes to consolidated financial statements.  F-8

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003
(US DOLLARS)

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

2.   SIGNIFICANT ACCOUNTING POLICIES

     (a)  Principles of consolidation

          These financial statements include the accounts of Integral Technologies, Inc. (a development stage company), its wholly-owned subsidiaries, Integral Vision Systems, Inc. ("IVSI"), Antek Wireless Inc. ("Antek") and Plastenna, Inc. ("Plastenna") a Delaware corporation and its 76.625% owned subsidiary, Emergent Technologies Corp. ("ETC"). All inter-company balances and transactions have been eliminated.

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

     (c)  Loss per share

          Basic loss per share computations are based on the weighted average number of common shares outstanding during the period. Common share equivalents consisting of stock options and warrants are not considered in the computation of diluted loss per share because their effect would be anti-dilutive.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2005,  2004  AND  2003
(US  DOLLARS)

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

     (f)  Foreign currency translation

          Transactions and financial statements for the Company's operations whose functional currency is the US dollar are translated into US dollars at the exchange rates in effect at the balance sheet dates for monetary assets and liabilities, and at historical exchange rates for non-monetary assets and liabilities. Revenue and expenses are translated at average rates for the period, except for amortization and depreciation, which are translated on the same basis as the related assets. Resulting translation gains or losses are reflected in net earnings (loss).

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

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2005,  2004  AND  2003
(US  DOLLARS)

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (i)  Financial instruments

          (i)  Fair value

               The carrying value of cash, accounts payable and accruals approximate their fair value because of the short maturity of these financial instruments.

          (ii) Interest rate risk

               The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.

         (iii) Credit risk

               The Company's financial assets that are exposed to credit risk consist primarily of cash which is placed with major financial institutions.

          (iv) Currency risk

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

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2005,  2004  AND  2003
(US  DOLLARS)

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (k)  Stock-based compensation

          The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options granted to employees. During the 2005 fiscal year the Company granted 1,000,000 stock options to an employee and extended the expiry date of 790,000 options. In accordance with FIN 44 options with extended expiry date have been re-measured at the date of change. Accordingly, compensation expense of $Nil (2004 - $136,750; 2003 - $Nil) was recognized as salaries expense. Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option - pricing model, the pro-forma effect on the Company's net loss and per share amounts would have been as follows:

=========================================================================================
                                                      2005           2004        2003
-----------------------------------------------------------------------------------------
          Net loss, as reported                  $(1,812,265)  $(2,543,848)  $(1,346,833)

          Add:  Stock-based employee
          compensation expense under
          intrinsic value method included in
          reported net loss, net of related tax
          effects                                          0       136,750             0

          Deduct:  Total stock-based
          compensation expense determined
          under fair value based method for all
          awards, net of related tax effects        (326,000)      (14,159)     (230,180)
-----------------------------------------------------------------------------------------

          Net loss, pro-forma                    $(2,138,265)  $(2,421,257)  $(1,577,013)
=========================================================================================

          Net loss per share, as reported        $     (0.04)  $     (0.07)  $     (0.04)

          Add:  Stock-based employee
          compensation expense under
          intrinsic value method included in
          reported net loss, net of related tax
          effects                                       0.00          0.00          0.00

          Deduct:  Total stock-based
          compensation expense determined
          under fair value based method for all
          awards, net of related tax effects           (0.01)         0.00         (0.01)
-----------------------------------------------------------------------------------------

          Net loss per share, pro-forma          $     (0.05)  $     (0.07)  $     (0.05)
=========================================================================================

          The Company applies SFAS 123 in accounting for its stock options granted to non-employees, and accordingly, compensation expense of $Nil (2004 - $184,525; 2003 - $5,460) was recognized as consulting expense.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2005,  2004  AND  2003
(US  DOLLARS)

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (continued)

     (k)  Stock based compensation (Continued)

          The fair value of each option grant is calculated using the following weighted average assumptions:

=======================================================
                                  2005    2004    2003
-------------------------------------------------------

          Expected life (years)      1       1     2.2
          Interest rate           3.45%   3.50%   3.00%
          Volatility             75.00%  72.50%  51.50%
          Dividend yield          0.00%   0.00%   0.00%
=======================================================

     (l)  Comprehensive income

          Other comprehensive income includes revenues and expenses and unrealized gains and losses that under accounting principles generally accepted in the United States of America are excluded from net income
          (loss) and are recorded directly as an adjustment to stockholders' equity, net of tax. When the unrealized gains and losses are realized they are reclassified from other comprehensive income and included in net income. The Company's other comprehensive income (loss) is composed of gains and losses from foreign currency translation adjustments. For the years ended June 30, 2005, 2004 and 2003, there was no comprehensive income components therefore net loss for the year equals comprehensive loss for the year.

     (m)  Recent accounting pronouncements

          (i) FAS 151, Inventory Costs. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004. The provisions of this Statement should be applied prospectively. There is no impact on the Company's financial statements.

          (ii) FAS 152, Accounting for Real Estate Time-Sharing Transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Restatement of previously issued financial statements is not permitted. There is no impact on the Company's financial statements.

         (iii) FAS 153, Exchanges of Non-monetary Assets. The provisions of this Statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively. There is no impact on the Company's financial statements.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2005,  2004  AND  2003
(US  DOLLARS)

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (m)  Recent accounting pronouncements (Continued)

          (iv) FIN 46(R), Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 or Interpretation 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by non-public entities to all types of entities is required at various dates in 2004 and 2005. In some instances, enterprises have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying Interpretation 46(R). There is no impact on the Company's financial statements.

          (v)  In December 2004, the FASB issued Statement No. 123 (revised
               2004), "Share-Based Payment" ("SFAS 123R)"), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the Company's current accounting under APB 25.SFAS 123(R) is effective for all annual periods beginning after June 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to the adoption of SFAS 123(R).

               The Company will adopt SFAS 123(R) in the first quarter of fiscal 2006 and will continue to evaluate the impact of SFAS 123(R) on its operating results and financial condition. The pro-forma information presented above presents the estimated compensation charges under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The Company's assessment of the estimated compensation charges is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company's stock price volatility and employee stock option exercise behaviours. The Company will recognize the compensation cost for stock-based awards issued after June 30, 2005 on a straight-line basis over the requisite service period for the entire award.

3.   PROPERTY AND EQUIPMENT

====================================================================
                                                 2005        2004
--------------------------------------------------------------------

          Machinery, furniture and equipment  $ 148,940   $ 148,940
          Computer hardware and software         39,419      39,419
          Molds                                   4,800       4,800
--------------------------------------------------------------------

                                                193,159     193,159
          Less:  Accumulated depreciation      (184,940)   (161,909)
--------------------------------------------------------------------

                                              $   8,219   $  31,250
====================================================================

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2005,  2004  AND  2003
(US  DOLLARS)

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

     During the year ended June 30, 2005 CDRI filed a plan of reorganization under Chapter II of the bankruptcy code. Accordingly, the Company wrote off the nominal value of this investment.

5.   STOCKHOLDERS' EQUITY

     (a)  Common stock

          (i)  During the year ended June 30, 2004, the Company:

               (a) entered into a private placement whereby the Company issued 898,336 shares at a price of $0.75 per share and 449,268 share purchase warrants exercisable within two years with an exercise price of $1.00 per share of which 20,000 shares were paid for with services valued at $15,000.
               (b) received for cancellation 142,140 shares previously issued and held in escrow under the Swartz agreement which expired during the year ended June 30, 2003.
               (c) issued 37,500 shares as part of the mutual release agreement in settlement of all claims related to the Joffre J. Rolland and Robin L. Rolland claims.
               (d) issued 25,000 shares at a price of $1.00 per share on exercise of options.
               (e) redeemed 118,572 shares of Series A convertible preferred stock from an officer of the Company. The redemption price of $3.50 per share was used as consideration for the exercise of 415,000 options to purchase common stock of the Company at a price of $1.00 per share.
               (f) issued 288,298 shares upon the exercise of warrants held by Swartz. The warrants were exercised under a cashless exercise provision. No cash consideration was received by the Company.
               (g) entered into a private placement whereby the Company issued 57,110 units at $100 per unit for gross proceeds of $5,711,000 less a private placement fee of 6% of gross proceeds. Each unit is comprised of 100 newly issued shares of the Company's common stock and one warrant

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2005,  2004  AND  2003
(US  DOLLARS)

================================================================================

5.   STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

                    convertible into 30 additional shares of common stock. Each warrant may be exercised in whole or in part at any time, during the period commencing on April 30, 2004 and expiring on December 31, 2009, and entitles the holder to receive shares of common stock for no additional consideration.

          (ii) During the year ended June 30, 2005, the Company

               (a)  issued 44,000 shares to settle debt for $55,000.
               (b) Issued 500,000 shares as partial consideration for consulting services to be provided over 12 months. These shares have been recorded at a value of $270,000 representing the market value of the shares at the date of issuance. The amount was recorded as a prepaid expense to be amortized over the term of the contract.
               (c)  Issued 1,713,300 shares on exercise of cashless warrants.

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

          During the year ended June 30, 2005, the Company redeemed 12,500 (2004
          - 118,572) shares of Series A convertible preferred stock from two officers of the Company. The board of directors offered to redeem the preferred shares at a higher price than the original agreement of $3.50. The board authorized the redemption of the preferred shares at a value of $4.00 (2004 - $3.50) for a total payment of $50,000 (2004 -
          $415,000).

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

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2005,  2004  AND  2003
(US  DOLLARS)

================================================================================

5.   STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

     (c)  Stock options (Continued)

          number of common share options which may be granted from 2,500,000 to 3,500,000 stock options. As at June 30, 2005, there are 88,500 options available under this plan.

          The following table summarizes the Company's stock option activity for the years ended June 30, 2005, 2004 and 2003:

========================================================================
                                                               Weighted
                                                  Exercise      Average
                                     Number         Price      Exercise
                                    of Shares     Per Share      Price
------------------------------------------------------------------------
          Balance, June 30, 2002   1,305,000   $0.40 to $1.50  $    0.76
          Granted during the year
            June 30, 2003          1,230,000   $         1.00  $    1.00
          Exercised                  (52,500)  $0.69 to $1.50  $    0.41
          Cancelled                 (575,000)  $0.40 to $1.00  $    0.66
------------------------------------------------------------------------

          Balance, June 30, 2003   1,907,500   $0.40 to $1.50  $    0.94
          Granted during the year
            June 30, 2004            255,000   $         1.00  $    1.00
          Cancelled                 (175,000)  $0.65 to $1.50  $    0.77
          Exercised                 (440,000)  $         1.00  $    1.00
------------------------------------------------------------------------

          Balance, June 30, 2004   1,547,500   $0.64 to $1.50  $    0.94
          Granted during the year
            June 30, 2005          1,000,000   $         1.00  $    1.00
          Cancelled                 (102,500)  $0.65 to $1.50  $    0.77
------------------------------------------------------------------------

          Balance, June 30, 2005   2,445,000   $0.50 to $1.16  $    0.76
========================================================================

          The following summarizes the options outstanding and exercisable at June 30, 2005 and 2004 all of which were fully vested at these dates:

=================================================================
                                  Exercise       Number of Shares
          Expiry Date              Price          2005     2004
-----------------------------------------------------------------

          August 31, 2004    $0.40 to $1.50          0    877,500
          August 31, 2005    $         1.00  1,030,000    255,000
          December 31, 2005  $         1.00    415,000    415,000
          June 30, 2010      $         0.50  1,000,000          0
-----------------------------------------------------------------
          Total              $0.40 to $1.50  2,445,000  1,547,500
=================================================================

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2005,  2004  AND  2003
(US  DOLLARS)

================================================================================

5.   STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

     (c)  Stock options (Continued)

          Pursuant  to  the  2001  Plan:

          (i) During the year ended June 30, 2004, the Company granted a total of 255,000 stock options to consultants at an exercise price of $1.00 per common share. All options are fully vested at the date of grant and expired August 31, 2005.

          (ii) During the year ended June 30, 2003, the Company granted a total of 1,230,000 stock options to officers, directors and key employees at an exercise price of $1.00 per common share. 400,000 of these options fully vested at the date of grant and 830,000 vested January 1, 2003 and expire December 31, 2005.

         (iii) During the year ended June 30, 2004, the expiry date of 790,000 options was extended to August 31, 2004 as such the options became variable options. During the year ended June 30, 2004 the expiry date of 775,000 of these options was extended to August 31, 2005 (note 2(k)). Subsequent to year-end, the expiry date of the 775,000 options was extended again to August 31, 2006.

          In April 2003, the Company adopted the "Integral Technologies, Inc. 2003 Stock Plan" (the "2003 Plan"), a non-qualified stock option plan under which the Company may issue up to 1,500,000 stock options. As of June 30, 2005, no options have been granted with respect to this plan.

          During the year ended June 30, 2005 the Company granted a total of 1,000,000 stock options to an employee at an exercise price of $0.50 per common share. All options are fully vested at the date of grant and expire June 30, 2010.

     (d)  Stock purchase warrants

          At June 30, 2005 and 2004, the following stock purchase warrants were outstanding:

=======================================================================
                                  Exercise        Number of Shares
          Expiry Date               Price          2005      2004
-----------------------------------------------------------------------
          November 10, 2005   $1.19 to $1.69     45,496     45,496
          November 29, 2005   $         0.50    842,000    842,000   *
          September 25, 2005  $         1.00    449,170    449,170  **
          December 31, 2009   $          Nil          0  1,713,300
-----------------------------------------------------------------------

          Total               $ Nil to $1.69  1,336,666  3,049,966
=======================================================================

          * During the year the expiry date of these warrants was extended to November 29, 2005 from the previous November 1, 2004 expiry date.

          ** Subsequent to the year-end, the expiry date of these warrants was extended to June 30, 2006.

INTEGRAL TECHNOLOGIES, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2005,  2004  AND  2003
(US  DOLLARS)

================================================================================

5.   STOCKHOLDERS' EQUITY (DEFICIT)(Continued)

     (e)  Promissory notes receivable at June 30, 2005 includes:

          (i)  $31,500 (2004 - $31,500) due on exercise of 210,000 stock options, interest at 10% per annum, due November 1, 2002, subsequently extended to June 30, 2003.

          (ii) $20,000 (2004 - $20,000) due on exercise of 100,000 stock options, interest at 8% per annum due June 6, 2002.

         (iii) $15,000 (2004 - $15,000) due on exercise of 23,000 stock options, interest at 10% per annum due June 30, 2003.

          As at June 30, 2005, these notes have not been collected. Shares issued on exercise of options are restricted for trading by the Company. The restrictions will not be removed until the respective notes are paid to the Company. No interest has been accrued on these financial statements as of June 30, 2005.

6.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

===========================================================================================================================
                                                                                                              PERIOD FROM
                                                                                                              FEBRUARY 12,
                                                                                                                  1996
                                                                                                              (INCEPTION)
                                                                                                                THROUGH
                                                                   2005            2004            2003      JUNE 30, 2004
---------------------------------------------------------------------------------------------------------------------------
          SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
          SHARES ISSUED
            For redemption of preferred shares               $            0  $      415,000  $            0  $      415,000
            For property and equipment                                    0               0               0          23,000
            For proprietary agreement                                     0               0               0         711,000
            For settlement of accounts payable                       55,000               0         104,542         228,742
            For services (provided by officers
              and directors)                                              0               0               0         120,000
            For settlement of lawsuit                                     0               0               0          15,000
            For services                                            270,000          61,873         223,500         696,784
            For acquisition of subsidiary                                 0               0               0         894,200
          SUPPLEMENT CASH FLOW INFORMATION
            Interest paid                                                 0               0               0          81,111
            Income tax paid                                               0               0               0               0
===========================================================================================================================

INTEGRAL TECHNOLOGIES, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2005,  2004  AND  2003
(US  DOLLARS)

================================================================================

7.   RELATED PARTY TRANSACTIONS

     (a) Accounts payable at June 30, 2005 includes $10,727 (2004 - $29,290; 2003 - $269,660) due to two directors and officers of the Company.

     (b)  The Company incurred $430,000 (2004 - $340,000; 2003 - $340,000) for wages to two directors and officers of the Company.

     (c) The Company incurred $Nil (2004 - $37,000; 2003 - $nil) for interest paid to two directors and officers of the Company. This charge was authorized by the board of directors for amounts owed since fiscal year ended June 30, 2001.

8.   INCOME TAXES

     Deferred income taxes reflect the tax effect of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are as follows:

=============================================================================
                                           2005          2004          2003
-----------------------------------------------------------------------------
Deferred income tax assets
  Net operating loss and credit
    carryforwards                      5,300,000     4,700,000     3,900,000
Excess of tax value of long-term
  investments and licenses over
  net book value                     $   692,000   $   692,000   $   692,000
  Accrued liabilities                      5,000       144,000       104,000
  Temporary differences on property
    property and equipment
    depreciation                          (3,000)       (3,000)       (3,000)
-----------------------------------------------------------------------------

Gross deferred tax assets              5,994,000     5,533,000     4,693,000
Valuation allowance                   (5,994,000)   (5,533,000)   (4,693,000)
-----------------------------------------------------------------------------

                                     $         0   $         0   $         0
=============================================================================

     As at June 30, 2005 the Company's net operating loss carryforwards for income tax purposes were approximately $15,200,000 (2004 - $13,300,000; 2003 - $11,100,000). If not utilized, they will start to expire in 2012.

INTEGRAL TECHNOLOGIES, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2005,  2004  AND  2003
(US  DOLLARS)

================================================================================

9.   CONTINGENCIES

     (a) During the year ended June 30, 2005, the Company settled all past and present claims that the Company and Mr. James Smith and his personal company, Integral Concepts, Inc., have against each other. All parties will release all claims against each other. In addition, Mr. Smith will return to the Company 40,000 shares of its common stock.

          As part of a global settlement, the Company, West Virginia University
          (WVU) and West Virginia University Research Corp. ("WVURC") have mutually agreed to release all past and present claims that each has against each other under the following terms:

          (i) WVU and WVURC release all past and present claims it has against the Company, including $397,296 in claimed amounts, vigorously contested by the Company for past research and development work performed by WVURC on the Plasma Ignition Technology, the Colorvision Technology and the CTHA Technology;

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

          In return, the Company agreed to issue 40,000 restricted shares of its common stock to WVU.

          As a result of this settlement, the Company reversed a prior accrual of $397,296 and $21,492 previously included in accounts payable and accruals.

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

INTEGRAL TECHNOLOGIES, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
YEARS  ENDED  JUNE  30,  2005,  2004  AND  2003
(US  DOLLARS)

================================================================================

9.   CONTINGENCIES (Continued)

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

          The settlement was recorded in the accounts at June 30, 2003.

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

                                                                                Director of
Name                       Age      Position with Registrant                  Registrant Since
----------------------------------------------------------------------------------------------
William S. Robinson         48      Director, Chairman, CEO and Treasurer     February 1996

William A. Ince             54      Director, President, Secretary and Chief  February 1996
                                    Financial Officer

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

NON-EXECUTIVE OFFICERS / SIGNIFICANT EMPLOYEES

TOM  AISENBREY
(General Manager, Vice President of Product Development and Chief Technology Officer)

     Mr. Aisenbrey has been with the Company since February 2001. Mr. Aisenbrey is an accomplished executive program manager with 27 years of experience in a variety of electronic industries, including design & development of multiple computer oriented products, specializing in wireless products.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT DISCLOSURE

     The Company does not have a separately-designated standing audit committee at this time because it is not required to do so. Accordingly, the Company does not have an audit committee financial expert.

CODE  OF  ETHICS

     On September 20, 2004, the Board of Directors established a written code of ethics that applies to the Company's senior executive and financial officers. A copy of the code of ethics is incorporated by reference as an exhibit to this annual report. In addition, a copy of the code of ethics is posted on the Company's website at www.itkg.net.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended June 30, 2005, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were complied with by such persons.


ITEM  10.  EXECUTIVE  COMPENSATION.
-----------------------------------

(a)  General

     The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to the executive officers of the Company, and other individuals for whom disclosure is required, for all services rendered in all capacities to the Company and its subsidiaries.

(b)  Summary  Compensation  Table

     The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, to or for Integral's Chief Executive Officer and each of the other executive officers of Integral, during the fiscal years ended June 30, 2005, 2004 and 2003.

                                                         Annual Compensation
                                         -------------------------------------------------
            (a)                 (b)               (c)             (d)             (e)
            Name                                                                 Other
            And                Year                                             Annual
          Principal            Ended            Salary           Bonus       Compensation
          Position            June 30             ($)             ($)             ($)
------------------------  --------------  ---------------  ---------------  --------------
William S. Robinson,                2005  $       180,000  $        45,000
Director, Chairman, CEO,            2004  $       170,000  $        57,110             -0-
Treasurer                           2003  $       170,000              -0-             -0-

William A. Ince,                    2005  $       180,000  $        25,000             -0-
Director, President,                2004  $       170,000              -0-             -0-
Secretary, CFO                      2003  $       170,000              -0-             -0-

                                                         Long Term Compensation
                                                         Awards                   Payouts
                                            ------------------------------------------------
            (a)                   (b)              (f)              (g)             (h)            (i)
            Name                               Restricted
            And                   Year            Stock           Shares           LTIP          All Other
          Principal               Ended          Award(s)       Underlying        Payouts      Compensation
          Position               June 30           ($)            Options           ($)             ($)
---------------------------  --------------  --------------  --------------  --------------  ----------------
William S. Robinson,                   2005             -0-             -0-             -0-  $     49,926(n3)
Chairman, CEO, Treasurer               2004             -0-             -0-             -0-  $ 368,943(n1,n2)
                                       2003             -0-         415,000             -0-              -0-

William A. Ince,  Director,            2005             -0-             -0-             -0-  $     47,614(n3)
President, Secretary, CFO              2004             -0-             -0-             -0-  $    32,268 (n2)
                                       2003             -0-         415,000             -0-              -0-

     (n1) In December 2003, the Board of Directors authorized the redemption of 118,572 shares of Series A Preferred Stock from Mr. Robinson at a predetermined redemption price of $3.50 per share. The stated value of the Series A Preferred Stock is $1.00 per share, which resulted in a redemption premium of $2.50 per share over the stated value (an aggregate of $296,430). Mr. Robinson tendered the shares of Series A Preferred Stock in payment of the aggregate exercise price of $415,000 for the exercise of 415,000 options to purchase common stock, and no cash was paid to Mr. Robinson.

     (n2) A 5% dividend on the Series A Preferred Stock, payable in cash or shares of common stock at the election of the Company, had been accrued for the period from September 30, 1999 (date of issuance) to June 30, 2003, and was paid in cash during the fiscal year end June 30, 2004, with $72,513 paid to William S. Robinson and $32,268 paid to William A. Ince. For the year ended June 30, 2004, $13,536 was accrued to Mr. Robinson and $5,491 was accrued to Mr. Ince, all of which was paid in cash during the fiscal year end June 30, 2005. For the year ended June 30, 2005, $2,640 was paid in cash to Mr. Robinson during the fiscal year and an additional $7,765 was accrued to Mr. Robinson at year end, and $1,373 was paid in cash to Mr. Ince during the fiscal year and an additional $3,961 was accrued to Mr. Ince at year end. For purposes of the chart, only amounts actually paid are included and are shown in the year in which payments were made.

     (n3) In January 2005, the Board of Directors authorized the redemption of an aggregate of 12,500 shares of Series A Preferred Stock (6,250 shares from William S. Robinson and 6,250 shares from William A. Ince) at a redemption price of $4.00 per share. The stated value of the Series A Preferred Stock is $1.00 per share, which resulted in a redemption premium of $3.00 per share over the stated value.

     (n4) During the fiscal year ended June 30, 2004, the Board of Directors authorized the payment of accrued interest on amounts since July 1, 2001 for loans made to the Company by officers and directors, at an average annual interest rate of 8%. A total of $15,000 was accrued to William S. Robinson and a total of $22,000 was accrued to William A. Ince at June 30, 2004, all of which was paid during the fiscal year end June 30, 2005. For purposes of the chart, the amounts are shown in the year in which payments were made.

(c)  Option/SAR Grants in Last Fiscal Year

     The information provided in the table below provides information with respect to individual grants of stock options for the year ended June 30, 2005 to each of the persons named in the Summary Compensation Table above. Integral did not grant any stock appreciation rights for the year ended June 30, 2005.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                    Individual Grants

            (a)                    (b)             (c)               (d)             (e)
                                               % of Total
                                              Options/SARS
                                Number of      Securities        Granted to
                               Underlying       Employees        Exercise or
                              Options/SARs      in Fiscal        Base Price       Expiration
           Name                Granted (#)      Year (n1)          ($/Sh)            Date
--------------------------  ---------------  ---------------  ---------------  -------------
William S. Robinson,
Chairman, CEO, Treasurer                -0-              -0-         N/A              N/A

William A. Ince, Director,
President, Secretary, CFO               -0-              -0-         N/A              N/A


     (n1) The percentage of total options granted in the fiscal year is based upon all options granted to eligible participants, which includes officers, directors, employees, consultants and advisors, under the Integral Technologies, Inc. 2001 Stock Plan and the Integral Technologies, Inc. 2003 Stock Plan during the year ended June 30, 2005.

(d) Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

     The information provided in the table below provides information with respect to each exercise of stock options during most recent fiscal year ended June 30, 2005 by the persons named in the Summary Compensation Table and the fiscal year end value of unexercised options.

           (a)                   (b)                    (c)                    (d)                  (e)
                                                                            Number of             Value of
                                                                     Securities Underlying       Unexercised
                                                                           Unexercised          In-the-Money
                                                                         Options/SARs at      Options/SARs at
                                Shares                 Value               FY-End (#)             FY-End($)
                             Acquired on             Realized             Exercisable/          Exercisable/
          Name               Exercise (#)             ($)(n1)             Unexercisable       Unexercisable(n1)
--------------------  ---------------------  ---------------------  ---------------------  ----------------------
William S. Robinson                     -0-             N/A                       -0-/-0-                 -0-/-0-
Director, Chairman,
CEO, Treasurer

William A. Ince                         -0-             N/A                   415,000/-0-  $              -0-/-0-
Director, President,
Secretary, CFO

     (n1) The aggregate dollar values in columns (c) and (e) are calculated by determining the difference between the fair market value of the common stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. The options held by Mr. Ince where out-of-the-money because the $1.00 per share exercise price was greater than the fair market value of the common stock ($.52 per share) on June 30, 2005.

(e)  Long-Term Incentive Plans ("LTIP") - Awards in Last Fiscal Year

     This table has been omitted, as no executive officers named in the Summary Compensation Table above received any awards pursuant to any LTIP during the fiscal year ended June 30, 2005.

(f)  Compensation  of  Directors

     No compensation was paid by Integral to its Directors for any service provided as a Director during the fiscal year ended June 30, 2005. There are no other formal or informal understandings or arrangements relating to compensation; however, Directors may be reimbursed for all reasonable expenses incurred by them in conducting Integral's business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.

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

(h)  Employee Benefit and Consulting Services Compensation Plans

     As  of  June  30,  2005,  Integral  had two Employee Benefit and Consulting
Services  Compensation  Plans  in  effect.

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


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED  STOCKHOLDER  MATTERS..
-------------------------------

A.   Common Stock

     The following table sets forth, as of September 15, 2005 the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral's common stock, each Officer and Director individually and all Directors and Officers of Integral as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

============================================  ================================  ====================
Name and Address of                           Amount and Nature of Beneficial
Beneficial Owner (1)                                  Ownership(1)(2)           Percent of Class (3)
--------------------------------------------  --------------------------------  --------------------
William S. Robinson (4)
#3 1070 West Pender St.
Vancouver, B.C.  V6E 2N7                                 2,373,533                     5.6%
--------------------------------------------  --------------------------------  --------------------
William A. Ince (5)
805 W. Orchard Dr., Suite #7                             2,128,833                     5.0%
Bellingham, WA  98225
--------------------------------------------  --------------------------------  --------------------
All officers and directors of Integral as a
group (2 persons)                                        4,502,366                     10.5%
============================================  ================================  ====================

(1) Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(2) Includes vested options beneficially owned but not yet exercised and outstanding, if any. The table does not include the effects of conversion by Mr. Robinson and Mr. Ince of their shares of Series A Convertible Preferred Stock ("Series A"), which are convertible into shares of common stock at a conversion rate that varies with the market price of the common stock at the time of conversion. The conversion rate is determined by dividing the number of shares of Series A being converted by the average of the high and low bid prices of Integral's common stock reported by the OTC Bulletin Board over the ten trading days preceding the date of conversion. Mr. Robinson owns 204,975 shares of Series A and Mr. Ince owns 103,563 shares of Series A. As of September 15, 2005, the conversion rate was $.33 per share, so Mr. Robinson's 204,975 shares of Series A were convertible into 621,136 shares of common stock, and Mr. Ince's 103,563 shares of Series A were convertible into 313,827 shares of common stock. The actual number of shares of common stock receivable by Messrs. Robinson and Ince upon conversion of the Series A would depend on the actual conversion rate in effect at the time of conversion.

(3) Based upon 42,439,149 shares issued and outstanding, plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(4) Mr. Robinson is an officer and director of Integral and each of its subsidiaries. Beneficial ownership figure includes an aggregate of 200,000 shares held in the names of his spouse and his three minor children.

(5) Mr. Ince is an officer and director of Integral and each of its subsidiaries. Beneficial ownership figure includes 415,000 shares underlying options.


B.   Series A Convertible Preferred Stock

     The following table sets forth, as of September 15, 2005, the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral's Series A Convertible Preferred Stock, each Officer and Director individually and all Directors and Officers of Integral as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

Name and Address of                                      Amount and Nature of
Beneficial Owner (1)                                     Beneficial Ownership(1)  Percent of Class (2)
=======================================================  =======================  ====================
William S. Robinson (3)                        -
#3 1070 West Pender St.
Vancouver, B.C.  V6E 2N7                                        204,975                  66.4%
-------------------------------------------------------  -----------------------  --------------------
William A. Ince (4)                                  -
805 W. Orchard Dr., Suite #3                                    103,563                  33.6%
Bellingham, WA  98225
-------------------------------------------------------  -----------------------  --------------------
All officers and directors of Integral as a
group (2 persons)                                               308,538                  100%
=======================================================  =======================  ====================

(1) Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(2) Based upon 308,538 Series A Convertible Preferred shares issued and outstanding.

(3) Mr. Robinson is an officer and director of Integral and each of its subsidiaries.

(4) Mr. Ince is an officer and director of Integral and each of its subsidiaries.

EQUITY COMPENSATION PLAN INFORMATION

     The following information concerning the Company's equity compensation plans is as of the end of the fiscal year ended June 30, 2005:

                           Number of securities to be         Weighted-average              Number of securities
                             issued upon exercise of     exercise price of options,    available for future issuance
                              outstanding options,           warrants and rights         under equity compensation
                               warrants and rights                                      plans (excluding securities
                                                                                         reflected in column (a))
Plan category                          (a)                           (b)                            (c)
-------------------------  ---------------------------  -----------------------------  ------------------------------
Equity compensation plans
approved by security
holders                                            N/A                            N/A                             N/A
-------------------------  ---------------------------  -----------------------------  ------------------------------
Equity compensation plans
not approved by security
holders                                      1,445,000  $                        0.94                       1,588,500
-------------------------  ---------------------------  -----------------------------  ------------------------------

Total                                        1,445,000  $                        0.94                       1,588,500
-------------------------  ---------------------------  -----------------------------  ------------------------------

     As  of  June  30,  2005,  Integral  had two Employee Benefit and Consulting
Services  Compensation  Plans  in  effect.

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


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
--------------------------------------------------------------

     During the last two fiscal years, the Company entered into the following transactions in with its officers and directors have a material interest:

(a) A 5% dividend on the Series A Preferred Stock, payable in cash or shares of common stock at the election of the Company, had been accrued for the period from September 30, 1999 (date of issuance) to June 30, 2003, and was paid in cash during the fiscal year end June 30, 2004, with $72,513 paid to William S. Robinson and $32,268 paid to William A. Ince. For the year ended June 30, 2004, $13,536 was accrued to Mr. Robinson and $5,491 was accrued to

Mr. Ince, all of which was paid in cash during the fiscal year end June 30, 2005. For the year ended June 30, 2005, $2,640 was paid in cash to Mr.
Robinson during the fiscal year and an additional $7,765 was accrued to Mr. Robinson at year end, and $1,373 was paid in cash to Mr. Ince during the fiscal year and an additional $3,961 was accrued to Mr. Ince at year end.

(b) In December 2003, the Board of Directors authorized the redemption of 118,572 shares of Series A Preferred Stock from William S. Robinson at a predetermined redemption price of $3.50 per share. The stated value of the Series A Preferred Stock is $1.00 per share, which resulted in a redemption premium of $2.50 per share over the stated value.

(c) During the fiscal year ended June 30, 2004, the Board of Directors authorized the payment of accrued interest on amounts since July 1, 2001 for loans made to the Company by officers and directors, at an average annual interest rate of 8%. A total of $15,000 was accrued to William S. Robinson and a total of $22,000 was accrued to William A. Ince at June 30, 2004, all of which was paid during the fiscal year end June 30, 2005.

(d) In January 2005, the Board of Directors authorized the redemption of an aggregate of 12,500 shares of Series A Preferred Stock (6,250 shares from William S. Robinson and 6,250 shares from William A. Ince) at a redemption price of $4.00 per share. The stated value of the Series A Preferred Stock is $1.00 per share, which resulted in a redemption premium of $3.00 per share over the stated value.

(e) On June 17, 2005, the Company provided a Grant of Option to Thomas Aisenbrey, the Company's General Manager, Vice President of Product Development and Chief Technology Officer. Pursuant to the Grant of Option, Mr. Aisebrey was granted an option to acquire 1,000,000 share of common stock of the Company at an exercise price of $.50 per share, exercisable in whole or in part at any time until June 30, 2010. The exercise price per share shall automatically be adjusted down to $.001 per share in the event of a "triggering event," which is defined as the termination of employment of Mr. Aisenbrey or a change in control of the Company. A change in control of the Company shall be deemed to have occurred if there is any sale, exchange or transfer of all or substantially all of the assets of the Company, or if there is any merger or share exchange involving the Company, which has the result of effecting a change in control of the business through a change in management and/or officers and directors of the Company.

The options and the underlying shares of common stock are subject to restrictions on transfer, as required by applicable federal and state securities laws. The option was not made under either of the Company's two existing equity compensation plans described above in item 11.


ITEM  13.  EXHIBITS
-------------------

Exhibit No.  Description
-----------  -----------

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

10.12        Integral Technologies, Inc. 2001 Stock Plan dated January 2, 2001, as amended December 17, 2001.
             (Incorporated by reference to Exhibit 10.12 of Integral's registration statement on Form S-8 (file no. 333-
             76058).)

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


10.18        Grant of Option dated June 17, 2005 between Integral and Thomas Aisenbrey. (Incorporated by reference to Exhibit 10.18 of Integral's Current Report Form 8-K dated June 17,2005 (filed June 23,
             2005).)

10.19        Agreement between the Company and The QuanStar Group, LLC dated June 20, 2005. (Incorporated by reference to Exhibit 10.18 of Integral's Current Report Form 8-K dated June 17,2005 (filed June 23,
             2005).)

14.1         Code of Ethics adopted September 20, 2004. (Incorporated by reference to Exhibit 14.1 of Integral's annual report on Form 10-KSB for the period ended June 30, 2004.)

21.4         List of Subsidiaries. (Incorporated by reference to Exhibit 21.4 of Integral's annual report on Form 10-
             KSB for the period ended June 30, 2004.)

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

31.2         Section 302 Certification by the Corporation's Chief Financial Officer.  (Filed herewith).

32.1         Section 906 Certification by the Corporation's Chief Executive Officer.  (Filed herewith).

32.2         Section 906 Certification by the Corporation's Chief Financial Officer.  (Filed herewith).

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
-------------------------------------------------

The Company's board of directors reviews and approves audit and permissible non-audit services performed by Pannell Kerr Forster, Vancouver, Canada ("PKF"), as well as the fees charged by PKF for such services. In its review of non-audit service fees and its appointment of PKF as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining PKF's independence. All of the services provided and fees charged by PKF in the fiscal year ended June 30, 2005 were pre-approved by the board of directors.

AUDIT FEES

The aggregate fees billed for professional services rendered by PKF for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for fiscal years ended June 30, 2005 and 2004 were $35,000 and $33,900, respectively.

AUDIT-RELATED  FEES

There were no other fees billed by PKF during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

TAX  FEES

The were no fees billed for professional services rendered by PKF for tax compliance services in fiscal years ended June 30, 2005 and 2005.

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

                                    INTEGRAL TECHNOLOGIES, INC


Dated:  October 12, 2005             /s/ William S. Robinson
                                    --------------------------------------------
                                    William S. Robinson, Chief Executive Officer

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

          Name                      Title                    Date
          ----                      -----                    ----

/s/ William S. Robinson            Director            October 12, 2005
-------------------------
William S. Robinson

/s/ William A. Ince                Director            October 12, 2005
-------------------------
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

10.12        Integral Technologies, Inc. 2001 Stock Plan dated January 2, 2001, as amended December 17, 2001.
             (Incorporated by reference to Exhibit 10.12 of Integral's registration statement on Form S-8 (file no. 333-
             76058).)

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

10.18        Grant of Option dated June 17, 2005 between Integral and Thomas Aisenbrey. (Incorporated by reference to Exhibit 10.18 of Integral's Current Report Form 8-K dated June 17,2005 (filed June 23,
             2005).)

10.19        Agreement between the Company and The QuanStar Group, LLC dated June 20, 2005. (Incorporated by reference to Exhibit 10.18 of Integral's Current Report Form 8-K dated June 17,2005 (filed June 23,
             2005).)

14.1         Code of Ethics adopted September 20, 2004. (Incorporated by reference to Exhibit 14.1 of Integral's annual report on Form 10-KSB for the period ended June 30, 2004.)

21.4         List of Subsidiaries. (Incorporated by reference to Exhibit 21.4 of Integral's annual report on Form 10-
             KSB for the period ended June 30, 2004.)

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