Form 10QSB
period 2005-09-30
INTEGRAL TECHNOLOGIES INC
filed 2005-11-14
CIK 1018281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005


[_]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT

        For the transition period from ________________ to ______________

                         Commission file number: 0-28353


                           INTEGRAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)


             NEVADA                                     98-0163519
-----------------------------------        -----------------------------------
   (State or other jurisdiction             (IRS Employer Identification No.)
 of incorporation or organization)

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

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                 Yes [_]  No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities
under  a  plan  confirmed  by  a  court.                       Yes  [_]  No  [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 8, 2005, THE ISSUER
                                              ----------------------------------
HAD  42,439,149  SHARES  OF  $.001  PAR  VALUE  COMMON  STOCK  OUTSTANDING.
 --------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):       Yes [_]  No [X]

                                      INDEX


                                                                                 PAGE
                                                                                 ----
PART 1 - FINANCIAL INFORMATION

Item 1..    Financial Statements

            INTEGRAL TECHNOLOGIES, INC.
            (A Development Stage Company)
            Consolidated Financial Statements
            September 30, 2005
            (U.S. Dollars)
            (Unaudited)

            Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . F-1

            Consolidated Statement of Operations . . . . . . . . . . . . . . . . F-2

            Consolidated Statement of Stockholders' Equity (Deficiency). . . . . F-3

            Consolidated Statement of Cash Flows . . . . . . . . . . . . . . . . F-4

            Notes to Consolidated Financial Statements . . . . . . . . . . . . . F-5


Item 2.     Management's Plan of Operation . . . . . . . . . . . . . . . . . . .   1

Item 3.     Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . .   3

PART 2 - OTHER INFORMATION

Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .   4

Item 2.     Changes in Securities and Use of Proceeds. . . . . . . . . . . . . .   4

Item 3.     Defaults upon Senior Securities. . . . . . . . . . . . . . . . . . .   4

Item 4.     Submission of Matters to a Vote of Security Holders. . . . . . . . .   4

Item 5.     Other Information. . . . . . . . . . . . . . . . . . . . . . . . . .   4

Item 6.     Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  BALANCE  SHEET
(UNAUDITED)
(US  DOLLARS)

================================================================================================
                                                                      SEPTEMBER        JUNE
                                                                         30,            30,
                                                                        2005           2005
================================================================================================
ASSETS

CURRENT
  Cash                                                              $  1,465,020   $  1,791,442
  Prepaid expenses                                                       218,114        272,142
------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                $  1,683,134   $  2,063,584
PROPERTY AND EQUIPMENT                                                     2,461          8,219
------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                        $  1,685,595   $  2,071,803
================================================================================================


LIABILITIES

CURRENT
  Accounts payable and accruals                                     $    656,512        581,325
------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                656,512        581,325
------------------------------------------------------------------------------------------------

SHAREHOLDER'S EQUITY (DEFICIT)
Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
  20,000,000  Shares authorized
      308,538  (June 30, 2005 - 308,538) issued and outstanding          308,538        308,538
Common Stock and Paid-in Capital in Excess of $0.001 Par Value
  50,000,000  Shares authorized
  42,439,149  (June 30, 2005 - 42,439,149) issued and outstanding     20,522,085     20,522,085
PROMISSORY NOTES RECEIVABLE                                              (66,500)       (66,500)
OTHER COMPREHENSIVE INCOME                                                46,267         46,267
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                     (19,781,307)   (19,319,912)
------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                             1,029,083      1,490,478
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $  1,685,595   $  2,071,803
================================================================================================

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(US DOLLARS)

========================================================================================
                                                                           PERIOD FROM
                                                                           FEBRUARY 12,
                                                                               1996
                                                  THREE MONTHS ENDED      (INCEPTION) TO
                                                     SEPTEMBER 30,         SEPTEMBER 30,
                                                  2005          2004           2005
========================================================================================
REVENUE                                       $         0   $         0   $      249,308
COST OF SALES                                           0             0          216,016
----------------------------------------------------------------------------------------
                                                        0             0           33,292
----------------------------------------------------------------------------------------
OTHER INCOME                                            0             0          658,305
----------------------------------------------------------------------------------------
                                                                                 691,597

EXPENSES
  Legal and accounting                             78,663       168,871        3,131,811
  Salaries and benefits                           124,840       126,637        4,655,241
  Consulting                                      184,100        77,514        3,222,684
  Travel and entertainment                         20,176        29,166        1,004,045
  General and administrative                       28,489        24,874          812,840
  Telephone                                         6,149         8,757          331,136
  Rent                                              9,186         7,232          329,251
  Bank charges and interest, net                      177           189          172,670
  Advertising                                           0             0          294,755
  Research and development                              0             0          847,459
  Settlement of lawsuit                                 0             0           45,250
  Remuneration pursuant to proprietary,
    non-competition agreement                           0             0          711,000
  Financing fees                                        0             0          129,542
  Write-off of investments                              0             0        1,250,000
  Interest on beneficial conversion feature             0             0          566,456
  Write-down of license and operating assets            0             0        1,855,619
  Bad debts                                             0             0           52,613
  Amortization                                      5,758         5,758          321,925
----------------------------------------------------------------------------------------
                                                  457,538       448,998       19,734,297
----------------------------------------------------------------------------------------
NET LOSS FOR PERIOD                           $   457,538   $   448,998   $   19,042,700
========================================================================================
NET LOSS PER COMMON SHARE                     $     (0.01)  $     (0.01)
========================================================================================
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                           42,439,149    40,195,538
========================================================================================

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(US DOLLARS)

===============================================================================================================================
                                                 COMMON                  PREFERRED
                                                STOCK AND                STOCK AND                                   DEFICIT
                                   SHARES OF     PAID-IN    SHARES OF     PAID-IN                                  ACCUMULATED
                                     COMMON      CAPITAL    PREFERRED     CAPITAL     PROMISSORY       OTHER       DURING THE
                                     STOCK      IN EXCESS     STOCK      IN EXCESS      NOTES      COMPREHENSIVE   DEVELOPMENT
                                     ISSUED      OF PAR       ISSUED      OF PAR      RECEIVABLE      INCOME          STAGE
===============================================================================================================================
BALANCE, JUNE 30, 2004             40,181,849  $20,197,085    321,038   $  321,038   $   (66,500)         46,267   (17,454,408)
SHARES ISSUED FOR
  Settlement of debt                   44,000       55,000          0            0             0               0             0
    Cashless exercise of warrants   1,713,300            0          0            0             0               0
    For services                      500,000      270,000          0            0             0               0             0
  Redemption of preferred shares            0            0    (12,500)     (12,500)            0               0       (37,500)
  Dividends on preferred shares             0            0          0            0             0               0       (15,739)
  Net loss for year                         0            0          0            0             0               0    (1,812,265)
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2005             42,439,149   20,522,085    308,538      308,538        66,500          46,267   (19,319,912)
  Dividends on preferred shares             0            0          0            0             0               0        (3,857)
  Net loss for the period                   0            0          0            0             0               0      (457,538)
-------------------------------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2005        42,439,149   20,522,085    308,538   $  308,538   $   (66,500)         46,267  $(19,781,307)
===============================================================================================================================

==================================================
                                        TOTAL
                                    STOCKHOLDERS'
                                       EQUITY
==================================================
BALANCE, JUNE 30, 2004             $    3,043,482
SHARES ISSUED FOR
  Settlement of debt                       55,000
    Cashless exercise of warrants
    For services
  Redemption of preferred shares          (50,000)
  Dividends on preferred shares           (15,739)
  Net loss for year                    (1,812,265)
--------------------------------------------------

BALANCE, JUNE 30, 2005                  1,490,478
  Dividends on preferred shares            (3,857)
  Net loss for the period                (457,538)
--------------------------------------------------

BALANCE, SEPTEMBER 30, 2005        $    1,029,083
==================================================

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(US DOLLARS)

=================================================================================================================
                                                                                                   PERIOD FROM
                                                                                                   FEBRUARY 12,
                                                                                                      1996
                                                                        THREE MONTHS ENDED       (INCEPTION) TO
                                                                             SEPTEMBER 30,        SEPTEMBER 30,
                                                                         2005          2004           2005
=================================================================================================================
OPERATING ACTIVITIES
  Net loss                                                           $  (457,538)  $  (448,998)  $  (18,991,071)
  Items not involving cash
    Write-down of investment                                                   0             0        1,250,000
    Proprietary, non-competition agreement                                     0             0          711,000
    Amortization                                                           5,758         5,758          347,480
    Other income                                                               0             0         (658,305)
    Consulting services and financing fees                                67,500             0        1,032,273
    Stock option compensation                                                  0             0        1,133,483
    Interest on beneficial conversion feature                                  0             0          566,456
    Settlement of lawsuit                                                      0             0           60,250
    Write-down of license and operating assets                                 0             0        1,853,542
    Bad debts                                                                  0             0           77,712
CHANGES IN NON-CASH WORKING CAPITAL
  Due from affiliated company                                                  0             0         (116,000)
  Notes and account receivable                                                 0             0         (109,213)
  Inventory                                                                    0             0          (46,842)
  Prepaid expenses                                                       (13,472)            0          (23,114)
  Other                                                                        0             0           (2,609)
  Accounts payable and accruals                                           71,330      (103,569)         920,307
----------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                       (326,422)     (546,809)     (11,994,651)
----------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchase of property, equipment and intangible assets                        0             0         (200,935)
  Assets acquired and liabilities assumed on purchase of subsidiary            0             0         (129,474)
  Investment purchase                                                          0             0       (2,000,000)
  License agreement                                                            0             0         (124,835)
----------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                      (2,455,244)
----------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Share redemption                                                             0             0          (50,000)
  Repayments to stockholders                                                   0             0         (139,046)
  Issuance of common stock                                                     0             0       14,380,165
  Advances from stockholders, net of repayments                                0             0        1,078,284
  Share issue cost                                                             0             0         (227,420)
  Subscriptions received                                                       0             0          226,665
  Proceeds from convertible debentures                                         0             0          600,000
----------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                          0             0       15,868,648
----------------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                                 0             0           46,267
----------------------------------------------------------------------------------------------------------------
INFLOW (OUTFLOW) OF CASH                                                 326,422      (546,809)       1,465,020
CASH, BEGINNING OF PERIOD                                              1,791,442     3,905,773                0
----------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                  $ 1,465,020   $ 3,358,964   $    1,465,020
=================================================================================================================

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
THREE  MONTHS  ENDED  SEPTEMBER  30,  2005
(UNAUDITED)
(US  DOLLARS)

================================================================================

1.   BASIS  OF  PRESENTATION

     These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's June 30, 2005 Form 10-KSB.

     In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 2005 and June 30, 2005 and the consolidated results of operations and the consolidated statements of cash flows for the three months ended September 30, 2004 and 2005. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   STOCKHOLDERS'  EQUITY

     During the period ended September 30, 2005, the Company extended the expiry date of 775,000 options. In accordance with FIN 44, this results in a new measurement of compensation cost. Since both the fair value as well as the intrinsic value at the new measurement date resulted in a value lower than the original amount recorded, no additional compensation expense is required.

ITEM 2.  PLAN OF OPERATION.

     Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a development stage company in a highly competitive market, and access to sources of capital.

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

     To date we have recorded nominal revenues from the sales of prototypes. We are still considered a development stage company for accounting purposes. From inception on February 12, 1996 through September 30, 2005, we have accrued an accumulated deficit of approximately $19.8 million.

     For the three month period ended September 30, 2005, cash has decreased by $326,422, from $1,791,442 on June 30, 2005, to $1,465,020 on September 30, 2005.

     Our net loss for the quarter ended September 30, 2005 was $457,538, compared to a net loss of $448,998 in the corresponding period of the prior fiscal year, an increase of $8,540. While the loss for the period did not differ greatly, legal fees were down substantially ($78,663 compared to $168,871, a decrease of $90,208) because we are no longer involved in litigation and we have reduced the filing of new patent applications. Offsetting this reduction in legal fees was an increase in consulting fees ($184,100 compared to $77,514, a $106,586 increase), primarily due to the engagement of The QuanStar Group LLC ("QuanStar") in June 2005 (described below).

     The primary expenses during the quarter were salaries and benefits ($124,840) and consulting fees ($184,000). Consulting fees consist primarily of: $45,000 cash paid to QuanStar; a $67,500 non-cash expense for shares previously issued to QuanStar (described below); and $30,000 cash paid to The Investor Relations Group, Inc.

     As further described in our annual report on Form 10-KSB for the year ended June 30, 2005, in June 2005 we engaged QuanStar as an advisor to render strategic and consulting services to us, primarily in connection with the expected high growth worldwide commercialization of our ElectriPlast technology. Pursuant to our agreement, during the quarter we paid to QuanStar a monthly retainer of $15,000. We had also issued 500,000 shares of restricted common stock (a non-cash expense) to QuanStar in June 2005. The shares were recorded at a value of $270,000 (representing the market value of the shares on the date of issuance) and are being expensed over a 12 month period at a rate of $22,500 per month, with $7,500 being expensed in fiscal 2005. During the quarter ended September 30, 2005, $67,500 (of the $270,000) was expensed. At September 30, 2005, $195,000 (of the $270,000) is included in Prepaid Expenses.

     At September 30, 2005, current liabilities included $656,512 of accounts payable and accruals, with payables for legal fees (including associated filing fees) related to patent filings accounting for approximately $500,000 of the total.

     Presently, we are focusing all of our resources on the researching, developing and commercializing of our PlasTenna and ElectriPlast technologies.

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

     We have filed approximately 80 patent applications in the U.S. for a variety of applications of ElectriPlast such as; antennas, shielding, lighting circuitry, switch actuators, resistors, medical devices and cable connectors. Our business strategy is to focus on leveraging our intellectual property and our strengths in product design and material innovation. We are focusing our marketing efforts on securing licensing agreements for applications of our PlasTenna and ElectriPlast technologies with manufacturers of products which would benefit from the incorporation of any of the PlasTenna or ElectriPlast applications.

     We are not in the manufacturing business and do not expect to make any capital purchases of a manufacturing plant or significant equipment in the next twelve months. If necessary, we will rely on contract manufacturers to produce products.

     Provided that we continue to have adequate funds available, we anticipate spending approximately $250,000 over the next twelve months on ongoing research and development (primarily salaries and consulting fees) of the different applications and uses of our technologies.

     During  the  next  twelve  months,  we  do not anticipate increasing staff.

     As of September 30, 2005, we had $1,465,020 in cash on hand. Although our cash needs for the last two fiscal years has averaged approximately $2 million per year, management expects a notable reduction in legal fees over the next 12 months due to the settlement of a lawsuit during the last fiscal year and an anticipated significant decrease in patent filings in the foreseeable future, and therefore believes that there is adequate cash on hand to fund operations over the next twelve months.

ITEM 3.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period covered by this report (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and
(ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. During the fiscal quarter to which this report relates, there were no changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to deficiencies and material weaknesses.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.  None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.  None.

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


                               INTEGRAL TECHNOLOGIES, INC.


                               By:  /s/ William S. Robinson
                                   ---------------------------------------------
                                    William S. Robinson, Chief Executive Officer

                               By:  /s/ William A. Ince
                                   ---------------------------------------------
                                    William A. Ince, Chief Financial Officer and
                                    Principal Accounting Officer

Date:  November 14, 2005

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