Form 10QSB
period 2005-12-31
INTEGRAL TECHNOLOGIES INC
filed 2006-02-14
CIK 1018281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2005

     [ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF THE EXCHANGE ACT
             For the transition period from to
                                               --------    --------
                        Commission file number: 0-28353

                           INTEGRAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
         (Exact name of small business issuer as specified in it charter)

               NEVADA                                   98-0163519
-------------------------------------      ------------------------------------
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

Indicate by check mark whether the issuer is a shell company (as defined in Rule
12b-2  of  the  Exchange  Act).                                   Yes [ ] No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities
under a plan confirmed by a court.                                Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF FEBRUARY 8, 2006, THE ISSUER
                                              ----------------------------------
HAD 42,439,149  SHARES  OF  $.001  PAR  VALUE  COMMON  STOCK  OUTSTANDING.
--------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):        Yes [ ] No [X]

                                      INDEX

                                                                      PAGE
                                                                      ----
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         INTEGRAL TECHNOLOGIES, INC.
         (A Development Stage Company)
         Consolidated Financial Statements
         December 31, 2005
         (U.S. Dollars)
         (Unaudited)

         Consolidated Balance Sheets. . . . . . . . . . . . . . . . . .F-1

         Consolidated Statement of Operations . . . . . . . . . . . . .F-2

         Consolidated Statement of Stockholders' Equity (Deficiency). .F-3

         Consolidated Statement of Cash Flows . . . . . . . . . . . . .F-4

         Notes to Consolidated Financial Statements . . . . . . . . . .F-5


Item 2.  Management's Plan of Operation . . . . . . . . . . . . . . . . .1

Item 3.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . .3

PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .4

Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . .4

Item 3.  Defaults upon Senior Securities. . . . . . . . . . . . . . . . .4

Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . .4

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . .4

Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .5

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(UNAUDITED)
(US DOLLARS)

================================================================================================
                                                                    DECEMBER 31,     JUNE 30,
                                                                        2005           2005
------------------------------------------------------------------------------------------------


ASSETS

CURRENT
  Cash                                                             $     964,804   $  1,791,442
  Prepaid expenses                                                       150,143        272,142
------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                   1,114,947      2,063,584
PROPERTY AND EQUIPMENT                                                         0          8,219
------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                       $   1,114,947   $  2,071,803
================================================================================================


LIABILITIES

CURRENT
  Accounts payable and accruals                                    $     478,841   $    581,325
------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                478,841        581,325
------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
  20,000,000  Shares authorized
    308,538  (June 30, 2005 - 308,538) issued and outstanding            308,538        308,538
Common Stock and Paid-in Capital in Excess of $0.001 Par Value
  50,000,000  Shares authorized
  42,439,149  (June 30, 2005 - 42,439,149) issued and outstanding     20,522,085     20,522,085
PROMISSORY NOTES RECEIVABLE                                              (66,500)       (66,500)
OTHER COMPREHENSIVE INCOME                                                46,267         46,267
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                     (20,174,284)   (19,319,912)
------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                               636,106      1,490,478
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $   1,114,947   $  2,071,803
================================================================================================


See notes to financial statements.    F-1

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(US DOLLARS)

==================================================================================================
                                                                                      PERIOD FROM
                                                                                     FEBRUARY 12,
                                THREE MONTHS ENDED          SIX MONTHS ENDED            1996
                                    DECEMBER 31,               DECEMBER 31,         (INCEPTION) TO
                            --------------------------  --------------------------   DECEMBER 31,
                                2005          2004          2005          2004           2005
--------------------------------------------------------------------------------------------------
REVENUE                     $         0   $         0   $         0   $         0   $     249,308
COST OF SALES                         0             0             0             0         216,016
--------------------------------------------------------------------------------------------------
                                      0             0             0             0          33,292
OTHER INCOME                      2,096        33,969         2,096        33,969         660,401
--------------------------------------------------------------------------------------------------
                                  2,096        33,969         2,096        33,969         693,693
--------------------------------------------------------------------------------------------------
EXPENSES
  Legal and accounting            5,903       217,323        84,566       386,194       3,137,714
  Salaries and benefits         122,528       120,156       247,368       250,899       4,777,769
  Consulting                    176,058        58,948       360,158       136,462       3,398,742
  General and
  Administrative                 42,939        49,981        71,428        74,855         855,779
  Travel and entertainment       22,485        27,613        42,661        56,779       1,026,530
  Bank charges and
    interest, net                   285         7,406           462         7,595         172,955
  Rent                            9,186         7,212        18,372        14,444         338,437
  Telephone                       9,372         4,195        15,521        12,952         340,508
  Advertising                         0             0             0             0         294,755
  Research and
  Development                         0             0             0             0         847,459
  Settlement of lawsuit               0             0             0             0          45,250
  Remuneration pursuant
    to proprietary, non-
    competition agreement             0             0             0             0         711,000
  Financing fees                      0             0             0             0         129,542
  Write-off of investments            0             0             0             0       1,250,000
  Interest on beneficial
    conversion feature                0             0             0             0         566,456
  Write-down of license
    and operating assets              0             0             0             0       1,855,619
  Bad debts                           0             0             0             0          52,613
  Amortization                    2,461         5,750         8,219        11,508         324,386
--------------------------------------------------------------------------------------------------
                                391,217       498,584       848,755       951,688      20,125,514
--------------------------------------------------------------------------------------------------
  NET LOSS FOR PERIOD       $  (389,121)  $  (464,615)  $  (846,659)  $  (917,719)  $ (19,431,821)
==================================================================================================
  NET LOSS PER COMMON
    SHARE                   $     (0.01)  $     (0.01)  $     (0.02)  $     (0.02)
==================================================================================================
  WEIGHTED AVERAGE
    NUMBER OF COMMON
    SHARES OUTSTANDING       42,439,149    40,225,849    42,439,149    40,210,545
==================================================================================================


See notes to financial statements.    F-2

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(US DOLLARS)

==================================================================================================================================
                                        COMMON                  PREFERRED
                                       STOCK AND                STOCK AND                              DEFICIT
                          SHARES OF     PAID-IN    SHARES OF     PAID-IN                   OTHER     ACCUMULATED
                            COMMON      CAPITAL    PREFERRED     CAPITAL     PROMISSORY   COMPRE-    DURING THE         TOTAL
                            STOCK      IN EXCESS     STOCK      IN EXCESS      NOTES      HENSIVE    DEVELOPMENT    STOCKHOLDERS'
                            ISSUED      OF PAR       ISSUED      OF PAR      RECEIVABLE    INCOME       STAGE          EQUITY
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2004    40,181,849  $20,197,085    321,038   $  321,038   $   (66,500)  $ 46,267  $(17,454,408)  $    3,043,482
SHARES ISSUED FOR
 Settlement of debt           44,000       55,000          0            0             0          0             0           55,000
  Cashless exercise of
   warrants                1,713,300            0          0            0             0          0             0                0
  For services               500,000      270,000          0            0             0          0             0          270,000
 Redemption of preferred
  shares                           0            0    (12,500)     (12,500)            0          0       (37,500)         (50,000)
 Dividends on preferred
  shares                           0            0          0            0             0          0       (15,739)         (15,739)
 Net loss for year                 0            0          0            0             0          0    (1,812,265)      (1,812,265)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2005    42,439,149   20,522,085    308,538      308,538       (66,500)    46,267   (19,319,912)       1,490,478
 Dividends on preferred
  shares                           0            0          0            0             0          0        (7,713)          (7,713)
 Net loss for period               0            0          0            0             0          0      (846,659)        (846,659)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31,
 2005                     42,439,149  $20,522,085    308,538   $  308,538   $   (66,500)  $ 46,267  $(20,174,284)  $      636,106
==================================================================================================================================


See notes to financial statements.    F-3

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(US DOLLARS)

==============================================================================================================
                                                                                                 PERIOD FROM
                                                                                                 FEBRUARY 12,
                                                                          SIX MONTHS ENDED           1996
                                                                            DECEMBER 31,        (INCEPTION) TO
                                                                     -------------------------   DECEMBER 31,
                                                                        2005          2004           2005
--------------------------------------------------------------------------------------------------------------

Operating Activities
  Net loss                                                           $ (846,659)  $  (917,719)  $ (19,431,821)
  Items not involving cash
    Write-down of investment                                                  0             0       1,250,000
    Proprietary, non-competition agreement                                    0             0         711,000
    Amortization                                                          8,219        11,508         349,941
    Write-off of accounts payable                                             0       (33,969)       (658,305)
    Other income                                                              0             0               0
    Consulting services and financing fees                              135,000             0       1,099,773
    Stock option compensation                                                 0             0       1,133,483
    Interest on beneficial conversion feature                                 0             0         566,456
    Settlement of lawsuit                                                     0             0          60,250
    Write-down of license and operating assets                                0             0       1,853,542
    Bad debts                                                                 0             0          77,712
CHANGES IN NON-CASH WORKING CAPITAL
  Due from affiliated company                                                 0             0        (116,000)
  Notes and account receivable                                                0             0        (109,213)
  Inventory                                                                   0             0         (46,842)
  Prepaid expenses                                                      (13,001)        3,326         (22,643)
  Other                                                                       0             0          (2,609)
  Accounts payable and accruals                                        (110,197)     (147,012)        790,409
--------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                      (826,638)   (1,083,866)    (12,494,867)
--------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchase of property, equipment and intangible assets                       0             0        (200,935)
  Assets acquired and liabilities assumed on purchase of subsidiary           0             0        (129,474)
  Investment purchase                                                         0             0      (2,000,000)
  License agreement                                                           0             0        (124,835)
--------------------------------------------------------------------------------------------------------------
CASH USED IN INVESTING ACTIVITIES                                             0             0      (2,455,244)
--------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Share redemption                                                            0             0         (50,000)
  Repayments to stockholders                                                  0             0        (139,046)
  Issuance of common stock                                                    0             0      14,380,165
  Advances from stockholders, net of repayments                               0             0       1,078,284
  Share issue cost                                                            0             0        (227,420)
  Subscriptions received                                                      0             0         226,665
  Proceeds from convertible debentures                                        0             0         600,000
--------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                         0             0      15,868,648
--------------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                                0             0          46,267
--------------------------------------------------------------------------------------------------------------
INFLOW (OUTFLOW) OF CASH                                               (826,638)   (1,083,866)        964,804
CASH, BEGINNING OF PERIOD                                             1,791,442     3,905,773               -
--------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                  $  964,804   $ 2,821,907   $     964,804
==============================================================================================================


See notes to financial statements.    F-4

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED DECEMBER 31, 2005
(UNAUDITED)
(US  DOLLARS)

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

     In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at December 31, 2005 and June 30, 2005 and the consolidated results of operations and the consolidated statements of cash flows for the three and six months ended December 31, 2005 and 2004. The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   STOCKHOLDERS'  EQUITY

     During the period ended December 31, 2005, the Company extended the expiry date of 775,000 options. In accordance with FIN 44, this results in a new measurement of compensation cost. Since both the fair value as well as the intrinsic value at the new measurement date resulted in a value lower than the original amount recorded, no additional compensation expense is required.

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

     To date we have recorded nominal revenues from the sales of prototypes. We are still considered a development stage company for accounting purposes. From inception on February 12, 1996 through December 31, 2005, we have accrued an accumulated deficit of approximately $20.2 million.

     For the six month period ended December 31, 2005, cash has decreased by $826,638, from $1,791,442 on June 30, 2005, to $964,804 on December 31, 2005.

     Our net loss for the quarter ended December 31, 2005 was $389,121, compared to a net loss of $464,615 in the corresponding period of the prior fiscal year, a decrease of $75,494. Comparing the quarter ended December 31, 2005 to the corresponding period of the prior fiscal year, legal fees were down substantially ($400 compared to $208,913, a decrease of $208,513) because we are no longer involved in litigation and we have reduced the filing of new patent applications. Offsetting this reduction in legal fees was an increase in consulting fees ($176,058 compared to $58,948, an increase of $117,110), primarily due to the engagement of The QuanStar Group LLC ("QuanStar") in June 2005 (described below).

     The primary expenses during the quarter were salaries and benefits ($122,528) and consulting fees ($176,058). Consulting fees consist primarily of: $45,000 cash paid to QuanStar; a $67,500 non-cash expense for shares previously issued to QuanStar (described below); and $30,000 cash paid to The Investor Relations Group, Inc.

     As further described in our annual report on Form 10-KSB for the year ended June 30, 2005, in June 2005 we engaged QuanStar as an advisor to render strategic and consulting services to us, primarily in connection with the expected high growth worldwide commercialization of our ElectriPlast technology. Pursuant to our agreement, during the quarter we paid to QuanStar a monthly retainer of $15,000. We had also issued 500,000 shares of restricted common stock (a non-cash expense) to QuanStar in June 2005. The shares were recorded at a value of $270,000 (representing the market value of the shares on the date of issuance) and are being expensed over a 12 month period at a rate of $22,500 per month, with $7,500 being expensed in fiscal 2005. During the quarter ended December 31, 2005, $67,500 (of the $270,000) was expensed. At December 31,
2005,  $127,500  (of  the  $270,000)  is  included  in  Prepaid  Expenses.

     At December 31, 2005, current liabilities included $478,841 of accounts payable and accruals, with payables for legal fees (including associated filing fees) related to patent filings accounting for approximately $375,000 of the total.

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

     We have filed approximately 90 patent applications in the U.S. for a variety of applications of ElectriPlast such as; antennas, shielding, lighting circuitry, switch actuators, resistors, medical devices and cable connectors. Our business strategy is to focus on leveraging our intellectual property and our strengths in product design and material innovation. We are focusing our marketing efforts on securing licensing agreements for applications of our PlasTenna and ElectriPlast technologies with manufacturers of products which would benefit from the incorporation of any of the PlasTenna or ElectriPlast applications.

     We are not in the manufacturing business and do not expect to make any capital purchases of a manufacturing plant or significant equipment in the next twelve months. If necessary, we will rely on contract manufacturers to produce products.

     Provided that we have adequate funds available, we anticipate spending approximately $250,000 over the next twelve months on ongoing research and development (primarily salaries and consulting fees) of the different applications and uses of our technologies.

     During  the  next  twelve  months,  we  do not anticipate increasing staff.

     As of December 31, 2005, we had $964,804 in cash on hand. Although our cash needs for the last two fiscal years has averaged approximately $2 million per year, management expects a notable reduction in legal fees over the next 12 months due to the settlement of a lawsuit during the last fiscal year and an anticipated significant decrease in patent filings in the foreseeable future. Management currently estimates our cash needs to be approximately $1.4 million over the next 12 months, unless additional cost-cutting measures are taken. Without considering the possibilities of increasing cash on hand in future periods from revenues or financing activities, management has assessed our projected cash needs and determined that there is adequate cash on hand to fund operations over the next six to nine months. While management reasonably expects to generate revenues before the end of the current fiscal year, no assurances can be given that cashflow from any revenues will be adequate to fund our ongoing operations. If we do not earn adequate revenues to sufficiently fund operations, we will need to attempt to raise additional funds through the sale of debt or equity securities. There can be no assurance, however, that market conditions will permit us to raise sufficient funds or that additional financing will be available when needed or on terms acceptable to us.

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


                               INTEGRAL TECHNOLOGIES, INC.


                               By:  /s/ William S. Robinson
                                    --------------------------------------------
                                    William S. Robinson, Chief Executive Officer

                               By:  /s/ William A. Ince
                                    --------------------------------------------
                                    William A. Ince, Chief Financial Officer and
                                    Principal Accounting Officer

Date:  February  14,  2006

                                                 EXHIBIT INDEX


Exhibit No.  Description
-----------  -----------

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