Form 10QSB
period 2006-03-31
INTEGRAL TECHNOLOGIES INC
filed 2006-05-12
CIK 1018281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                            For the quarterly period ended March 31, 2006

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For  the  transition  period  from  ________________ to ______________
                              Commission  file  number:  0-28353

                           INTEGRAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
         (Exact name of small business issuer as specified in it charter)

               NEVADA                                    98-0163519
-------------------------------------       ------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 8, 2006, THE ISSUER HAD
                                               ---------------------------------
42,524,264  SHARES  OF  $.001  PAR  VALUE  COMMON  STOCK  OUTSTANDING.
  --------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):      Yes [ ]   No [X]

                                      INDEX


                                                                      PAGE
                                                                      ----
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         INTEGRAL TECHNOLOGIES, INC.
         (A Development Stage Company)
         Consolidated Financial Statements
         March 31, 2006
         (U.S. Dollars)
         (Unaudited)

         Consolidated Balance Sheets . . . . . . . . . . . . . . . .   F-1

         Consolidated Statement of Operations. . . . . . . . . . . .   F-2

         Consolidated Statement of Stockholders' Equity (Deficiency)   F-3

         Consolidated Statement of Cash Flows. . . . . . . . . . . .   F-4

         Notes to Consolidated Financial Statements. . . . . . . . .   F-5

Item 2.  Management's Plan of Operation. . . . . . . . . . . . . . .     1

Item 3.  Controls and Procedures . . . . . . . . . . . . . . . . . .     3

PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .     4

Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . .     4

Item 3.  Defaults upon Senior Securities . . . . . . . . . . . . . .     4

Item 4.  Submission of Matters to a Vote of Security Holders . . . .     4

Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . .     4

Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . .     4

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     6

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(US DOLLARS)

================================================================================================
                                                                      MARCH 31,      JUNE 30,
                                                                        2006           2005
================================================================================================
Assets

CURRENT
  Cash                                                              $    591,077   $  1,791,442
  Prepaid expenses                                                        78,114        272,142
------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                     669,191      2,063,584
PROPERTY AND EQUIPMENT                                                         0          8,219
------------------------------------------------------------------------------------------------

                                                                    $    669,191   $  2,071,803
================================================================================================

LIABILITIES

CURRENT
  Accounts payable and accruals                                     $    464,338   $    581,325
------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                464,338        581,325
------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY

PREFERRED STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  20,000,000  Shares authorized
      308,538 (June 30, 2005 - 308,538) issued and outstanding           308,538        308,538
COMMON STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  150,000,000  Shares authorized
    42,524,264 (June 30, 2005 - 42,439,149) issued and outstanding    20,554,085     20,522,085
PROMISSORY NOTES RECEIVABLE                                              (66,500)       (66,500)
OTHER COMPREHENSIVE INCOME                                                46,267         46,267
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                     (20,637,537)   (19,319,912)
------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                               204,853      1,490,478
------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $    669,191   $  2,071,803
================================================================================================

See notes to consolidated financial statements

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(US DOLLARS)

=================================================================================================================
                                                                                                    PERIOD FROM
                                                                                                    FEBRUARY 12,
                                                                                                        1996
                                          THREE MONTHS                      NINE MONTHS            (INCEPTION) TO
                                         ENDED MARCH 31,                  ENDED MARCH 31,             MARCH 31,
                                      2006            2005             2006            2005             2006
-----------------------------------------------------------------------------------------------------------------
REVENUES                                      0  $            0                0  $            0   $      249,308
COST OF SALES                                 0               0                0               0          216,016
-----------------------------------------------------------------------------------------------------------------
                                              0               0                0               0           33,292
OTHER INCOME                                  0          33,969            2,095          33,969          660,400
LICENSE FEE (note 2)                          1               0                1               0                1
-----------------------------------------------------------------------------------------------------------------
                                              1          33,969            2,096          33,969          693,693
-----------------------------------------------------------------------------------------------------------------


EXPENSES
  Consulting                            159,997          77,468          520,155         213,930        3,558,739
  Salaries and benefits                 136,149         176,637          383,523         427,536        4,913,924
  Legal and accounting                   88,211         142,923          172,777         529,117        3,225,925
  Travel and entertainment               13,504          26,866           56,165          83,645        1,040,034
  General and administrative             35,787          36,323          107,215         111,178          891,566
  Rent                                    9,459           9,186           27,831          23,630          347,896
  Telephone                              13,651           8,088           29,172          21,040          354,159
  Advertising                             2,261           5,000            2,261           5,000          297,016
  Bank charges and
    interest, net                           372             489              833           8,084          173,326
Research and development                      0        (397,296)               0        (397,296)         847,459
Interest on beneficial
  conversion rate                             0               0                                0          566,456
Write-down of license and
  operating assets                            0               0                0               0        1,855,619
Bad debts                                     0               0                0               0           52,613
Remuneration pursuant to
  proprietary, non-competition                0               0                0               0                0
  Agreement                                   0               0                0               0          711,000
Financing fees                                0               0                0               0          129,542
Settlement of lawsuit                         0               0                0               0           45,250
Write-off of investments                      0               0                0               0        1,250,000
Depreciation and amortization                 0           5,767            8,219          17,275          324,386
-----------------------------------------------------------------------------------------------------------------
                                        459,391          91,451        1,308,151       1,043,139       20,584,899
-----------------------------------------------------------------------------------------------------------------
NET LOSS FOR PERIOD              $      459,390  $       57,482   $    1,306,055  $    1,009,170   $   19,891,217
-----------------------------------------------------------------------------------------------------------------
NET LOSS PER COMMON SHARE        $         0.01  $         0.00   $         0.03  $         0.03
-----------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING          42,441,986      40,225,849       42,440,081      40,215,572
=================================================================================================================

See notes to consolidated financial statements

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
(US DOLLARS)

==================================================================================================================================
                                           COMMON                  PREFERRED
                                          STOCK AND                STOCK AND                              DEFICIT
                             SHARES OF     PAID-IN    SHARES OF     PAID-IN                   OTHER     ACCUMULATED      TOTAL
                               COMMON      CAPITAL    PREFERRED     CAPITAL     PROMISSORY   COMPRE-    DURING THE       STOCK-
                               STOCK      IN EXCESS     STOCK      IN EXCESS      NOTES      HENSIVE    DEVELOPMENT     HOLDERS'
                               ISSUED      OF PAR       ISSUED      OF PAR      RECEIVABLE    INCOME       STAGE         EQUITY
----------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2004       40,181,849  $20,197,085    321,038   $  321,038   $   (66,500)    46,267  $(17,454,408)  $ 3,043,482
SHARES ISSUED FOR
  Settlement of debt             44,000       55,000          0            0             0          0             0        55,000
  Cashless exercise of
    warrants                  1,713,300            0          0            0             0          0             0             0
  For services                  500,000      270,000          0            0             0          0             0       270,000
  Redemption of preferred
    shares                            0            0    (12,500)     (12,500)            0          0       (37,500)      (50,000)
  Dividends on preferred
    shares                            0            0          0            0             0          0       (15,739)      (15,739)
  Net loss for year                   0            0          0            0             0          0    (1,812,265)   (1,812,265)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2005       42,439,149   20,522,085    308,538      308,538       (66,500)    46,267   (19,319,912)    1,490,478
  Exercise of options            50,000       32,000          0            0             0          0             0        32,000
  Cashless exercise
    of warrants (note 3(c))      35,115            0          0            0             0          0             0             0
  Dividends on preferred
    shares                            0            0          0            0             0          0       (11,570)      (11,570)
  Net loss for period                 0            0          0            0             0          0    (1,306,055)   (1,306,055)
----------------------------------------------------------------------------------------------------------------------------------

BALANCE, MARCH  31, 2006     42,524,264  $20,554,085    308,538   $  308,538   $   (66,500)  $ 46,267  $(20,637,537)  $   204,853
==================================================================================================================================

See notes to consolidated financial statements

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(US DOLLARS)

======================================================================================================================
                                                                                                         PERIOD FROM
                                                                                                         FEBRUARY 12,
                                                                            NINE MONTHS ENDED               1996
                                                                                 MARCH 31,             (INCEPTION) TO
                                                                          2006             2005        MARCH 31, 2006
======================================================================================================================
OPERATING ACTIVITIES
  Net loss                                                           $  ( 1,306,055)  $   (1,009,170)     (19,891,217)
  Adjustments to reconcile net loss to net cash used by
    operating activities
      Write-down of investment                                                    0                0        1,250,000
      Proprietary, non-competition agreement                                      0                0          711,000
      Depreciation and amortization                                           8,219           17,275          349,941
      Write-off of accounts payable                                               0          (33,969)        (638,305)
      Consulting and financing fees                                         202,500                0        1,167,273
      Stock option compensation                                                   0                0        1,133,483
      Interest on beneficial conversion feature                                   0                0          566,456
      Settlement of lawsuit                                                       0                0           60,250
      Write-down of license and operating assets                                  0                0        1,853,542
      Bad debts                                                                   0                0           77,712
      Dismissal of lawsuit                                                        0         (397,296)               0
CHANGES IN NON-CASH WORKING CAPITAL
  Due from affiliated company                                                     0                0         (116,000)
  Notes and account receivable                                                    0                0         (109,213)
  Inventory                                                                       0                0          (46,842)
  Prepaid expenses                                                           (8,472)           7,380          (18,114)
  Other                                                                           0                0           (2,609)
  Accounts payable and accruals                                            (128,557)        (190,015)         772,049
----------------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                        (1,232,365)      (1,605,795)     (12,900,594)
----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchase of property, equipment and intangible assets                           0                0         (200,935)
  Assets acquired and liabilities assumed on purchase of subsidiary               0                0         (129,474)
  Investment purchase                                                             0                0       (2,000,000)
  License agreement                                                               0                0         (124,835)
----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   0                0       (2,455,244)
----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Redemption of preferred shares                                                  0          (50,000)         (50,000)
  Repayments to stockholders                                                      0                0         (139,046)
  Subscriptions received                                                          0                0          226,665
  Issuance of common stock                                                   32,000                0       14,412,165
  Advances from stockholders, net of repayments                                   0                0        1,078,284
  Share issue costs                                                               0                0         (227,420)
----------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              32,000          (50,000)      15,900,648
----------------------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                                    0                0           46,267
----------------------------------------------------------------------------------------------------------------------
INFLOW (OUTFLOW) OF CASH                                                 (1,200,365)      (1,655,795)         591,077
CASH, BEGINNING OF PERIOD                                                 1,791,442        3,905,773                0
----------------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                  $      591,077   $    2,249,978          591,077
======================================================================================================================
SUPPLEMENTAL CASH FLOW INFORMATION
  Settlement of debt for shares                                                   0                0          263,992
  Services paid with shares                                                       0           55,000          689,911
  Preferred shares redeemed                                                       0                0          927,000
  Proceeds from convertible debentures                                            0                0          600,000
======================================================================================================================

See notes to consolidated financial statements

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)
(US DOLLARS)

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

     In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2006 and June 30, 2005, and the consolidated results of operations, stockholders' equity and the consolidated statements of cash flows for the three and nine months ended March 31, 2006 and 2005. The results of operations for the three months and nine months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   LICENSE FEE

     During the period ended March 31, 2006, the Company entered into a license fee agreement whereby it granted Heaton, Inc. a non-exclusive, non-sublicensable, non-assignable, worldwide license under the patent rights to sell or import licensed products and internally use the documentation and information provided for the purpose of developing and manufacturing licensed products. Under this agreement, the Company granted Heaton, Inc. exclusive rights for a period of two years. As consideration Heaton, Inc. paid an execution fee of $1.

3.   STOCKHOLDERS' EQUITY

     During the period ended March 31, 2006,

          a) The Company extended the expiry date of 775,000 options. In accordance with FIN 44, this results in a new measurement of compensation cost. Since both the fair value as well as the intrinsic value at the new measurement date resulted in a value lower than the original amount recorded, no additional compensation expense is required.

          b) The Company issued 50,000 common shares upon the exercise of stock options.

          c) The Company issued 35,115 shares upon the exercise of warrants held by Swartz. The warrants were exercised under a cashless exercise provision. The Company received no cash consideration.

     Subsequent to March 31, 2006, the shareholders of the Company authorized an increase in the number of shares of common stock authorized from 50,000,000 to 150,000,000. This change has been reflected in these financial statements.

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

     To date we have recorded nominal revenues from the sales of prototypes and for license fees. We are still considered a development stage company for accounting purposes. From inception on February 12, 1996 through March 31, 2006, we have accrued an accumulated deficit of approximately $20.6 million.

     For the nine month period ended March 31, 2006, cash has decreased by $1,200,365, from $1,791,442 on June 30, 2005, to $591,077 on March 31, 2006.

     Our net loss for the quarter ended March 31, 2006 was $459,390, compared to a net loss of $57,482 in the corresponding period of the prior fiscal year, an increase of $401,908. This difference is attributable to a reversal of an accrual of $397,296 for research and development expenses in the prior period as the result of a favorable settlement of a lawsuit. Comparing the quarter ended March 31, 2006 to the corresponding period of the prior fiscal year, legal fees were down substantially ($88,211 compared to $142,923, a decrease of $54,712) because we are no longer involved in litigation and we have reduced the filing of new patent applications; and salaries and benefits were down as well ($136,149 compared to $176,637, a decrease of $40,488). Offsetting these reductions was an increase in consulting fees ($159,997 compared to $77,468, an increase of $82,529), primarily due to the engagement of The QuanStar Group LLC ("QuanStar") in June 2005 (described below).

     The primary expenses during the quarter were salaries and benefits ($135,155) and consulting fees ($159,997). Consulting fees consist primarily of: $45,000 cash paid to QuanStar; a $67,500 non-cash expense for shares previously issued to QuanStar (described below); and $30,000 cash paid to The Investor Relations Group, Inc.

     As further described in our annual report on Form 10-KSB for the year ended June 30, 2005, in June 2005 we engaged QuanStar as an advisor to render strategic and consulting services to us, primarily in connection with the expected high growth worldwide commercialization of our ElectriPlast technology. Pursuant to our agreement, during the quarter we paid to QuanStar a monthly retainer of $15,000. We had also issued 500,000 shares of restricted common stock (a non-cash expense) to QuanStar in June 2005. The shares were recorded at a value of $270,000 (representing the market value of the shares on the date of issuance) and are being expensed over a 12 month period at a rate of $22,500 per month, with $7,500 being expensed in fiscal 2005. During the quarter ended March 31, 2006, $67,500 (of the $270,000) was expensed. At March 31, 2006,
$60,000  (of  the  $270,000)  is  included  in  Prepaid  Expenses.

     At March 31, 2006, current liabilities included $464,338 of accounts payable and accruals, with payables for legal fees (including associated filing fees) related to patent filings accounting for approximately $400,000 of the total.

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

     We have filed 107 patent applications in the U.S. (16 of which have been issued and/or allowed and pending issuance and 91 are pending) for a variety of applications of ElectriPlast such as; antennas, shielding, lighting circuitry, switch actuators, resistors, medical devices and cable connectors. Our business strategy is to focus on leveraging our intellectual property and our strengths in product design and material innovation. We are focusing our marketing efforts on securing licensing agreements for applications of our PlasTenna and ElectriPlast technologies with manufacturers of products which would benefit from the incorporation of any of the PlasTenna or ElectriPlast applications.

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

     As of March 31, 2006, we had $591,077 in cash on hand. Although our cash needs for the last two fiscal years has averaged approximately $2 million per year, management expects a notable reduction in legal fees over the next 12 months due to the settlement of a lawsuit during the last fiscal year and an anticipated significant decrease in patent filings in the foreseeable future. Management currently estimates our cash needs to be approximately $1.4 million over the next 12 months, unless additional cost-cutting measures are taken. Without considering the possibilities of increasing cash on hand in future periods from revenues or financing activities, management has assessed our projected cash needs and determined that there is adequate cash on hand to fund operations over the next six months. While management reasonably expects to generate revenues before the end of the current calendar year, no assurances can be given that cashflow from any revenues will be adequate to fund our ongoing operations. If we do not earn adequate revenues to sufficiently fund operations, we will need to attempt to raise additional funds through the sale of debt or equity securities. There can be no assurance, however, that market conditions will permit us to raise sufficient funds or that additional financing will be available when needed or on terms acceptable to us.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS. None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On March 29, 2006, Swartz Private Equity, LLC ("Swartz") exercised the remaining balances of outstanding warrants pursuant to a cashless exercise provision and the Company issued to Swartz 35,115 shares of common stock. The transaction did not involve any public offering and no sales commissions were paid. The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES. None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Subsequent to the end of the quarter, on April 28, 2006, the Company held a Special Meeting of Stockholders. Proxies were solicited pursuant to Regulation 14A under the Exchange Act. A quorum was present and the matter voted upon was approved by a majority vote. The results were as follows:

     On the proposal to amend our Articles of Incorporation to increase the number of shares of common stock we have authorized to issue from 50,000,000 shares to 150,000,000 shares.

                      For         Against    Abstain
                      ----------  ---------  -------
     Common votes     28,730,166  1,944,617   77,895

     Preferred votes     233,741        -0-      -0-

     Total votes      28,963,907  1,944,617   77,895

ITEM  5.  OTHER  INFORMATION.

     On May 10, 2006, the Company filed, with the Nevada Secretary of State, a Certificate of Amendment to the Articles of Incorporation to reflect the increase in the number of shares of common stock authorized, in accordance with the vote of the shareholders at the special meeting described in Item 4, above.

ITEM 6.  EXHIBITS.

Exhibit No.  Description
-----------  -----------

3.03         Articles of Incorporation, as amended and currently in effect.  (Filed herewith.)

3.04         Bylaws, as amended and restated on December 31, 1997.  (Filed herewith.)

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

10.19        Agreement between the Company and The QuanStar Group, LLC dated June 20, 2005.
             (Incorporated by reference to Exhibit 10.18 of Integral's Current Report Form 8-K dated June
             17, 2005 (filed June 23, 2005).)

10.20        Patent License Agreement between the Company and Heatron, Inc. dated March 17, 2006.
             (Incorporated by reference to Exhibit 10.20 of Integral's Current Report Form 8-K dated
             March 17, 2006 (filed April 11, 2006).)

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


                                   INTEGRAL TECHNOLOGIES, INC.


                                   By:  /s/ William S. Robinson
                                        ---------------------------------------
                                        William S. Robinson, Chief Executive
                                        Officer

                                   By:  /s/ William A. Ince
                                        ---------------------------------------
                                        William A. Ince, Chief Financial
                                        Officer and Principal Accounting Officer

Date:  May  12,  2006

                                               EXHIBIT INDEX

Exhibit No.  Description
-----------  -----------

3.03         Articles of Incorporation, as amended and currently in effect.  (Filed herewith.)

3.04         Bylaws, as amended and restated on December 31, 1997.  (Filed herewith.)

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

10.19        Agreement between the Company and The QuanStar Group, LLC dated June 20, 2005.
             (Incorporated by reference to Exhibit 10.18 of Integral's Current Report Form 8-K dated June
             17, 2005 (filed June 23, 2005).)

10.20        Patent License Agreement between the Company and Heatron, Inc. dated March 17, 2006.
             (Incorporated by reference to Exhibit 10.20 of Integral's Current Report Form 8-K dated March
             17, 2006 (filed April 11, 2006).)

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