Form 10KSB
period 2006-06-30
INTEGRAL TECHNOLOGIES INC
filed 2006-09-29
CIK 1018281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

        For the fiscal year ended June 30, 2006

[ ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT

        For  the  transition  period  from:   ______________  to  ______________

                        Commission file number: 0-28353
                                                -------

                           INTEGRAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

              Nevada                                      98-0163519
----------------------------------           -----------------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)


  805 W. Orchard Drive, Suite 7, Bellingham, Washington             98225
--------------------------------------------------------       --------------
     (Address of principal executive offices)                     (Zip Code)

Issuer's  telephone  number:   (360)  752-1982
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

     Check  whether  the  issuer is a shell company (as defined in Rule 12b-2 of
the  Exchange  Act).  Yes  [ ]     No  [X]

     State  issuer's  revenues  for  its  most  recent  fiscal  year.   $-0-.
                                                                        ----

     As of September 15, 2006, the aggregate market value of the voting stock held by non-affiliates, approximately 41,402,603 shares of Common Stock, was approximately $157 million based on an average of the bid and ask prices of approximately $3.80 per share of Common Stock on such date.

     The number of shares outstanding of the issuer's Common Stock, $.001 par value, as of September 15, 2006 was 45,439,969 shares.

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

Readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of Integral Technologies, Inc. or our management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our Company or our business.

This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, our ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.

The cautionary statements made above and elsewhere should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by us. Forward looking statements are beyond the ability of our Company to control and in many cases we cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.


                             DESCRIPTION OF BUSINESS

BUSINESS  DEVELOPMENT

Integral Technologies, Inc. ("Integral," the "Company" or the "Registrant") is a development stage company, incorporated under the laws of the State of Nevada on February 12, 1996. To date, we have expended resources on the research and development of several different types of technologies.

Presently, we are focusing substantially all of our resources on the researching, developing and commercializing of our ElectriPlast(R) technology, which is comprised of over100 applications. In addition, we apply a significant portion of our resources to the protection of our intellectual property through patent filings. To date, we have not realized any revenue from our efforts. We expect to derive future revenues from the sale of ElectriPlast(R) materials and/or fees from licensing ElectriPlast(R) technologies to third-party manufacturers.

TECHNOLOGIES

ElectriPlast(R)

We have developed an innovative, electrically-conductive resin-based material called "ElectriPlast(R)." The ElectriPlast(R) polymer is a compounded formulation of resin-based materials, which are conductively loaded, or doped, with a proprietary-controlled, balanced concentration of micron conductive materials, then pelletized. The conductive loading or doping within this pellet is then homogenized using conventional molding techniques and conventional molding equipment. The end result is a product that can be molded into any of the infinite shapes and sizes associated with plastics and rubbers, and is non-corrosive, but which is as electrically conductive as if it were metal.

Various examples of applications for ElectriPlast(R) are shielding, lighting circuitry, switch actuators, resistors, medical devices, thermal management and cable connector bodies, to name just a few. We have been working to introduce these new applications and the ElectriPlast(R) technology on a global scale.

PlasTenna(R)

We have developed and prototyped a new antenna technology called PlasTenna(R) that utilizes our ElectriPlast(R) technology. The pioneering aspect of the PlasTenna(R) technology is that it opens the doors to vast new horizons in antenna design and manufacturing processes. The combination of our proprietary recipe of conductive materials, and a selection of resins from various resin suppliers results in a covert moldable antenna, that can become part of the shell or case of any wireless device, be it phones, radios, or even body parts of vehicles, or new designs for conventional antennas as we know them today. Our research indicates that the PlasTenna(R) technology vastly improves design flexibility, increases signal performance, reduces manufacturing costs, and shows a marked reduction in power consumption.

Patents  on  Technologies
-------------------------

Our intellectual property portfolio consists of over ten years of accumulated research and design knowledge and trade secrets. We have sought U.S. patent protection for many of our ideas related to our ElectriPlast(R) technologies. Currently, we have filed 109 U.S. patent applications, 16 of which have been issued, 3 of which have been allowed and are pending issuance, and 90 of which have been filed and are pending approval. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, We will continue to attempt to commercialize these technologies without the protection of patents. As patents are issued, we will have the exclusive right to use in the U.S. the design(s) described in each issued patent for the 18-year life of the patent.

Product  Manufacturing  and  Distribution
-----------------------------------------

We are not in the manufacturing business. We will rely on third-party manufacturing companies to manufacture products.

Management anticipates that our technologies will not be sold directly to the general public, but rather to businesses and manufacturers who will incorporate our technologies as components in the design of their products.

Barriers  to  Entry  into  Market  Segment
------------------------------------------

We have been working to introduce the ElectriPlast(R) technology as an alternative to metal for use as an electrically conductive material. The process of educating potential customers about ElectriPlast(R) may prove time consuming and difficult.

In the antenna market, we will be competing with other established antenna providers that are much larger and better capitalized than Integral. In order to compete, management believes that Integral must demonstrate to potential users that its antenna products have an advantage over other antennas on the market in terms of performance and cost.


RECENT  DEVELOPMENTS

We are focusing our marketing efforts on securing licensing agreements for applications of our ElectriPlast(R) technology. Our technologies will be marketed to manufactures of products which would benefit from the incorporation of any of the ElectriPlast(R) applications into their products. We have recently completed our first two commercial agreements.

Patent  License  Agreement  with  Heatron,  Inc.
------------------------------------------------

In March 2006, we entered into a Patent License Agreement with Heatron, Inc. ("Heatron"), pursuant to which we granted to Heatron the rights to use our ElectriPlast(R) technology for specific applications in the heating and LED lighting markets. Heatron, founded in 1977 and based in Leavenworth, Kansas, is an industry leader in heating element and thermal management designs and solutions.

We granted to Heatron a non-exclusive, non-sublicensable, non-assignable, worldwide license; however, Heatron's rights are exclusive for the initial two years. The agreement will terminate upon the expiration of the last patent licensed under the agreement, or earlier under certain circumstances.

Heatron paid to us a nominal up-front license fee of $1.00. Any revenue to be generated by our Company under the agreement will be from raw materials fees.
We  have  not  yet  derived  revenues  from  this  agreement.

Patent  License  Agreement  with  Jasper  Rubber  Products,  Inc.
-----------------------------------------------------------------

In August 2006, we entered into a Patent License Agreement with Jasper Rubber Products, Inc. ("Jasper"), pursuant to which we granted to Jasper the rights to use our ElectriPlast(R) technology for specific applications within its customer base. Jasper, founded in 1949, and based in Jasper, Indiana, is an industry leader in innovative rubber and plastics development. Jasper manufactures a full range of molded, extruded, lathe-cut rubber and thermoplastic products for major appliance, oil filter, and automotive industries.

We granted to Jasper a non-exclusive, non-sublicensable, non-assignable, worldwide license. The agreement will terminate upon the expiration of the last patent licensed under the agreement, or earlier under certain circumstances.

Jasper paid to us a nominal up-front license fee of $1.00. Any revenue to be generated by our Company under the agreement will be from raw materials fees.
We  have  not  yet  derived  revenues  from  this  agreement.


EMPLOYEES

We currently employ a total of 5 people on a full-time basis. However, we also rely on the expertise of several technical advisors who are consulted as needed on a part-time, contract basis.


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

                                  RISK FACTORS

An investment in our common stock involves major risks. Before you invest in our common stock, you should be aware that there are various risks, including those described below. You should carefully consider these risk factors together with all of the other information included in this annual report on Form 10-KSB before you decide to purchase shares of our common stock.

PURCHASE OF OUR STOCK IS A HIGHLY SPECULATIVE YOU COULD LOSE YOUR ENTIRE INVESTMENT. We have been operating at a loss since inception, and you cannot assume that our plans will either materialize or prove successful. In the event our plans are unsuccessful, you may lose all or a substantial part of your investment. The purchase of our stock must be considered a highly speculative investment.

WE HAVE INCURRED SUBSTANTIAL LOSSES FROM INCEPTION AND WE HAVE NEVER GENERATE SUBSTANTIAL REVENUES; FAILURE TO ACHIEVE PROFITABILITY IN THE FUTURE WOULD CAUSE THE MARKET PRICE FOR OUR COMMON STOCK TO DECLINE SIGNIFICANTLY. We have generated net losses from inception and we have an accumulated deficit of approximately $21.3 million as of June 30, 2006. We have never generated more than nominal revenues. If we don't achieve profitability, the market price for our common stock could decline significantly.

IF WE DO NOT GENERATE ADEQUATE REVENUES IN OUR FISCAL YEAR ENDING JUNE 30, 2007, WE MAY NEED TO RAISE CAPITAL TO CONTINUE OUR OPERATIONS. We estimate that we will require $1.4 million to carry out our business plan during our fiscal year ending June 30, 2007. We had approximately $1.5 million in cash on hand at June 30, 2006. Subsequent to year-end, we raised an additional $2.3 million through a private placement of equity securities: as a result, we may expand our business plan and utilize some or all of these additional funds over the next 12 months. Unless we generate adequate revenues from operations (we have had none to date) in the near future, we may require additional financing to carry out our business plans next year, and such financing may not be available at that time. If we require additional financing, we may seek additional funds through private placements that will be exempt from registration and will not require prior shareholder approval. If additional funds are raised by issuing common stock, or securities that are convertible into common stock (such as preferred stock, warrants, or convertible debentures), further dilution to shareholders could occur. Additionally, investors could be granted registration rights by us, which could result in market overhang and depress the market price of the common stock. If we fail to obtain sufficient additional financing, we will not be able to implement our business plans in a complete or timely manner.

IF WE ARE UNABLE TO COMPETE EFFECTIVELY WITH OUR COMPETITORS, WE WILL NOT BE SUCCESSFUL GENERATING REVENUES OR ATTAINING PROFITS. Our ability to generate revenues and profitability is directly related to our ability to compete with our competitors. Most of the companies with which we compete and expect to compete have far greater capital resources and more significant research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products. In each market, we face competition from companies with established technologies. Currently, we believe that we will be able to compete because of the relative performance, price and adaptability of our unique ElectriPlast(R) technology. Our beliefs are based only on our research and development testing. If we are unable to compete effectively, we will not be successful in generating revenues or attaining profits.

LOSS OF KEY PERSONNEL COULD CAUSE A MAJOR DISRUPTION IN OUR DAY-TO-DAY OPERATIONS AND WE COULD LOSE OUR RELATIONSHIPS WITH THIRD-PARTIES WITH WHOM WE DO BUSINESS. Our future success depends in a significant part upon the continued service of certain key personnel. Competition for such personnel is intense, and to be successful we must retain our key personnel. The loss of key personnel or the inability to hire or retain qualified replacement personnel could have cause a major disruption in our operations and we could lose our relationships with third-parties with whom we do business, which could adversely affect our financial condition and results of operations.

IF FUTURE MARKET ACCEPTANCE OF OUR ELECTRIPLAST(R) TECHNOLOGY IS POOR, WE WILL NOT BE ABLE TO GENERATE ADEQUATE SALES TO ACHIEVE PROFITABLE OPERATIONS. Our future is dependent upon the success of the current and future generations of our ElectriPlast(R) technology. Our ElectriPlast(R) technology will be marketed to manufacturers of products which would benefit from the incorporation of any of the ElectriPlast(R) applications into their products. As of June 30, 2006, we have not generated any revenue from our ElectriPlast(R) technology. If future market acceptance of our ElectriPlast(R) technology is poor, we will not be able to generate adequate sales to achieve profitable operations.

DEPENDENCE ON OUTSIDE SUPPLIERS AND MANUFACTURERS COULD DISRUPT OUR BUSINESS IF THEY FAIL TO MEET OUR EXPECTATIONS. Currently, we intend to rely on outside suppliers and manufacturers to produce ElectriPlast(R) for us in its raw, unmolded form. The ElectriPlast(R) would be sold to third-parties who would buy the "raw" ElectriPlast(R) from us and then mold it into their products under license from us. While we have entered into informal arrangements with outside suppliers and manufacturers for the production of raw ElectriPlast(R), if any of them should become too expensive or suffer from quality control problems or financial difficulties, we would have to find alternative sources, which could disrupt our business.

OUR PATENT AND OTHER INTELLECTUAL PROPERTY RIGHTS MAY BE ARE SUBJECT TO UNCERTAINTY AND MAY BE CHALLENGED OR CIRCUMVENTED BY COMPETITORS. We rely on a combination of patents, patent applications, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual property rights, which we believe will give us a competitive advantage over our competitors. As of September 15, 2006, we have filed 109 U.S. patent applications relating to our ElectriPlast(R) technology, with 16 patents issued, 3 patents allowed and pending issuance, and 90 patents pending. Additional patents may not be issued from our pending applications, although we will continue to attempt to commercialize these technologies without the protection of patents. As patents are issued, we will have the exclusive right to use in the U.S. the design(s) described in each issued patent for the 18-year life of the patent. However, the issuance of a patent is not conclusive as to its validity or enforceability and, if a patent is issued, it is uncertain how much protection, if any, will be given to our patent if we attempt to enforce it. Litigation, which could be costly and time consuming, may be necessary to enforce our current patents or any patent issued in the future or to determine the scope and validity of the proprietary rights of third parties. A competitor may successfully challenge the validity or enforceability of a patent or challenge the extent of the patent's coverage. If the outcome of litigation is adverse to us, third parties may be able to use our patented technology without payment to us. Even if we are successful in defending such litigation, the cost of litigation to uphold the patent can be substantial.

It is possible that competitors may infringe upon our patents or successfully avoid them through design innovation. To stop these activities we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources. In addition, there is a risk that a court would decide that our patent is not valid, that we do not have the right to stop the other party from using the inventions, or that the competitor's activities do not infringe our patent.

Our competitive position is also dependent upon unpatented technology and trade secrets, which may be difficult to protect. Others may independently develop substantially equivalent proprietary information and techniques that would legally circumvent our intellectual property rights.

THE USE OF OUR TECHNOLOGIES COULD POTENTIALLY CONFLICT WITH THE RIGHTS OF OTHERS. Our competitors, or others, may have or may acquire patent rights that they could enforce against us. If our products conflict with patent rights of others, third parties could bring legal actions against us or our suppliers or customers, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to alter our products or obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any legal action and a required license under the patent may not be available on acceptable terms or at all. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial.

HOLDERS OF PREFERRED STOCK HAVE RIGHTS THAT ARE SENIOR TO THE RIGHTS OF HOLDERS OF COMMON STOCK. Our Articles of Incorporation authorize the issuance of
20,000,000 shares of preferred stock. The preferred stock may be divided into one or more series. Our board of directors is authorized to determine the rights, provisions, privileges and restrictions and number of authorized shares of any series of preferred stock. Additionally, the preferred stock can have other rights, including voting and economic rights that are senior to the common stock. The issuance of preferred stock could adversely affect the market value of the common stock.

As of June 30, 2006, 1,000,000 shares of preferred stock have been designated as Series A Convertible Preferred Stock of which 308,538 are issued and outstanding, and held by two of our insiders. Each share of Series A Convertible Preferred Stock:

     -    has  a  stated  value  and  liquidation  preference  of  $1.00;

     -    has  a  5% annual dividend, payable in cash or shares of common stock;

     - may be converted into shares of common stock (determined by dividing the number of shares of Series A being converted by the average of the high and low bid prices of our common stock reported by the OTC Bulletin Board over the ten trading days preceding the date of conversion);

     - may be redeemed by us within one year after issue at $1.50, after one year but less than two years at $2.00, after two years but less than three years at $2.50, after three years but less than four years at $3.00, and after four years but less than five years at $3.50;

     -    may  be  voted  on  all  matters  on  an  as-converted  basis;  and

     - may be voted as a class on any merger, share exchange, recapitalization, dissolution, liquidation or change in control of our company.

HOW FUTURE ISSUANCES OF COMMON STOCK PURSUANT TO OUR STOCK PLANS WILL AFFECT YOU. We have two non-qualified stock plans in effect. As of June 30, 2006, approximately 1,519,500 shares are available under the plans for future issuance either directly or pursuant to options, to our officers, directors, employees and consultants. Also, as of June 30, 2006, approximately 1,295,000 shares are under option under the plans, at a weighted-average exercise price of approximately $0.94 per share, plus 1,000,000 shares are under option by an employee at an exercise price of $.50 per share pursuant to a grant of option that was not under either of the formal non-qualified stock plans. Additional stock or options to acquire our stock of can be granted at any time by our board of directors, usually without shareholder approval. When shares of common stock are issued directly or upon the exercise of options under these plans, your ownership may be diluted.

WE DO NOT EXPECT TO BE ABLE TO PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE, SO YOU SHOULD NOT MAKE AN INVESTMENT IN OUR STOCK IF YOU REQUIRE DIVIDEND INCOME. The payment of cash dividends, if any, in the future rests within the discretion of our board of directors and will depend, among other things, upon our earnings, our capital requirements and our financial condition, as well as other relevant factors. We have not paid or declared any cash dividends upon our common stock since our inception and by reason of our present financial status and our contemplated future financial requirements we do not contemplate or anticipate making any cash distributions upon our common stock in the foreseeable future.

WE HAVE A LIMITED MARKET FOR OUR COMMON STOCK WHICH CAUSES THE MARKET PRICE TO BE VOLATILE AND TO USUALLY DECLINE WHEN THERE IS MORE SELLING THAN BUYING ON ANY GIVEN DAY. Our common stock currently trades on the over the counter bulletin board under the symbol "ITKG." However, at most times in the past, our common stock has been thinly traded and the market price usually declines when there is more selling than buying on any given day. As a result, the market price has been volatile, and the market price may decline immediately if you decide to place an order to sell your shares.

THE MARKET PRICE OF OUR COMMON STOCK IS HIGHLY VOLATILE AND SEVERAL FACTORS THAT ARE BEYOND OUR CONTROL, INCLUDING OUR COMMON STOCK BEING HISTORICALLY THINLY TRADED, COULD ADVERSELY AFFECT ITS MARKET PRICE. Our common stock has been historically thinly traded and the market price has been highly volatile. During the year ended June 30, 2006, the closing bid price of our common stock has been quoted on the Over the Counter Bulletin Board from as low as $0.27 to as high as $3.00. These quotations reflect interdealer prices without retail markup, markdown, or commission and may not represent actual transactions. For these and other reasons, our stock price is subject to significant volatility and will likely be adversely affected if our revenues or earnings (or lack of revenues or earnings) in any quarter fail to meet the investment community's expectations. Additionally, the market price of our common stock could be subject to significant fluctuations in response to:

     - announcements of new products or sales offered by us or our competitors;
     -    actual  or  anticipated  variations  in  quarterly  operating results;
     -    changes  in  financial  estimates  by  securities  analysts,  if  any;
     - changes in the market's perception of us or the nature of our business; and
     -    sales  of  our  common  stock.

FUTURE  SALES  OF  COMMON  STOCK  INTO THE PUBLIC MARKET PLACE WILL INCREASE THE
PUBLIC FLOAT AND MAY ADVERSELY AFFECT THE MARKET PRICE. As of June 30, 2006, approximately 6 million shares of common stock were available for sale by both affiliates (officers and directors) and non-affiliates under Rule 144 and/or Rule 144(k) of the Securities Act of 1933, as amended. In general, under Rule 144, a person who has held stock for one year may, under certain circumstances, sell within any three-month period a number of shares which is not greater than one percent of the then outstanding shares of common stock (as of June 30, 2006, there were 44,234,432 shares of common stock outstanding, and one percent of the total number of shares outstanding equaled 442,344 shares). Under certain circumstances, the sale of shares which have been held for two years by a person who is not affiliated with us is also permitted without limitation under Rule 144(k). Future sales of common stock will increase the public float and may have an adverse effect on the market price of the common stock, which in turn could adversely affect our ability to obtain future funding as well as create a potential market overhang.

"PENNY STOCK" REGULATIONS MAY ADVERSELY AFFECT YOUR ABILITY TO RESELL YOUR STOCK IN MARKET TRANSACTIONS. The SEC has adopted penny stock regulations which apply to securities traded over-the-counter. These regulations generally define penny stock to be any equity security that has a market price of less than $5.00 per share or an equity security of an issuer with net tangible assets of less than $5,000,000 as indicated in audited financial statements, if the corporation has been in continuous operations for less than three years. Subject to certain limited exceptions, the rules for any transaction involving a penny stock require the delivery, prior to the transaction, of a risk disclosure document prepared by the SEC that contains certain information describing the nature and level of risk associated with investments in the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Monthly account statements must be sent by the broker-dealer disclosing the estimated market value of each penny stock held in the account or indicating that the estimated market value cannot be determined because of the unavailability of firm quotes. In addition, the rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors (generally institutions with assets in excess of $5,000,000). These practices require that, prior to the purchase, the broker-dealer determined that transactions in penny stocks were suitable for the purchaser and obtained the purchaser's written consent to the transaction.

Our common stock is currently subject to the penny stock regulations. Compliance with the penny stock regulations by broker-dealers will likely result in price fluctuations and the lack of a liquid market for the common stock, and may make it difficult for you to resell your stock in market transactions.

                             DESCRIPTION OF PROPERTY

We do not own any real property. We lease office space in Bellingham, Washington and Vancouver, B.C., Canada.


                                LEGAL PROCEEDINGS

There  are  no  pending  legal  proceedings  involving  our  Company.


               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 28, 2006, we held a Special Meeting of Stockholders. Proxies were solicited pursuant to Regulation 14A under the Exchange Act. A quorum was present and the matter voted upon was approved by a majority vote. The results were as follows:

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

No other matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2006.

                                     PART II

            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market  Information

There is a limited public market for our common stock. Our common stock is quoted on the OTC Bulletin Board under the symbol "ITKG." The following table sets forth the range of high and low bid quotations for our common stock on the OTC Bulletin Board for each quarter of the fiscal years ended June 30, 2006 and 2005.

          Quarter Ended       Low Bid   High Bid
          ------------------  --------  --------
          September 30, 2004  $   0.59  $   1.20
          December 31, 2004   $   0.51  $   1.12
          March 31, 2005      $   0.60  $   0.92
          June 30, 2005       $   0.47  $   0.69

          September 30, 2005  $   0.28  $   0.52
          December 31, 2005   $   0.27  $   0.40
          March 31, 2006      $   0.36  $   2.27
          June 30, 2006       $   1.44  $   3.00

The source of this information is the OTC Bulletin Board and other quotation services. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

As of September 15, 2006 there were approximately 230 holders of record of our common stock (this number does not include beneficial owners who hold shares at broker/dealers in "street-name").

Dividends

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on such common stock in the foreseeable future.
Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Recent  Sales  of  Unregistered  Securities

Information regarding the issuance and sales of securities without registration during the fiscal year ended June 30, 2006, has previously been included in Quarterly Reports on Forms 10-QSB and Current Reports on Form 8-K filed during and subsequent to the period covered by this report.

Repurchases  of  equity  securities

We did not repurchase any of its outstanding equity securities during the fourth quarter of the year ended June 30, 2006.

                         MANAGEMENT'S PLAN OF OPERATION

Statements contained herein that are not historical facts are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

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

To date we have recorded nominal revenues from the sales of prototypes. Our Company is still considered a development stage company for accounting purposes. From inception on February 12, 1996 through June 30, 2006, we have accrued an accumulated deficit of approximately $21.4 million.

At June 30, 2006, all of our assets were current assets of $1,605,863, consisting of cash of $1,496,818 and prepaid expenses of $109,045. All of our property and equipment has been fully depreciated.

At June 30, 2006, all of our liabilities were current liabilities of $687,603, consisting of accounts payable and accruals. Of this amount, payables for legal fees (including associated filing fees) related to patent filings accounting for approximately $520,000 of the total.

At  June  30,  2006,  total  stockholder's  equity  was  $918,260.

Our net loss for the year ended June 30, 2006 was $2,104,285, compared to a net loss of $1,812,265 for the prior fiscal year. The primary expenses during the year ended June 30, 2006, were: legal and accounting ($456,911); salaries ($602,741); consulting fees ($718,025); general and administrative ($113,539); and travel and entertainment ($98,385).

Each of these major expense categories decreased significantly from prior periods:

     - Legal and accounting expenses were $456,911 in fiscal 2006, down 53% from $967,581 in fiscal 2005 and down 50% from $909,398 in fiscal 2004.

     - Salaries were $602,741 in fiscal 2006, up 2% from $588,930 in fiscal 2005 and down 25% from $685,023 in fiscal 2004.

     - General and administrative expenses were $113,539 in fiscal 2006, down 26% from $154,338 in fiscal 2005 and down 7% from $123,596 in fiscal 2004.

     - Travel and entertainment expenses were $98,385 in fiscal 2006, down 8% from $107,069 in fiscal 2005 and down 26% from $133,132 in fiscal 2004.

The only major expense category that increased significantly from prior periods was consulting expenses. Consulting expenses were $718,025 in fiscal 2006, up 107% from $346,339 in fiscal 2005 and up 34% from $536,728 in fiscal 2004.
Consulting expenses during the year ended June 30, 2006, included $466,439 in non-cash expenses (65% of the total consulting expenses) for the issuance of common stock and the granting of options to consultants, with

$247,500 attributable to the issuance of common stock to The QuanStar Group LLC. QuanStar was also paid $105,000 in cash during the year.

In addition, the net loss for the prior year ended June 30, 2005, reflects a one-time reversal of an accrual for research and development of $397,296 that was due to West Virginia University, as a result of a global settlement of a lawsuit during that year.

Legal fees incurred during the year ended June 30, 2006, were down substantially from prior periods, due to a decrease in patent filings in 2006 and the conclusion and favorable settlement of a lawsuit in 2005.

During the last fiscal year, as a result of management's efforts to significantly reduce our operating expenses, we were able to reduce our cash needs as well. Net Cash Used by Operating Activities during the year ended June 30, 2006 was $1,543,293, down 25% from 2,064,331 in fiscal 2005 and down 27%
from  $2,119,707  in  fiscal  2004.

Presently, we are focusing all of its resources on the researching, developing and commercializing of our ElectriPlast(R) technologies.

We are not in the manufacturing business and do not expect to make any capital purchases of a manufacturing plant or significant equipment in the next twelve months.

Our business strategy focuses on leveraging our intellectual property rights and our strengths in product design and material innovation. We are focusing our marketing efforts on securing licensing agreements for applications of our ElectriPlast(R) technologies with manufacturers of products which would benefit from the incorporation of any of the ElectriPlast(R) applications.

We anticipate spending approximately $250,000 over the next twelve months on ongoing research and development (primarily salaries and consulting fees) of the different applications and uses of our technologies.

During  the  next  twelve  months,  we  do  not anticipate increasing our staff.

As of June 30, 2006, we had $1,496,818 in cash on hand. Approximately $1.2 million of this amount represents proceeds from the exercise of outstanding warrants by warrant holders in June 2006. Subsequent to year end, we completed a private placement of common stock and common stock purchase warrants and raised an additional $2,361,074. Accordingly, management believes that there is adequate cash on hand to fund operations over the next twelve months.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements and an index thereto commences on the index to the financial statements, which page follows this page.


                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                             CONTROLS AND PROCEDURES

DISCLOSURE  CONTROLS  AND  PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in assessing the costs and benefits of such controls and procedures.

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended June 30, 2006. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

There were no significant changes in our disclosure controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management has not yet completed, and is not yet required to have completed, its assessment of the effectiveness of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002, as amended.


                                OTHER INFORMATION

None.

     INTEGRAL TECHNOLOGIES, INC.
     (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED FINANCIAL STATEMENTS
     JUNE 30, 2006, 2005 AND 2004
     (US DOLLARS)


     INDEX                                                           PAGE
     -----                                                           ----

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM         F-1

     CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                     F-2

     Consolidated Statements of Operations                           F-3

     Consolidated Statements of Stockholders' Equity (Deficit)    F-4 - F-8

     Consolidated Statements of Cash Flows                           F-9

     Notes to Consolidated Financial Statements                  F-10 - F-22

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE DIRECTORS AND STOCKHOLDERS OF INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)

We have audited the consolidated balance sheets of Integral Technologies, Inc. (A Development Stage Company) as of June 30, 2006 and 2005 and the statements of operations, stockholders' equity (deficit) and cash flows for each of the years ended June 30, 2006, 2005 and 2004 and the cumulative totals for the development stage of operations from February 12, 1996 (inception) through June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Integral Technologies, Inc. from February 12, 1996 (inception) through June 30, 1996 were audited by other auditors whose report dated November 20, 1996, expressed an unqualified opinion on those statements. Our opinion insofar as it relates to the cumulative totals for development stage operations from February 12, 1996 (inception) through June 30, 1996, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at June 30, 2006 and 2005 and the consolidated results of its operations and its cash flows for each of the years ended June 30, 2006, 2005 and 2004 and the cumulative totals for the development stage of operations from February 12, 1996 (inception) through June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.


"Pannell Kerr Forster" (signed)


(Registered with the PCAOB as "Smythe Ratcliffe")
Chartered Accountants

Vancouver, Canada
September 19, 2006

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
JUNE 30
(US DOLLARS)

===================================================================================================
                                                                           2006           2005
---------------------------------------------------------------------------------------------------
Assets
CURRENT
  Cash                                                                 $  1,496,818   $  1,791,442
  Prepaid expenses (note 4(a)(ii)(b))                                       109,045        272,142
---------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                      1,605,863      2,063,584
PROPERTY AND EQUIPMENT (note 3)                                                   0          8,219
---------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $  1,605,863   $  2,071,803
===================================================================================================


LIABILITIES
CURRENT
  Accounts payable and accruals (note 6)                               $    687,603   $    581,325
---------------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                                   687,603        581,325
---------------------------------------------------------------------------------------------------


STOCKHOLDERS' EQUITY (note 4)
PREFERRED STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  20,000,000 Shares authorized
    308,538 (2005 - 308,538) Shares issued and
    outstanding (note 4(b))                                                 308,538        308,538
COMMON STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001 PAR VALUE
  150,000,000 Shares authorized
    44,234,432 (2005 - 42,439,149) Shares issued and
    outstanding (note 4(a))                                              22,035,483     20,522,085
PROMISSORY NOTES RECEIVABLE (note 4(e))                                     (32,500)       (66,500)
OTHER COMPREHENSIVE INCOME                                                   46,267         46,267
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                        (21,439,528)   (19,319,912)
---------------------------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                                  918,260      1,490,478
---------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  1,605,863   $  2,071,803
===================================================================================================


See notes to consolidated financial statements.  F-2

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(US DOLLARS)

========================================================================================================
                                                                                           PERIOD FROM
                                                                                          FEBRUARY 12,
                                                                                              1996
                                                                                           (INCEPTION)
                                                          YEARS ENDED JUNE 30,               THROUGH
                                                   2006          2005          2004       JUNE 30, 2006
--------------------------------------------------------------------------------------------------------
REVENUES                                       $         0   $    11,158   $     1,483   $      249,308
COST OF SALES                                            0             0             0          216,016
--------------------------------------------------------------------------------------------------------
                                                         0        11,158         1,483           33,292
OTHER INCOME                                         2,096        55,462             0          660,401
--------------------------------------------------------------------------------------------------------
                                                     2,096        66,620         1,483          693,693
--------------------------------------------------------------------------------------------------------


EXPENSES
  Consulting                                       718,025       346,339       536,728        3,756,609
  Salaries                                         602,741       588,930       685,023        5,133,142
  Legal and accounting                             456,911       967,581       909,398        3,510,059
  General and administrative                       113,539       154,338       123,596          897,891
  Travel and entertainment                          98,385       107,069       133,132        1,082,254
  Telephone                                         41,268        29,312        38,375          366,255
  Rent                                              37,290        32,816        33,631          357,355
  Advertising                                       25,511        17,500         6,000          320,266
  Bank charges and interest, net                     4,895         9,264        55,374          177,388
  Write-off of investments                               0             1             0        1,250,000
  Non-competition agreement                              0             0             0          711,000
  Write-down of license and operating assets             0             0             0        1,855,619
  Interest on beneficial conversion feature              0             0             0          566,455
  Bad debts (recovery)                                   0             0       (23,958)          52,613
  Settlement of lawsuit                                  0             0             0           45,250
  Research and development                               0      (397,296)            0          847,459
  Financing fees                                      (499)            0        25,000          129,043
  Depreciation and amortization                      8,219        23,031        23,032          324,386
--------------------------------------------------------------------------------------------------------

                                                 2,106,285     1,878,885     2,545,331       21,383,044
--------------------------------------------------------------------------------------------------------

NET LOSS                                       $(2,104,189)  $(1,812,265)  $(2,543,848)  $  (20,689,351)
========================================================================================================

NET LOSS PER COMMON SHARE                      $     (0.05)  $     (0.04)  $     (0.07)
========================================================================================================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                     42,814,988    40,490,001    36,391,491
========================================================================================================


See notes to consolidated financial statements.  F-3

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(US DOLLARS)

======================================================================================================================
                                                COMMON                      PREFERRED
                                 SHARES        STOCK AND      SHARES OF     STOCK AND
                               OF COMMON    PAID-IN CAPITAL   PREFERRED  PAID-IN CAPITAL   PROMISSORY
                                 STOCK         IN EXCESS        STOCK       IN EXCESS         NOTES         SHARE
                                 ISSUED         OF PAR         ISSUED         OF PAR       RECEIVABLE   SUBSCRIPTIONS
----------------------------------------------------------------------------------------------------------------------
SHARES ISSUED FOR
  Cash                          1,000,000  $         10,000           0  $              0  $         0  $            0
  Property and equipment
    (to officers
    and directors)              1,500,000            15,000           0                 0            0               0
  Services (provided by
    officers and directors)     2,000,000            20,000           0                 0            0               0
  Services (others)             1,500,000            15,000           0                 0            0               0
Foreign currency translation            0                 0           0                 0            0               0
Net loss for year                       0                 0           0                 0            0               0
----------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1996          6,000,000            60,000           0                 0            0               0
SHARES ISSUED FOR
  Cash                          5,086,000           865,514           0                 0            0               0
  Share issue costs                     0           (48,920)          0                 0            0               0
  Services                        564,000            63,036           0                 0            0               0
  Acquisition of subsidiary       100,000           275,000           0                 0            0               0
Foreign currency translation            0                 0           0                 0            0               0
Net loss for year                       0                 0           0                 0            0               0
----------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1997         11,750,000         1,214,630           0                 0            0               0
SHARES ISSUED FOR
  Cash                            825,396           650,000           0                 0            0               0
  Share issue costs                     0           (78,000)          0                 0            0               0
Foreign currency translation            0                 0           0                 0            0               0
Net loss for year                       0                 0           0                 0            0               0
----------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 1998         12,575,396  $      1,786,630           0  $              0  $         0  $            0
----------------------------------------------------------------------------------------------------------------------

================================================================================
                                                   DEFICIT
                                                 ACCUMULATED
                                    OTHER        DURING THE          TOTAL
                                COMPREHENSIVE    DEVELOPMENT     STOCKHOLDERS'
                                   INCOME           STAGE      EQUITY (DEFICIT)
--------------------------------------------------------------------------------
SHARES ISSUED FOR
  Cash                         $            0   $          0   $         10,000
  Property and equipment
    (to officers
    and directors)                          0              0             15,000
  Services (provided by
    officers and directors)                 0              0             20,000
  Services (others)                         0              0             15,000
Foreign currency translation           (1,226)             0             (1,226)
Net loss for year                           0       (344,843)          (344,843)
--------------------------------------------------------------------------------

BALANCE, JUNE 30, 1996                 (1,226)      (344,843)          (286,069)
SHARES ISSUED FOR
  Cash                                      0              0            865,514
  Share issue costs                         0              0            (48,920)
  Services                                  0              0             63,036
  Acquisition of subsidiary                 0              0            275,000
Foreign currency translation           12,601              0             12,601
Net loss for year                           0       (822,217)          (822,217)
--------------------------------------------------------------------------------

BALANCE, JUNE 30, 1997                 11,375     (1,167,060)            58,945
SHARES ISSUED FOR
  Cash                                      0              0            650,000
  Share issue costs                         0              0            (78,000)
Foreign currency translation           24,860              0             24,860
Net loss for year                           0       (937,373)          (937,373)
--------------------------------------------------------------------------------

BALANCE, JUNE 30, 1998         $       36,235   $ (2,104,433)  $       (281,568)
--------------------------------------------------------------------------------


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
-----------------------------------------------------------------------------------------


See notes to consolidated financial statements.  F-5

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(US DOLLARS)

===========================================================================================================================
                                                COMMON                        PREFERRED
                                 SHARES        STOCK AND      SHARES OF       STOCK AND
                               OF COMMON    PAID IN CAPITAL   PREFERRED    PAID- IN CAPITAL    PROMISSORY
                                 STOCK         IN EXCESS        STOCK         IN EXCESS          NOTES           SHARE
                                 ISSUED         OF PAR          ISSUED          OF PAR         RECEIVABLE    SUBSCRIPTIONS
---------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000         26,032,062  $      8,384,781     664,410   $         664,410   $   (58,500)  $            0
SHARES ISSUED FOR
  Cash on private placement        81,885           112,480           0                   0             0                0
  Exercise of options             517,000            91,515           0                   0             0                0
  Services                        100,000            40,000           0                   0             0                0
  Held in escrow                  218,115                 0           0                   0             0                0
Stock option benefit                    0           272,207           0                   0             0                0
Dividends on preferred shares           0                 0           0                   0             0                0
Share subscriptions                     0                 0           0                   0             0           50,000
Redeemed shares                         0                 0    (100,000)           (100,000)            0                0
Foreign currency translation            0                 0           0                   0             0                0
Net loss for year                       0                 0           0                   0             0                0
---------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2001         26,949,062         8,900,983     564,410             564,410       (58,500)          50,000
SHARES ISSUED FOR
  Proprietary non-competition
    agreement                     450,000           711,000           0                   0             0                0
  Held in escrow                  700,000                 0           0                   0             0                0
  Exercise of options           2,263,500           971,200           0                   0       (15,000)         (10,000)
  Exercise of warrants            325,000           130,000           0                   0             0                0
  Subscriptions                   100,000            40,000           0                   0             0          (40,000)
Stock option compensation               0           415,685           0                   0             0                0
Shares released from escrow             0           954,582           0                   0             0                0
Dividends on preferred shares           0                 0           0                   0             0                0
Redeemed shares                         0                 0    (124,800)           (124,800)            0                0
Write-off of promissory
  note receivable                       0            (7,000)          0                   0         7,000                0
Net loss for year                       0                 0           0                   0             0                0
---------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2002         30,787,562  $     12,116,450     439,610   $         439,610   $   (66,500)  $            0
---------------------------------------------------------------------------------------------------------------------------

================================================================================
                                                   DEFICIT
                                                 ACCUMULATED
                                    OTHER        DURING THE          TOTAL
                                COMPREHENSIVE    DEVELOPMENT     STOCKHOLDERS'
                                   INCOME           STAGE      EQUITY (DEFICIT)
--------------------------------------------------------------------------------
BALANCE, JUNE 30, 2000         $       46,293   $ (5,045,856)  $      3,991,128
SHARES ISSUED FOR
  Cash on private placement                 0              0            112,480
  Exercise of options                       0              0             91,515
  Services                                  0              0             40,000
  Held in escrow                            0              0                  0
Stock option benefit                        0              0            272,207
Dividends on preferred shares               0        (30,720)           (30,720)
Share subscriptions                         0              0             50,000
Redeemed shares                             0       (100,000)          (200,000)
Foreign currency translation              (26)             0                (26)
Net loss for year                           0     (4,000,169)        (4,000,169)
--------------------------------------------------------------------------------

BALANCE, JUNE 30, 2001                 46,267     (9,176,745)           326,415
SHARES ISSUED FOR
  Proprietary non-competition
    agreement                               0              0            711,000
  Held in escrow                            0              0                  0
  Exercise of options                       0              0            946,200
  Exercise of warrants                      0              0            130,000
  Subscriptions                             0              0                  0
Stock option compensation                   0              0            415,685
Shares released from escrow                 0              0            954,582
Dividends on preferred shares               0        (26,087)           (26,087)
Redeemed shares                             0       (187,200)          (312,000)
Write-off of promissory
  note receivable                           0              0                  0
Net loss for year                           0     (3,836,191)        (3,836,191)
--------------------------------------------------------------------------------

BALANCE, JUNE 30, 2002         $       46,267   $(13,226,223)  $       (690,396)
--------------------------------------------------------------------------------


See notes to consolidated financial statements.  F-6

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(US DOLLARS)

================================================================================================================================
                                                       COMMON                       PREFERRED
                                       SHARES        STOCK AND      SHARES OF       STOCK AND
                                      OF COMMON   PAID-IN CAPITAL   PREFERRED    PAID IN-CAPITAL    PROMISSORY
                                        STOCK        IN EXCESS        STOCK         IN EXCESS         NOTES           SHARE
                                       ISSUED          OF PAR         ISSUED         OF PAR         RECEIVABLE    SUBSCRIPTIONS
--------------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2002               30,787,562   $     12,116,450    439,610   $        439,610   $   (66,500)  $            0
SHARES ISSUED FOR                                                           0
  Cash on private placement           1,684,000            842,050          0                  0             0                0
  Settlement of debt                    144,793            104,542          0                  0             0                0
  Services                              200,000            196,000          0                  0             0                0
  Exercise of options                    52,500             43,750          0                  0             0                0
  Exercise of warrants                   55,000             27,500          0                  0             0                0
Subscription received                         0                  0          0                  0             0          176,665
Stock option compensation                     0              5,460          0                  0             0                0
Settlement of lawsuit (note 9(b))             0                  0          0                  0             0           35,250
Dividends on preferred shares                 0                  0          0                  0             0                0
Net loss for year                             0                  0          0                  0             0                0
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2003               32,923,855         13,335,752    439,610            439,610       (66,500)         211,915
SHARES ISSUED FOR
  Cash on private placement           6,609,336          6,042,935          0                  0             0         (211,915)
  Cash on exercise of options            25,000             25,000          0                  0             0                0
  Settlement of lawsuit (note 8(b))      37,500             35,250          0                  0             0                0
  Services                               25,000             21,873          0                  0             0                0
  Redemption of preferred shares        415,000            415,000   (118,572)          (118,572)            0                0
  Exercise of warrants                  288,298                  0          0                  0             0                0
Shares returned to treasury for
    cancellation                       (142,140)                 0          0                  0             0                0
Stock option compensation                     0            321,275          0                  0             0                0
Dividends on preferred shares                 0                  0          0                  0             0                0
Net loss for year                             0                  0          0                  0             0                0
--------------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2004               40,181,849   $     20,197,085    321,038   $        321,038   $   (66,500)  $            0
--------------------------------------------------------------------------------------------------------------------------------

=====================================================================================
                                                        DEFICIT
                                                       ACCUMULATED
                                         OTHER        DURING THE          TOTAL
                                     COMPREHENSIVE    DEVELOPMENT     STOCKHOLDERS'
                                         INCOME          STAGE      EQUITY (DEFICIT)
-------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2002               $       46,267  $(13,226,223)  $       (690,396)
SHARES ISSUED FOR
  Cash on private placement                       0             0            842,050
  Settlement of debt                              0             0            104,542
  Services                                        0             0            196,000
  Exercise of options                             0             0             43,750
  Exercise of warrants                            0             0             27,500
Subscription received                             0             0            176,665
Stock option compensation                         0             0              5,460
Settlement of lawsuit (note 9(b))                 0             0             35,250
Dividends on preferred shares                     0       (22,060)           (22,060)
Net loss for year                                 0    (1,346,833)        (1,346,833)
-------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2003                       46,267   (14,595,116)          (628,072)
SHARES ISSUED FOR
  Cash on private placement                       0             0          5,831,020
  Cash on exercise of options                     0             0             25,000
  Settlement of lawsuit (note 8(b))               0             0             35,250
  Services                                        0             0             21,873
  Redemption of preferred shares                  0      (296,428)                 0
  Exercise of warrants                            0             0                  0
Shares returned to treasury for
    cancellation                                  0             0                  0
Stock option compensation                         0             0            321,275
Dividends on preferred shares                     0       (19,016)           (19,016)
Net loss for year                                 0    (2,543,848)        (2,543,848)
-------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2004               $       46,267  $(17,454,408)  $      3,043,482
-------------------------------------------------------------------------------------


See notes to consolidated financial statements.  F-7

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(US DOLLARS)

===========================================================================================================================
                                                   COMMON                       PREFERRED
                                    SHARES       STOCK AND      SHARES OF       STOCK AND
                                  OF COMMON   PAID-IN CAPITAL   PREFERRED    PAID IN-CAPITAL    PROMISSORY
                                    STOCK        IN EXCESS        STOCK         IN EXCESS         NOTES          SHARE
                                    ISSUED         OF PAR         ISSUED         OF PAR         RECEIVABLE   SUBSCRIPTIONS
---------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2004            40,181,849  $     20,197,085    321,038   $        321,038   $   (66,500)  $            0
SHARES ISSUED FOR
  Settlement of debt                  44,000            55,000          0                  0             0                0
  Cashless exercise of warrants    1,713,300                 0          0                  0             0                0
  For services                       500,000           270,000          0                  0             0                0
  Redemption of preferred shares           0                 0    (12,500)           (12,500)            0                0
  Dividends on preferred shares            0                 0          0                  0             0                0
Net loss for year                          0                 0          0                  0             0                0
---------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2005            42,439,149        20,522,085    308,538            308,538       (66,500)               0
SHARES ISSUED FOR
  Exercise of options                200,000           134,000          0                  0             0                0
  Cashless exercise of warrants       35,115                 0          0                  0             0                0
  For services                       269,000           191,510          0                  0             0                0
  Exercise of warrants             1,291,168         1,080,669          0                  0             0                0
  Repayment of promissory note             0                 0          0                  0        34,000                0
  Dividends on preferred shares            0                 0          0                  0             0                0
  Stock option compensation                0           107,219          0                  0             0                0
Net loss for year                          0                 0          0                  0             0                0
---------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2006            44,234,432  $     22,035,483    308,538            308,538   $   (32,500)  $            0
---------------------------------------------------------------------------------------------------------------------------

==================================================================================
                                                     DEFICIT
                                                   ACCUMULATED
                                      OTHER        DURING THE          TOTAL
                                  COMPREHENSIVE    DEVELOPMENT     STOCKHOLDERS'
                                      INCOME          STAGE      EQUITY (DEFICIT)
----------------------------------------------------------------------------------
BALANCE, JUNE 30, 2004            $       46,267  $(17,454,408)  $      3,043,482
SHARES ISSUED FOR
  Settlement of debt                           0             0             55,000
  Cashless exercise of warrants                0             0                  0
  For services                                 0             0            270,000
  Redemption of preferred shares               0       (37,500)           (50,000)
  Dividends on preferred shares                0       (15,739)           (15,739)
Net loss for year                              0    (1,812,265)        (1,812,265)
----------------------------------------------------------------------------------

BALANCE, JUNE 30, 2005                    46,267   (19,319,912)         1,490,478
SHARES ISSUED FOR
  Exercise of options                          0             0            134,000
  Cashless exercise of warrants                0             0                  0
  For services                                 0             0            191,510
  Exercise of warrants                         0             0          1,080,669
  Repayment of promissory note                 0             0             34,000
  Dividends on preferred shares                0       (15,427)           (15,427)
  Stock option compensation                    0             0            107,219
Net loss for year                              0    (2,104,189)        (2,104,189)
----------------------------------------------------------------------------------

BALANCE, JUNE 30, 2006            $       46,267  $(21,439,528)  $        918,260
----------------------------------------------------------------------------------


See notes to consolidated financial statements.  F-8

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(US DOLLARS)

==================================================================================================================
                                                                                                   PERIOD FROM
                                                                                                FEBRUARY 12, 1996
                                                                                                   (INCEPTION)
                                                                YEARS ENDED, JUNE 30                 THROUGH
                                                         2006          2005          2004         JUNE 30, 2006
------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net loss                                           $(2,104,189)  $(1,812,265)  $(2,543,848)  $      (20,689,351)
  Adjustments to reconcile net loss to
  net cash used by operating activities
    Write-down of investment                                   0             1             0            1,250,000
    Other income                                               0       (55,462)            0             (658,305)
    Proprietary, non-competition
      agreement                                                0             0             0              711,000
    Consulting services                                  359,220         7,500        61,873            1,323,993
    Depreciation and amortization                          8,219        23,031        23,032              349,941
    Stock option compensation                            107,219             0       321,275            1,240,702
    Interest on beneficial conversion feature                  0             0             0              566,456
    Settlement of lawsuit                                      0             0             0               60,250
    Write-down of license and operating assets                 0             0             0            1,853,542
    Bad debt                                                   0             0         1,141               77,712
    Due to West Virginia University
      Research Corporation                                     0      (397,296)            0                    0
  Changes in non-cash working capital
    Due from affiliated company                                0             0             0             (116,000)
    Notes and accounts receivable                              0             0             0             (109,213)
    Inventory                                                  0             0             0              (46,842)
    Prepaid expenses                                      (4,613)       16,449       (14,247)             (14,255)
    Deferred revenue and other                                 0             0             0               (2,609)
    Accounts payable and accruals                         90,851       153,711        31,067              991,457
------------------------------------------------------------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                 (1,543,293)   (2,064,331)   (2,119,707)         (13,211,522)
------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchase of property, equipment and
    Intangibles assets                                         0             0             0             (200,935)
  Assets acquired and liabilities assumed
    on purchase of subsidiary                                  0             0             0             (129,474)
  Investment in and advances to affiliate companies            0             0             0           (2,000,000)
  License agreements                                           0             0             0             (124,835)
------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                          0             0             0           (2,455,244)
------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Redemption of preferred shares                               0       (50,000)            0              (50,000)
  Repayment of loan                                       34,000             0             0              (11,000)
  Advances from stockholders                                   0             0             0            1,078,284
  Repayments to stockholders                                   0             0             0              (94,046)
  Subscriptions received                                       0             0             0              226,665
  Proceeds from issuance of common stock               1,214,669             0     5,851,270           15,594,834
  Proceeds from convertible debentures                         0             0             0              600,000
  Share issue costs                                            0             0             0             (227,420)
------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                           1,248,669       (50,000)    5,851,270           17,117,317
------------------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN CURRENCY TRANSLATION
  ON CASH                                                      0             0             0               46,267
------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                             (294,624)   (2,114,331)    3,731,563            1,496,818
CASH, BEGINNING OF YEAR                                1,791,442     3,905,773       174,210                    0
------------------------------------------------------------------------------------------------------------------
CASH, END OF YEAR                                    $ 1,496,818   $ 1,791,442   $ 3,905,773   $        1,496,818
==================================================================================================================

Supplemental disclosure of cash flow information (note 5)


See notes to consolidated financial statements.  F-9

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(US DOLLARS)

================================================================================

1.   INCORPORATION  AND  NATURE  OF  OPERATIONS

     The Company was incorporated under the laws of the State of Nevada on February 12, 1996 and has its head office in Bellingham, Washington, USA. The Company is in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board. The Company is in the business of researching, developing and commercializing new antenna technologies.

     The Company will be devoting all of its resources to the research, development and commercialization of its antenna technologies. As a consequence, the value for the license of all other technologies was written off in 2001.

2.   SIGNIFICANT  ACCOUNTING  POLICIES

     (a)  Principles of consolidation

          These financial statements include the accounts of Integral Technologies, Inc. (a development stage company), its wholly-owned subsidiaries, Integral Vision Systems, Inc. ("IVSI"), Antek Wireless Inc. ("Antek") and Plastenna, Inc. ("Plastenna"), a Delaware corporation, and its 76.625%-owned subsidiary, Emergent Technologies Corp. ("ETC"). All intercompany balances and transactions have been eliminated.

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

     (c)  Loss per share

          Basic loss per share computations are based on the weighted average number of common shares outstanding during the year. Common share equivalents consisting of stock options and warrants are not considered in the computation of diluted loss per share because their effect would be anti-dilutive.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(US DOLLARS)

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

     (f)  Foreign currency translation

          Transactions and financial statements for the Company's operations whose functional currency is not the US dollar are translated into US dollars at the exchange rates in effect at the balance sheet dates for monetary assets and liabilities, and at historical exchange rates for non-monetary assets and liabilities. Revenue and expenses are translated at average rates for the period, except for amortization and depreciation, which are translated on the same basis as the related assets. Resulting translation gains or losses are reflected in net earnings (loss).

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

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(US DOLLARS)

================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     (i)  Financial instruments

          (i)   Fair value

                The carrying values of cash, and accounts payable and accruals approximate their fair values because of the short-term maturity of these financial instruments.

          (ii)  Interest rate risk

                The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.

          (iii) Credit risk

                The Company's financial assets that are exposed to credit risk consist primarily of cash, which is placed with major financial institutions.

          (iv)  Translation risk

                The Company translates the results of non-US operations into US currency using rates approximating the average exchange rate for the year. The exchange rate may vary from time to time. This risk is considered nominal as the Company does not incur any significant transactions in currencies other than US dollars.

     (j)  Income taxes

          The Company uses the asset and liability approach in its method of accounting for income taxes that requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance against deferred tax assets is recorded if, based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

     (k)  Stock-based compensation

          Prior to July 1, 2005, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company's employee stock options was less than the market price of the underlying common stock on the date of grant.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(US DOLLARS)

================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     (k)  Stock-based  compensation  (Continued)

          Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option pricing model, the pro forma effect on the Company's net loss and per share amounts would have been as follows:

          ========================================================================
                                                  2006      2005          2004
          ------------------------------------------------------------------------
          Net loss, as reported                   N/A   $(1,812,265)  $(2,543,848)
          Deduct:  Stock-based employee           N/A             0       136,750
            compensation expense under
            intrinsic value method included in
            reported net loss, net of related
            tax effects
          Add:  Total stock-based                 N/A      (326,000)      (14,159)
            compensation expense
            determined under fair value
            based method for all awards, net
            of related tax effects
          ------------------------------------------------------------------------

          Net loss, pro-forma                     N/A   $(2,138,265)  $(2,421,257)
          ========================================================================

          Net loss per share, as reported         N/A   $     (0.04)  $     (0.07)
          Deduct:  Stock-based employee           N/A          0.00          0.00
            compensation expense under
            intrinsic value method included in
            reported net loss, net of related
            tax effects
          Add:  Total stock-based                 N/A         (0.01)         0.00
            compensation expense
            determined under fair value
            based method for all awards, net
            of related tax effects
          ------------------------------------------------------------------------

          Net loss per share, pro-forma           N/A   $     (0.05)  $     (0.07)
          ========================================================================

          Effective July 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, "Share-Based Payments", using the modified retrospective transition method for the current fiscal year.

          The fair value for options granted was estimated at the date of grant using the Black-Scholes option pricing model. During the year ended June 30, 2006, the Company recorded stock-based compensation of $107,219 (2005 - $Nil; 2004 - $321,275) as consulting expense.

          During the 2006 fiscal year, the Company extended the expiry date of 1,295,000 options. These options have been re-measured resulting in $91,424 additional compensation expense recognized in the year.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(US DOLLARS)

================================================================================

2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (k)  Stock-based  compensation  (Continued)

          The fair value of each option grant is calculated using the following weighted average assumptions:

          =============================================
                                  2006    2005    2004
          ---------------------------------------------
          Expected life (years)      2       1       1
          Interest rate           3.00%   3.45%   3.50%
          Volatility             59.09%  75.00%  72.50%
          Dividend yield          0.00%   0.00%   0.00%
          =============================================

          Option pricing models require the input of highly subjective assumptions including the expected price volatility. The subjective input assumptions can materially affect the fair value estimate, and therefore, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's stock option.

     (l)  Comprehensive  income

          Other comprehensive income includes revenues and expenses and unrealized gains and losses that under accounting principles generally accepted in the United States of America are excluded from net income
          (loss) and are recorded directly as an adjustment to stockholders' equity, net of tax. When the unrealized gains and losses are realized they are reclassified from other comprehensive income and included in net income. The Company's other comprehensive income (loss) is comprised of gains and losses from foreign currency translation adjustments. As at June 30, 2006, the Company has comprehensive income of $46,267 that relates to foreign operations the Company had in the past. The Company's operations in the foreign jurisdiction were integrated into the main operations of the Company therefore no further comprehensive gains or losses have been incurred.

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

          (ii) FAS 153, Exchanges of Non-Monetary Assets. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this statement should be applied prospectively. There is no impact on the Company's financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(US DOLLARS)

================================================================================

2.   SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)

     (m)  Recent accounting pronouncements (Continued)

          (iii) In December 2004, the FASB issued Statement No. 123
                (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the Company's current accounting under APB 25. SFAS 123(R) is effective for all annual periods beginning after June 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to the adoption of SFAS 123(R). The Company adopted SFAS 123(R) in the first quarter of fiscal 2006.

3.   PROPERTY  AND  EQUIPMENT

     ======================================================
                                           2006      2005
     ------------------------------------------------------
     Machinery, furniture and equipment  $148,940  $148,940
     Computer hardware and software        39,419    39,419
     Moulds                                 4,800     4,800
     ------------------------------------------------------

                                          193,159   193,159
     Less:  Accumulated depreciation      193,159   184,940
     ------------------------------------------------------

                                         $      0  $  8,219
     ======================================================

4.   STOCKHOLDERS'  EQUITY  (DEFICIT)

     (a)  Common stock

          (i)  During the year ended June 30, 2005, the Company:

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

          (ii) During the year ended June 30, 2006, the Company

               (a) Issued 19,000 shares for services in the amount of $29,010.
               (b) Issued 250,000 shares as partial consideration for consulting services to be provided over 12 months. These shares have been recorded at a value of $162,500 representing the market value of the shares at the date of issuance. The amount was recorded as a prepaid expense to be amortized over the term of the contract.
               (c) Issued 1,291,168 shares in the amount of $1,080,669 on exercise of warrants.
               (d)  Issued 35,115 shares on exercise of cashless warrants.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(US DOLLARS)

================================================================================

4.   STOCKHOLDERS'  EQUITY  (DEFICIT)  (Continued)

     (b)  Preferred stock

          The preferred stock may be issued in one or more series. The distinguishing features of each series including preference, rights and restriction are to be determined by the Company's Board of Directors upon the establishment of each such series.

          During the year ended June 30, 2000, the Company designated 1,000,000 of its authorized 20,000,000 preferred shares as Series A Convertible Preferred Stock with a par value of $0.001 each and a stated value and liquidation preference of $1.00 per share. Cumulative dividends are accrued at the rate of 5% annually, payable at the option of the Company. The shares may be converted to restricted shares of common stock at the average trading price ten days prior to conversion, and are entitled to votes equal to the number of shares of common stock into which each series of preferred stock may be converted. Each Series A Convertible Preferred Stock may be redeemed by the Company for $1.50 each within one year after the date of issue, and for $2.00, $2.50, $3.00 and $3.50 per share in each of the subsequent four years after the date of issue. The Company may, at its discretion, redeem the shares at a price higher than stipulated herein.

          During the year ended June 30, 2000, the Company agreed to settle $383,228 of accounts payable and $281,182 of long-term debt, both amounts owed to officers and directors of the Company, by issuing 664,410 shares of Series A convertible preferred stock at a par value of $0.001 and a stated value of $1.00 per share.

     (c)  Stock options

          In January 2001 the Company adopted the "Integral Technologies, Inc. 2001 Stock Plan" (the "2001 Plan"), a non-qualified stock option plan under which the Company may issue up to 2,500,000 stock options and stock bonuses of common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company. This plan was amended December 2001 to increase the number of common share options that may be granted from 2,500,000 to 3,500,000 stock options. As at June 30, 2006, there are 19,500 options available under this plan.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(US DOLLARS)

================================================================================

4.   STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

     (c)  Stock options (Continued)

          The following table summarizes the Company's stock option activity for the years ended June 30, 2006, 2005 and 2004:

          ==============================================================
                                                               Weighted
                                                  Exercise      Average
                                     Number        Price       Exercise
                                   of Shares     Per Share       Price
          --------------------------------------------------------------

          Balance, June 30, 2003   1,907,500   $0.40 to $1.50  $    0.94
          Granted during the year    255,000   $         1.00  $    1.00
          Cancelled                 (175,000)  $0.65 to $1.50  $    0.77
          Exercised                 (440,000)  $         1.00  $    1.00
          --------------------------------------------------------------

          Balance, June 30, 2004   1,547,500   $0.64 to $1.50  $    0.94
          Granted during the year  1,000,000   $         0.50  $    0.50
          Cancelled                 (102,500)  $0.65 to $1.50  $    0.77
          Exercised                        0   $         0.00  $    0.00
          --------------------------------------------------------------

          Balance, June 30, 2005   2,445,000   $0.50 to $1.16  $    0.76
          Granted during the year     50,000   $         0.40  $    0.40
          Cancelled                        0   $         0.00  $    0.00
          Exercised                 (200,000)  $0.40 to $1.00  $    0.67
          ==============================================================

          Balance, June 30, 2006   2,295,000   $0.40 to $1.16  $    0.76
          ==============================================================

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(US DOLLARS)

================================================================================

4.   STOCKHOLDERS'  EQUITY  (DEFICIT)  (Continued)

     (c)  Stock options (Continued)

          The following summarizes the options outstanding and exercisable at June 30, 2006 and 2005 all of which were fully vested at these dates:

          =======================================================
                                Exercise     Number of   Shares
          Expiry Date            Price         2006       2005
          -------------------------------------------------------
          August 31, 2006    $0.65 to $1.16    880,000  1,030,000
          December 31, 2007  $         1.00    415,000    415,000
          June 30, 2010      $         0.50  1,000,000  1,000,000
          -------------------------------------------------------
          Total              $0.40 to $1.16  2,295,000  2,445,000
          =======================================================

          Pursuant to the 2001 Plan:

          (i) The expiry date of 415,000 options was extended to December 31, 2007 and 880,000 options were extended to August 31, 2006, and subsequent to year end, to August 31, 2007.

          (ii) During the year ended June 30, 2003, the Company granted a total of 1,230,000 stock options to officers, directors and key employees at an exercise price of $1.00 per common share. Of these options, 400,000 fully vested at the date of grant, and 830,000 vested January 1, 2003 and expire December 31, 2005. During the year ended June 30, 2006, the expiry date of 415,000 of these options was extended to December 31, 2007.

          In April 2003, the Company adopted the "Integral Technologies, Inc. 2003 Stock Plan" (the "2003 Plan"), a non-qualified stock option plan under which the Company may issue up to 1,500,000 stock options. As of June 30, 2005, no options have been granted with respect to this plan.

          During the year ended June 30, 2005, the Company granted a total of 1,000,000 stock options to an employee at an exercise price of $0.50 per common share. All options are fully vested at the date of grant and expire June 30, 2010.

          During the year ended June 30, 2006, the Company granted a total of 50,000 stock options to a consultant at an exercise price of $0.40 per common share. All options are fully vested at the date of grant and expire December 31, 2007.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(US DOLLARS)

================================================================================

4.   STOCKHOLDERS'  EQUITY  (DEFICIT)  (Continued)

     (d)  Stock purchase warrants

          At June 30, 2006 and 2005, the following stock purchase warrants were outstanding:

          ============================================================
                                Exercise        Number of Shares
          Expiry Date            Price         2006          2005
          ------------------------------------------------------------
          November 10, 2005  $1.19 to $1.69          0     45,496
          November 29, 2005  $         0.50          0    842,000  *
          June 30, 2006      $         1.00          0    449,170  **
          ------------------------------------------------------------
          Total              $ Nil to $1.19          0  1,336,666
          ============================================================

          * During the 2006 fiscal year, the expiry date of these warrants was extended to November 29, 2005 from the previous November 1, 2004 expiry date.

          ** Subsequent to the year-end, the expiry date of these warrants was extended from September 25, 2005 to June 30, 2006.

     (e)  Promissory notes receivable at June 30, 2006 includes:

          (i)  $17,500 (2005 - $31,500) due on exercise of 210,000 stock options, interest at 10% per annum, due November 1, 2002, subsequently extended to June 30, 2003.

          (ii) $Nil (2005 - $20,000) due on exercise of 100,000 stock options, interest at 8% per annum due June 6, 2002.

          (iii) $15,000 (2005 - $15,000) due on exercise of 23,000 stock options, interest at 10% per annum due June 30, 2003.

          As at June 30, 2006, $34,000 of these notes had been collected. Shares issued on exercise of options are restricted for trading. The restrictions will not be removed until the respective notes are paid to the Company.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(US DOLLARS)

================================================================================

5.   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     =================================================================================================
                                                                                         PERIOD FROM
                                                                                        FEBRUARY 12,
                                                                                            1996
                                                                                         (INCEPTION)
                                                        YEARS E     NDED    JUNE 30,       Through
                                                          2006      2005      2004      JUNE 30, 2006
     ------------------------------------------------------------------------------------------------
     SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
     SHARES ISSUED
       For redemption of preferred shares               $      0  $      0  $ 415,000  $       415,000
       For property and equipment                       $      0  $      0  $       0  $        23,000
       For proprietary agreement                        $      0  $      0  $       0  $       711,000
       For settlement of accounts payable               $      0    55,000  $       0  $       228,742
       For services (provided by officers
         and directors)                                 $      0  $      0  $       0  $       120,000
       For settlement of lawsuit                        $      0  $      0  $       0  $        15,000
       For services                                     $191,510  $270,000  $  61,873  $       696,784
       For acquisition of subsidiary                    $      0  $      0  $       0  $       894,200
     SUPPLEMENTAL CASH FLOW INFORMATION
       Interest paid                                    $      0  $      0  $       0  $        81,111
       Income tax paid                                  $      0  $      0  $       0  $             0
     =================================================================================================

6.   RELATED PARTY TRANSACTIONS

     (a) Accounts payable at June 30, 2006 includes $7,870 (2005 - $10,727; 2004 - $29,290) due to two directors and officers of the Company.

     (b)  The Company incurred $360,000 (2005 - $430,000; 2004 - $340,000)
          for wages paid to two directors and officers of the Company.

     (c) The Company incurred $Nil (2005 - $Nil; 2004 - $37,000) for interest paid to two directors and officers of the Company.

     (d)  Promissory notes receivable at June 30, 2006 includes $32,500
          (2005 - $46,500) for advances made by the Company to an officer of the Company.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(US DOLLARS)

================================================================================

7.   INCOME TAXES

     Deferred income taxes reflect the tax effect of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred income tax assets are as follows:

     ===========================================================================
                                            2006          2005          2004
     ---------------------------------------------------------------------------
     Deferred income tax assets
       Net operating loss and credit
         Carry-forwards                 $ 5,738,000   $ 5,300,000   $ 4,700,000
     Excess of tax value of long-term
       investments and licenses over
       net book value                       254,000       692,000       692,000
     Accrued liabilities                      5,000         5,000       144,000
     Temporary differences on property
       and equipment depreciation            (3,000)       (3,000)       (3,000)
     ---------------------------------------------------------------------------

     Gross deferred tax assets            5,994,000     5,994,000     5,533,000
     Valuation allowance                 (5,994,000)   (5,994,000)   (5,533,000)
     ---------------------------------------------------------------------------

                                        $         0   $         0   $         0
     ===========================================================================

     As at June 30, 2006, the Company's net operating loss carry-forwards for income tax purposes were approximately $17,512,000 (2005 - $15,500,000; 2004 - $13,300,000). If not utilized, they will start to expire in 2012.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2006, 2005 AND 2004
(US DOLLARS)

================================================================================

8.   SETTLEMENT  OF  LAWSUIT

     (a) During the year ended June 30, 2005, the Company settled all past and present claims that the Company and Mr. James Smith and his personal company, Integral Concepts, Inc., have against each other. All parties will release all claims against each other. In addition, Mr. Smith will return to the Company 40,000 shares of its common stock.

     (b)  As part of a global settlement, the Company, West Virginia
          University (WVU) and West Virginia University Research Corp. ("WVURC") have mutually agreed to release all past and present claims that each has against each other under the following terms:

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

          In return, the Company issued 40,000 restricted shares of its common stock to WVU.

          As a result of this settlement, the Company reversed a prior accrual of $397,296 and $21,492 previously included in accounts payable and accruals.

9.   SUBSEQUENT  EVENTS

     On September 15, 2006, the Company closed a private placement of 1,180,537 units consisting of common stock at $2.00 per share and warrants to purchase 590,269 shares of common stock within two years at an exercise price of $2.50 per share, provide that in the event that the average closing bid price of a share of the Company's common stock exceeds $4.50 for ten consecutive trading days, the Company has the right to redeem the warrants for $.01 per share of common stock purchasable hereunder, upon thirty days written notice (the Holder shall have the right to exercise the warrant in accordance with its terms prior to the expiration of the thirty day period). The purchase price attributable to the warrants was $.001 per share of common stock underlying the warrants. Aggregate proceeds from the sale of the common stock and the warrants was $2,361,664 ($2,361,074 for the common stock and $590 for the warrants). At any time commencing sixty days after the close of the offering, the Investors can require that the Company prepare and file a registration statement to register the shares of common stock (including the shares underlying the warrants) for resale by the investors. The Company also reserves the right to file such a registration statement at any time after the Closing Date on its own initiative.

                                    PART III

                        DIRECTORS AND EXECUTIVE OFFICERS

Our Company has a Board of Directors which is currently comprised of two members. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed. The members of the Board and the executive officers of our Company and their respective age and position are as follows:

                                                                     Director of
Name                 Age  Position with Company                     Company Since
----------------------------------------------------------------------------------
William S. Robinson   49  Director, Chairman, CEO and Treasurer     February 1996

William A. Ince       55  Director, President, Secretary and Chief  February 1996
                          Financial Officer


WILLIAM ROBINSON
(Chairman, CEO and Treasurer)

As a co-founder of our Company (since 1996), Mr. Robinson has been responsible since the inception of Integral for securing funding in order to ensure the ongoing operations of Integral and its subsidiaries. Together with Mr. Ince, he has been responsible for the development and implementation of corporate strategies.

Mr. Robinson brings many years of management experience in finance, banking and corporate development. Previously, he acted as a director of a number of companies involved in natural resources, sales and marketing, and computer technologies.

WILLIAM  A.  INCE
(Director,  President,  Secretary  and  Chief  Financial  Officer)

Mr. Ince, a co-founder of our Company (since 1996), is responsible, along with Mr. Robinson, for the development and implementation of corporate strategies. He is also responsible for the accounting and financial systems and record-keeping of Integral and its subsidiaries.

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

NON-EXECUTIVE  OFFICERS  /  SIGNIFICANT  EMPLOYEES

TOM  AISENBREY
(General Manager, Vice President of Product Development and Chief Technology Officer)

Mr. Aisenbrey has been with our Company since February 2001. Mr. Aisenbrey is an accomplished executive program manager with 27 years of experience in a variety of electronic industries, including design & development of multiple computer oriented products, specializing in wireless products.

AUDIT  COMMITTEE  AND  AUDIT  COMMITTEE  FINANCIAL  EXPERT  DISCLOSURE

Our Company does not have a separately-designated standing audit committee at this time because it is not required to do so. Accordingly, we do not have an audit committee financial expert.

CODE  OF  ETHICS

On September 20, 2004, the Board of Directors established a written code of ethics that applies to our senior executive and financial officers. A copy of the code of ethics is incorporated by reference as an exhibit to this annual report. In addition, a copy of the code of ethics is posted on our Company's website at www.itkg.net.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our Company's officers and directors, and persons who own more than 10% of a registered class of our Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received or written representations from certain reporting persons, we believe that, during the year ended June 30, 2006, all Section 16(a) filing requirements applicable to our officers, directors and ten percent shareholders were complied with by such persons.


                             EXECUTIVE COMPENSATION

The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to the executive officers of our Company, and other individuals for whom disclosure is required, for all services rendered in all capacities to our Company and our subsidiaries.

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, to or for Integral's Chief Executive Officer and each of the other executive officers (one person) and one non-executive officer, during the fiscal years ended June 30, 2006, 2005 and 2004.

                                           Annual Compensation
                                     ----------------------------------
        (a)                  (b)        (c)       (d)          (e)
        Name                                                  Other
        And                  Year                            Annual
     Principal              Ended     Salary     Bonus    Compensation
     Position              June 30      ($)       ($)       ($) (n5)
-----------------------------------------------------------------------
William S. Robinson,           2006  $ 180,000       -0-           -0-
Director, Chairman, CEO,       2005  $ 180,000  $ 45,000           -0-
Treasurer                      2004  $ 170,000  $ 57,110           -0-

William A. Ince,               2006  $ 180,000       -0-           -0-
Director, President,           2005  $ 180,000  $ 25,000           -0-
Secretary, CFO                 2004  $ 170,000       -0-           -0-

Thomas Aisenbrey,              2006  $ 144,000       -0-           -0-
Chief Technology Officer       2005  $ 144,000       -0-           -0-
(non-executive officer)        2004  $  98,265       -0-           -0-

                                                Long Term Compensation
                                     --------------------------------------------
                                                Awards                Payouts
                                     --------------------------------------------
        (a)                  (b)         (f)              (g)            (h)            (i)
        Name                         Restricted
        And                  Year       Stock           Shares           LTIP        All Other
     Principal              Ended     Award(s)    Underlying Options   Payouts     Compensation
     Position              June 30       ($)                             ($)            ($)
--------------------------------------------------------------------------------------------------
William S. Robinson,           2006          -0-                 -0-        -0-  $      12,890(n2)
Chairman, CEO,                 2005          -0-                 -0-        -0-  $49,926(n2,n3,n4)
Treasurer                      2004          -0-                 -0-        -0-  $  368,943(n1,n2)

William A. Ince,               2006          -0-                 -0-        -0-  $       6,650(n2)
Director, President,           2005          -0-                 -0-        -0-  $47,614(n2,n3,n4)
Secretary, CFO                 2004          -0-                 -0-        -0-  $     32,268 (n2)

Thomas Aisenbrey,              2006          -0-                 -0-        -0-               -0-
Chief Technology Officer       2005          -0-       1,000,000 (n6)       -0-               -0-
(non-executive officer)        2004          -0-                 -0-        -0-               -0-

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

(n2) A 5% dividend on the Series A Preferred Stock, payable in cash or shares of common stock at the election of the Company, had been accrued for the period from September 30, 1999 (date of issuance) to June 30, 2003, and was paid in cash during the fiscal year end June 30, 2004, with $72,513 paid to William S. Robinson and $32,268 paid to William A. Ince. For the year ended June 30, 2004, $13,536 was accrued to Mr. Robinson and $5,491 was accrued to Mr. Ince, all of which was paid in cash during the fiscal year end June 30, 2005. For the year ended June 30, 2005, $2,640 was paid in cash to Mr. Robinson during the fiscal year and an additional $7,765 was accrued to Mr. Robinson at year end, and $1,373 was paid in cash to Mr. Ince during the fiscal year and an additional $3,961 was accrued to Mr. Ince at year end. For the year ended June 30, 2006, $12,890 (includes the $7,765 accrued from the prior year) was paid in cash to Mr. Robinson during the fiscal year and an additional $5,125 was accrued to Mr. Robinson at year end, and $6,550 (includes the $3,961 accrued from the prior year) was paid in cash to Mr. Ince during the fiscal year and an additional $2,588 was accrued to Mr. Ince at year end. For purposes of the chart, only amounts actually paid are included and are shown in the year in which payments were made.

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

(n5) As permitted by the instruction to Item 402(b)(2)(iii)(C) of Regulation S-B, omitted from column (e) are perquisites and other personal benefits, securities or property, that in the aggregate do not exceed 10% of the total of annual salary and bonus reported in columns (c) and (d).

(n6) On June 17, 2005, the Company provided a Grant of Option to Thomas Aisenbrey, the Company's General Manager, Vice President of Product Development and Chief Technology Officer. Pursuant to the Grant of Option, which was not under either of the Company's formal Employee Benefit and Consulting Services Compensation Plans, Mr. Aisebrey was granted an option to acquire 1,000,000 share of common stock of the Company at an exercise price of $.50 per share, exercisable in whole or in part at any time until June 30, 2010. The exercise price per share shall automatically be adjusted down to $.001 per share in the event of a "triggering event," which is defined as the termination of employment of Mr. Aisenbrey or a change in control of the Company. A change in control of the Company shall be deemed to have occurred if there is any sale, exchange or transfer of all or substantially all of the assets of the Company, or if there is any merger or share exchange involving the Company, which has the result of effecting a change in control of the business through a change in management and/or officers and directors of the Company.


OPTION/SAR  GRANTS  IN  LAST  FISCAL  YEAR

The information provided in the table below provides information with respect to individual grants of stock options for the year ended June 30, 2006 to each of the persons named in the Summary Compensation Table above. Integral did not grant any stock appreciation rights for the year ended June 30, 2006.

                                        Individual Grants

           (a)                        (b)                 (c)           (d)           (e)
                                                      % of Total
                                   Number of         Options/SARS
                             Securities Underlying    Granted to
                                  Options/SARs         Employees    Exercise or
                                  Granted (#)          in Fiscal     Base Price   Expiration
          Name                                         Year (n1)       ($/Sh)        Date
--------------------------------------------------------------------------------------------
William S. Robinson,                            -0-            -0-           N/A         N/A
Chairman, CEO, Treasurer

William A. Ince, Director,                      -0-            -0-           N/A         N/A
President, Secretary, CFO

Thomas Aisenbrey,                               -0-            -0-           N/A         N/A
Chief Technology Officer
(non-executive officer)

     (n1) The percentage of total options granted in the fiscal year is based upon all options granted to eligible participants, which includes officers, directors, employees, consultants and advisors, under the Integral Technologies, Inc. 2001 Stock Plan and the Integral Technologies, Inc. 2003 Stock Plan during the year ended June 30, 2006.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

The information provided in the table below provides information with respect to each exercise of stock options during most recent fiscal year ended June 30, 2006 by the persons named in the Summary Compensation Table and the fiscal year end value of unexercised options.

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

William S. Robinson             -0-        N/A                 -0-/-0-             -0-/-0-
Director, Chairman,
CEO, Treasurer

William A. Ince                 -0-        N/A        415,000 (n2)/-0-  $      576,850/-0-
Director, President,
Secretary, CFO

Thomas Aisenbrey,               -0-        N/A      1,445,000 (n3)/-0-  $    2,578,550/-0-
Chief Technology
Officer (non
executive officer)

     (n1) The aggregate dollar values in columns (c) and (e) are calculated by determining the difference between the fair market value of the common stock underlying the options and the exercise price of the options at exercise or fiscal year end, respectively. The fair market value of the common stock on June 30, 2006 was $2.39 per share (based on the closing bid price).

     (n2) Mr. Ince holds 415,000 options with an exercise price of $1.00 per share. In December 2005, the expiration date of these options was extended until December 31, 2007.

     (n3) Mr. Aisenbrey holds 1,000,000 options with an exercise price of $.50 per share, 200,000 options with an exercise price of $.65 per share, and 245,000 options with an exercise price of $.1.00 per share. The expiration date of the $.50 options is June 30, 2010. In August 2006, the expiration dates of the $.65 options and the $1.00 options were extended until August 31, 2007.

LONG-TERM  INCENTIVE  PLANS  ("LTIP")  -  AWARDS  IN  LAST  FISCAL  YEAR

This table has been omitted, as no executive officers named in the Summary Compensation Table above received any awards pursuant to any LTIP during the fiscal year ended June 30, 2006.

COMPENSATION OF DIRECTORS

No compensation was paid by Integral to its Directors for any service provided as a Director during the fiscal year ended June 30, 2006. There are no other formal or informal understandings or arrangements relating to compensation; however, Directors may be reimbursed for all reasonable expenses incurred by them in conducting Integral's business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.

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

EMPLOYEE  BENEFIT  AND  CONSULTING  SERVICES  COMPENSATION  PLANS

As of June 30, 2006, Integral had two Employee Benefit and Consulting Services Compensation Plans in effect.

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

    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                               STOCKHOLDER MATTERS

COMMON  STOCK

The following table sets forth, as of September 15, 2006 the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral's common stock, each director and executive officer individually and all directors and executive officers of Integral as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

==========================================================================================================
Name and Address of                               Amount and Nature of Beneficial
Beneficial Owner (n1)                                    Ownership(n1)(n2)          Percent of Class (n3)
------------------------------------------------  --------------------------------  ----------------------
Executive Officers and Directors:
------------------------------------------------  --------------------------------  ----------------------
William S. Robinson (n4)                                                 2,323,533                   5.1%
#3 1070 West Pender St.
Vancouver, B.C.  V6E 2N7
------------------------------------------------  --------------------------------  ----------------------
William A. Ince (n5)                                                     2,128,833                   4.7%
805 W. Orchard Dr., Suite #7
Bellingham, WA  98225
------------------------------------------------  --------------------------------  ----------------------

------------------------------------------------  --------------------------------  ----------------------
All executive officers and directors as a group                          4,452,366                   9.7%
(2 persons)
------------------------------------------------  --------------------------------  ----------------------

------------------------------------------------  --------------------------------  ----------------------
5% Beneficial Owners:
------------------------------------------------  --------------------------------  ----------------------
Wellington Management Company, LLP (n6)                                  4,334,100                   9.5%
75 State Street, Boston, MA  02109
==========================================================================================================

(n1) Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(n2) Includes vested options beneficially owned but not yet exercised and outstanding, if any. The table does not include the effects of conversion by Mr. Robinson and Mr. Ince of their shares of Series A Convertible Preferred Stock ("Series A"), which are convertible into shares of common stock at a conversion rate that varies with the market price of the common stock at the time of conversion. The conversion rate is determined by dividing the number of shares of Series A being converted by the average of the high and low bid prices of Integral's common stock reported by the OTC Bulletin Board over the ten trading days preceding the date of conversion. Mr. Robinson owns 204,975 shares of Series A and Mr. Ince owns 103,563 shares of Series A. As of September 15, 2006, the conversion rate was $3.79 per share, so Mr. Robinson's 204,975 shares of Series A were convertible into 54.083 shares of common stock, and Mr. Ince's 103,563 shares of Series A were convertible into 27,325 shares of common stock. The actual number of shares of common stock receivable by Messrs. Robinson and Ince upon conversion of the Series A would depend on the actual conversion rate in effect at the time of conversion.

(n3) Based upon 45,439,969 shares issued and outstanding, plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(n4) Mr. Robinson is an executive officer and director of Integral and each of its subsidiaries. Beneficial ownership figure includes an aggregate of 150,000 shares held in the names of his spouse and his two minor children.

(n5) Mr. Ince is an executive officer and director of Integral and each of its subsidiaries. Beneficial ownership figure includes 415,000 shares underlying options.

(n6) Wellington Management Company, LLP, has included the following information in its Schedule 13G filing with the Securities and Exchange Commission: (a) Wellington, in its capacity as investment adviser, may be deemed to beneficially own 4,334,100 shares of the Company which are held of record by clients of Wellington; (b) those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities; and (c) no such client is known to have such right or power with respect to more than five percent of this class of securities.

SERIES  A  CONVERTIBLE  PREFERRED  STOCK

The following table sets forth, as of September 15, 2006, the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral's Series A Convertible Preferred Stock, each Officer and Director individually and all Directors and Officers of Integral as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

============================================================================================
Name and Address of                            Amount and Nature of
Beneficial Owner (n1)                        Beneficial Ownership(n1)  Percent of Class (n2)
-------------------------------------------  ------------------------  ---------------------
William S. Robinson (n3)
#3 1070 West Pender St
Vancouver, B.C.  V6E 2N7                                      204,975                  66.4%
-------------------------------------------  ------------------------  ---------------------
William A. Ince (n4)
805 W. Orchard Dr., Suite #3
Bellingham, WA  98225                                         103,563                  33.6%
===========================================  ========================  =====================
All officers and directors of Integral as a
group (2 persons)                                             308,538                   100%
============================================================================================

(n1) Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(n2) Based upon 308,538 Series A Convertible Preferred shares issued and outstanding.

(n3) Mr. Robinson is an executive officer and director of Integral and each of its subsidiaries.

(n4) Mr. Ince is an executive officer and director of Integral and each of its subsidiaries.

EQUITY COMPENSATION PLAN INFORMATION

The following information concerning the Company's equity compensation plans is

---------------------------------------------------------------------------------------------------------------------
                            Number of securities to be         Weighted-average             Number of securities
                              issued upon exercise of     exercise price of options,   available for future issuance
                               outstanding options,          warrants and rights         under equity compensation
                                warrants and rights                                     plans (excluding securities
                                                                                          reflected in column (a))

   Plan category                        (a)                          (b)                            (c)
--------------------------  ---------------------------  ----------------------------  ------------------------------
Equity compensation
plans approved by security
holders                     N/A                          N/A                           N/A
--------------------------  ---------------------------  ----------------------------  ------------------------------
Equity compensation
plans not approved by
security holders            2,295,000                    $0.75                         1,519,500
--------------------------  ---------------------------  ----------------------------  ------------------------------

Total                       2,295,000                    $0.75                         1,519,500
---------------------------------------------------------------------------------------------------------------------

As of June 30, 2006, Integral had two Employee Benefit and Consulting Services Compensation Plans in effect.

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

In addition, included in the chart is a non-plan grant of options to Thomas Aisenbrey, the Company's General Manager, Vice President of Product Development and Chief Technology Officer. On June 17, 2005, the Company provided a Grant of Option to Thomas Aisenbrey. Pursuant to the Grant of Option, Mr. Aisebrey was granted an option to acquire 1,000,000 share of common stock of the Company at an exercise price of $.50 per share, exercisable in whole or in part at any time until June 30, 2010. The exercise price per share shall automatically be adjusted down to $.001 per share in the event of a "triggering event," which is defined as the termination of employment of Mr. Aisenbrey or a change in control of the Company. A change in control of the Company shall be deemed to have occurred if there is any sale, exchange or transfer of all or substantially all of the assets of the Company, or if there is any merger or share exchange involving the Company, which has the result of effecting a change in control of the business through a change in management and/or officers and directors of the Company.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the last two fiscal years, our Company entered into the following transactions in which our officers and directors have a material interest:

(a) A 5% dividend on the Series A Preferred Stock is payable in cash or shares of common stock at the election of the Company. William S. Robinson and William A. Ince each own shares of Series A Preferred Stock. For the year ended June 30, 2005, $2,640 was paid in cash to Mr. Robinson during the fiscal year and an additional $7,765 was accrued to Mr. Robinson at year end, and $1,373 was paid in cash to Mr. Ince during the fiscal year and an additional $3,961 was accrued to Mr. Ince at year end. For the year ended June 30, 2006, $12,890
(includes the $7,765 accrued from the prior year) was paid in cash to Mr. Robinson during the fiscal year and an additional $5,125 was accrued to Mr. Robinson at year end, and $6,550 (includes the $3,961 accrued from the prior year) was paid in cash to Mr. Ince during the fiscal year and an additional $2,588 was accrued to Mr. Ince at year end.

(b) During the fiscal year ended June 30, 2004, the Board of Directors authorized the payment of accrued interest on amounts since July 1, 2001 for loans made to the Company by officers and directors, at an average annual interest rate of 8%. A total of $15,000 was accrued to William S. Robinson and a total of $22,000 was accrued to William A. Ince at June 30, 2004, all of which was paid during the fiscal year end June 30, 2005.

(c) In January 2005, the Board of Directors authorized the redemption of an aggregate of 12,500 shares of Series A Preferred Stock (6,250 shares from William S. Robinson and 6,250 shares from William A. Ince) at a redemption price of $4.00 per share. The stated value of the Series A Preferred Stock is $1.00 per share, which resulted in a redemption premium of $3.00 per share over the stated value.

(d) On June 17, 2005, the Company provided a Grant of Option to Thomas Aisenbrey, the Company's General Manager, Vice President of Product Development and Chief Technology Officer. Pursuant to the Grant of Option, which was not under either of the Company's formal Employee Benefit and Consulting Services Compensation Plans, Mr. Aisebrey was granted an option to acquire 1,000,000 share of common stock of the Company at an exercise price of $.50 per share, exercisable in whole or in part at any time until June 30, 2010. The exercise price per share shall automatically be adjusted down to $.001 per share in the event of a "triggering event," which is defined as the termination of employment of Mr. Aisenbrey or a change in control of the Company. A change in control of the Company shall be deemed to have occurred if there is any sale, exchange or transfer of all or substantially all of the assets of the Company, or if there is any merger or share exchange involving the Company, which has the result of effecting a change in control of the business through a change in management and/or officers and directors of the Company.

The options and the underlying shares of common stock are subject to restrictions on transfer, as required by applicable federal and state securities laws. The option was not made under either of the Company's two existing equity compensation plans described under the heading "Equity Compensation Plan Information."

                                                   EXHIBITS

Exhibit No.  Description
-----------  -----------

3.03         Articles of Incorporation, as amended and currently in effect.  (Incorporated by reference to Exhibit 3.03 of Integral's quarterly report on Form 10-QSB for the period ended March 31, 2006.)

3.04         Bylaws, as amended and restated on December 31, 1997.  (Incorporated by reference to Exhibit 3.04 of
             Integral's quarterly report on Form 10-QSB for the period ended March 31, 2006.)

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

10.21        Patent License Agreement between the Company and Jasper Rubber Products, Inc. dated August 25,
             2006. (Incorporated by reference to Exhibit 10.21 of Integral's Current Report Form 8-K dated August
             25, 2006 (filed September 19, 2006).)

14.1         Code of Ethics adopted September 20, 2004. (Incorporated by reference to Exhibit 14.1 of Integral's annual report on Form 10-KSB for the period ended June 30, 2004.)

21.4         List of Subsidiaries. (Incorporated by reference to Exhibit 21.4 of Integral's annual report on Form 10
             KSB for the period ended June 30, 2004.)

31.1         Section 302 Certification by the Corporation's Chief Executive Officer.  (Filed herewith).

31.2         Section 302 Certification by the Corporation's Chief Financial Officer.  (Filed herewith).

32.1         Section 906 Certification by the Corporation's Chief Executive Officer.  (Filed herewith).

32.2         Section 906 Certification by the Corporation's Chief Financial Officer.  (Filed herewith).

                     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Company's board of directors reviews and approves audit and permissible non-audit services performed by Pannell Kerr Forster, Vancouver, Canada ("PKF"), as well as the fees charged by PKF for such services. In its review of non-audit service fees and its appointment of PKF as our Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining PKF's independence. All of the services provided and fees charged by PKF in the fiscal year ended June 30, 2006 were pre-approved by the board of directors.

AUDIT FEES

The aggregate fees billed for professional services rendered by PKF for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for fiscal years ended June 30, 2006 and 2005 were $37,500 and $35,000, respectively.

AUDIT-RELATED  FEES

There were no other fees billed by PKF during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our Company's financial statements and not reported under "Audit Fees" above.

TAX  FEES

The were no fees billed for professional services rendered by PKF for tax compliance services in fiscal years ended June 30, 2006 and 2005.

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

                                   INTEGRAL TECHNOLOGIES, INC


Dated:  September 29, 2006         /s/ William S. Robinson
                                   ---------------------------------------------
                                   William S. Robinson, Chief Executive Officer

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

     Name                           Title        Date
     ----                           -----        ----

/s/ William S. Robinson        Director          September 29, 2006
-------------------------
William S. Robinson

/s/ William A. Ince            Director          September 29, 2006
-------------------------
William A. Ince

                                                   EXHIBIT INDEX

Exhibit No.  Description
-----------  -----------

3.03         Articles of Incorporation, as amended and currently in effect.  (Incorporated by reference to Exhibit
             3.03 of Integral's quarterly report on Form 10-QSB for the period ended March 31, 2006.)

3.04         Bylaws, as amended and restated on December 31, 1997.  (Incorporated by reference to Exhibit 3.04 of
             Integral's quarterly report on Form 10-QSB for the period ended March 31, 2006.)

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

10.21        Patent License Agreement between the Company and Jasper Rubber Products, Inc. dated August 25,
             2006. (Incorporated by reference to Exhibit 10.21 of Integral's Current Report Form 8-K dated August
             25, 2006 (filed September 19, 2006).)

14.1         Code of Ethics adopted September 20, 2004. (Incorporated by reference to Exhibit 14.1 of Integral's annual report on Form 10-KSB for the period ended June 30, 2004.)

21.4         List of Subsidiaries. (Incorporated by reference to Exhibit 21.4 of Integral's annual report on Form 10
             KSB for the period ended June 30, 2004.)

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