Form 10QSB
period 2006-09-30
INTEGRAL TECHNOLOGIES INC
filed 2006-11-14
CIK 1018281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2006

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to __________

                        Commission file number: 0-28353

                          INTEGRAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
         (Exact name of small business issuer as specified in it charter)

               NEVADA                                    98-0163519
-------------------------------------      -------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF NOVEMBER 6, 2006, THE ISSUER
                                              ----------------------------------
HAD  45,439,969  SHARES  OF  $.001  PAR  VALUE  COMMON  STOCK  OUTSTANDING.
 --------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):
                                                              Yes [ ]     No [X]

                                      INDEX

                                                                           PAGE
                                                                           ----
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         INTEGRAL TECHNOLOGIES, INC.
         (A Development Stage Company)
         Consolidated Financial Statements
         September 30, 2006
         (U.S. Dollars)
         (Unaudited)

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

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
SEPTEMBER 30
(US DOLLARS)

============================================================================================
                                                               SEPTEMBER 30,     JUNE 30,
                                                                   2006            2006
--------------------------------------------------------------------------------------------
                                                                (unaudited)
ASSETS

CURRENT
  Cash                                                        $    3,464,548   $  1,496,818
  Prepaid expenses                                                    81,785        109,045
--------------------------------------------------------------------------------------------

TOTAL ASSETS                                                  $    3,546,333   $  1,605,863
============================================================================================

LIABILITIES

CURRENT
  Accounts payable and accruals                               $      585,483   $    687,603
--------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                            585,483        687,603
--------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
PREFERRED STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001
  Par Value
    20,000,000  shares authorized
      308,538  (2006 - 308,538) issued and outstanding               308,538        308,538
COMMON STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001
  Par Value
    150,000,000  shares authorized
      45,439,969  (2006 - 44,234,432) issued and outstanding      24,422,124     22,035,483
PROMISSORY NOTES RECEIVABLE                                          (29,737)       (32,500)
OTHER COMPREHENSIVE INCOME                                            46,267         46,267
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                 (21,786,342)   (21,439,528)
--------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                         2,960,850        918,260
--------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    3,546,333   $  1,605,863
============================================================================================

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(US DOLLARS)

=========================================================================================
                                                                            PERIOD FROM
                                                                            FEBRUARY 12,
                                                                               1996
                                                  THREE MONTHS ENDED       (INCEPTION) TO
                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                  2006          2005            2006
-----------------------------------------------------------------------------------------
REVENUE                                       $         0   $         0   $       249,308
COST OF SALES                                           0             0           216,016
-----------------------------------------------------------------------------------------

                                                        0             0            33,292
-----------------------------------------------------------------------------------------

OTHER INCOME                                       38,890             0           699,291
-----------------------------------------------------------------------------------------

EXPENSES
  Salaries and benefits                           127,897       124,840         5,261,039
  Consulting                                      104,226       184,100         3,860,835
  Legal and accounting                             67,429        78,663         3,577,488
  General and administrative                       38,213        28,489           936,104
  Travel and entertainment                         19,541        20,176         1,101,795
  Telephone                                        10,967         6,149           377,222
  Rent                                              9,459         9,186           366,814
  Bank charges and interest, net                    3,882           177           181,270
  Advertising                                         224             0           320,490
  Research and development                              0             0           847,459
  Settlement of lawsuit                                 0             0            45,250
  Remuneration pursuant to proprietary,
    non-competition agreement                           0             0           711,000
  Financing fees                                        0             0           129,043
  Write-off of investments                              0             0         1,250,000
  Interest on beneficial conversion feature             0             0           566,456
  Write-down of license and operating assets            0             0         1,855,619
  Bad debts                                             0             0            52,613
  Amortization                                          0         5,758           324,386
-----------------------------------------------------------------------------------------

                                                  381,838       457,538        21,764,883
-----------------------------------------------------------------------------------------

NET LOSS FOR PERIOD                           $   342,948   $   457,538   $    21,032,300
=========================================================================================

LOSS PER COMMON SHARE                         $     (0.01)  $     (0.01)
=========================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                           44,431,188    42,439,149
=========================================================================================

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)
(US DOLLARS)

========================================================================================================================
                                                  COMMON                     PREFERRED
                                   SHARES       STOCK AND      SHARES OF     STOCK AND
                                 OF COMMON   PAID-IN CAPITAL   PREFERRED  PAID IN-CAPITAL    PROMISSORY
                                   STOCK        IN EXCESS        STOCK       IN EXCESS         NOTES          SHARE
                                   ISSUED         OF PAR        ISSUED         OF PAR        RECEIVABLE   SUBSCRIPTIONS
------------------------------------------------------------------------------------------------------------------------
BALANCE, JUNE 30, 2005           42,439,149  $     20,522,085    308,538  $        308,538  $   (66,500)  $            0
SHARES ISSUED FOR
  Exercise of options               200,000           134,000          0                 0            0                0
  Cashless exercise of warrants      35,115                 0          0                 0            0                0
  For services                      269,000           191,510          0                 0            0                0
  Exercise of warrants            1,291,168         1,080,669          0                 0            0                0
  Repayment of promissory note            0                 0          0                 0       34,000                0
  Dividends on preferred shares           0                 0          0                 0            0                0
  Stock option compensation               0           107,219          0                 0            0                0
Net loss for year                         0                 0          0                 0            0                0
------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2006           44,234,432        22,035,483    308,538           308,538      (32,500)               0
SHARES ISSUED FOR
  Exercise of options                25,000            25,000          0                 0            0                0
  Private placement               1,180,537         2,361,641          0                 0            0                0
  Repayment of promissory note            0                 0          0                 0        2,763                0
  Dividends on preferred shares           0                 0          0                 0            0                0
Net loss for period                       0                 0          0                 0            0                0
------------------------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2006      45,439,969  $     24,422,124    308,538  $        308,538  $   (29,737)  $            0
========================================================================================================================

=================================================================================
                                                    DEFICIT
                                                  ACCUMULATED
                                     OTHER        DURING THE          TOTAL
                                 COMPREHENSIVE    DEVELOPMENT     STOCKHOLDERS'
                                     INCOME          STAGE      EQUITY (DEFICIT)
=================================================================================
BALANCE, JUNE 30, 2005           $       46,267  $(19,319,912)  $      1,490,478
SHARES ISSUED FOR
  Exercise of options                         0             0            134,000
  Cashless exercise of warrants               0             0                  0
  For services                                0             0            191,510
  Exercise of warrants                        0             0          1,080,669
  Repayment of promissory note                0             0             34,000
  Dividends on preferred shares               0       (15,427)           (15,427)
  Stock option compensation                   0             0            107,219
Net loss for year                             0    (2,104,189)        (2,104,189)
---------------------------------------------------------------------------------

BALANCE, JUNE 30, 2006                   46,267   (21,439,528)           918,260
SHARES ISSUED FOR
  Exercise of options                         0             0             25,000
  Private placement                           0             0          2,361,641
  Repayment of promissory note                0             0              2,763
  Dividends on preferred shares               0        (3,866)            (3,866)
Net loss for period                           0      (342,948)          (342,948)
---------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2006      $       46,267  $(21,786,342)  $      2,960,850
=================================================================================

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(US DOLLARS)

===============================================================================================================
                                                                                                  PERIOD FROM
                                                                                                  FEBRUARY 12,
                                                                                                      1996
                                                                        THREE MONTHS ENDED       (INCEPTION) TO
                                                                           SEPTEMBER 30,          SEPTEMBER 30,
                                                                         2006         2005            2006
===============================================================================================================
OPERATING ACTIVITIES
  Net loss                                                           $ (342,948)  $ (457,538)  $   (21,032,300)
  Items not involving cash
    Write-down of investment                                                  0            0         1,250,000
    Proprietary, non-competition agreement                                    0            0           711,000
    Amortization                                                              0        5,758           349,941
    Other income                                                              0            0          (658,305)
    Consulting services and financing fees                               40,628       67,500         1,364,621
    Stock option compensation                                                 0            0         1,240,702
    Interest on beneficial conversion feature                                 0            0           566,456
    Settlement of lawsuit                                                     0            0            60,250
    Write-down of license and operating assets                                0            0         1,853,542
    Bad debts                                                                 0            0            77,712
CHANGES IN NON-CASH WORKING CAPITAL
  Due from affiliated company                                                 0            0          (116,000)
  Notes and account receivable                                                0            0          (109,213)
  Inventory                                                                   0            0           (46,842)
  Prepaid expenses                                                      (13,368)     (13,472)          (27,623)
  Other                                                                       0            0            (2,609)
  Accounts payable and accruals                                        (105,986)      71,330           885,471
---------------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                                      (421,674)    (326,422)      (13,633,197)
---------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchase of property, equipment and intangible assets                       0            0          (200,935)
  Assets acquired and liabilities assumed on purchase of subsidiary           0            0          (129,474)
  Investment purchase                                                         0            0        (2,000,000)
  License agreement                                                           0            0          (124,835)
---------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               0            0        (2,455,244)
---------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Share redemption                                                            0            0           (50,000)
  Repayments (to) from stockholders                                       2,763            0          (102,283)
  Issuance of common stock                                            2,386,641            0        17,981,475
  Advances from stockholders, net of repayments                               0            0         1,078,284
  Share issue cost                                                            0            0          (227,420)
  Subscriptions received                                                      0            0           226,666
  Proceeds from convertible debentures                                        0            0           600,000
---------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                                 2,389,404            0        19,506,722
---------------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                                0            0            46,267
---------------------------------------------------------------------------------------------------------------
INFLOW (OUTFLOW) OF CASH                                              1,967,730     (326,422)        3,464,548
CASH, BEGINNING OF PERIOD                                             1,496,818    1,791,442                 0
---------------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                                  $3,464,548   $1,465,020   $     3,464,548
===============================================================================================================

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 3006
(UNAUDITED)
(US DOLLARS)

================================================================================

1.   BASIS  OF  PRESENTATION

     These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's audited consolidated financial statements filed as part of the Company's June 30, 2006 Form 10-KSB.

     In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at September 30, 2006 and June 30, 2006 and the consolidated results of operations and the consolidated statements of cash flows for the three months ended September 30, 2006 and 2005. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   STOCKHOLDERS'  EQUITY

     On September 15, 2006, the Company closed a private placement of 1,180,537 units consisting of common stock at $2 per share and warrants to purchase 590,269 shares of common stock within two years at an exercise price of $2.50 per share, provided that in the event that the average closing bid price of a share of the Company's common stock exceeds $4.50 for ten consecutive trading days, the Company has the right to redeem the warrants for $.01 per share of common stock purchasable hereunder, upon thirty days' written notice (the holder shall have the right to exercise the warrant in accordance with its terms prior to the expiration of the thirty-day period). The purchase price attributable to the warrants was $.001 per share of common stock underlying the warrants. Aggregate proceeds from the sale of the common stock and the warrants was $2,361,641 ($2,361,074 for the common stock and $590 for the warrants). At any time commencing sixty days after the close of the offering, the investors can require that the Company prepare and file a registration statement to register the shares of common stock (including the shares underlying the warrants) for resale by the investors. The Company also reserves the right to file such a registration statement at any time after the closing date on its own initiative.

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

To date we have recorded nominal revenues from the sales of prototypes. We are still considered a development stage company for accounting purposes. From inception on February 12, 1996 through September 30, 2006, we have incurred an accumulated deficit of approximately $21.8 million.

At September 30, 2006, all of our assets were current assets of $3,546,333, consisting of cash of $3,464,548 and prepaid expenses of $81,785. All of our property and equipment has been fully depreciated.

At September 30, 2006, all of our liabilities were current liabilities of $585,483, consisting of accounts payable and accruals. Of this amount, payables for legal fees (including associated filing fees) related to patent filings accounting for approximately $495,000 of the total.

At  September  30,  2006,  total  stockholder's  equity  was  $2,960,850.

Our net loss for the quarter ended September 30, 2006 was $342,948, compared to a net loss of $457,538 in the corresponding period of the prior fiscal year, a decrease of $114,590. This substantial reduction in our net loss is primarily due to two factors: an increase in other income ($38,890 compared to $0 in the prior period) and a reduction in consulting fees ($104,226 compared to $184,100 in the prior period). The category of "other income" consists of interest income and nominal license fees.

The primary expenses during the quarter were salaries and benefits ($127,897) and consulting fees ($104,226). Consulting fees include a charge of approximately $40,000 (a non-cash expense) for shares previously issued to a consultant for services.

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

As of September 30, 2006, we had $3,464,548 in cash on hand. We received approximately $1.1 million in cash upon the exercise of outstanding warrants by warrant holders in June 2006. In September 2006, we completed a private placement of common stock and common stock purchase warrants and raised an additional $2,361,641. Accordingly, management believes that there is adequate cash on hand to fund operations over the next twelve months.

Presently, we are focusing all of our resources on the researching, developing and commercializing of our ElectriPlast(R) technologies. Our business strategy focuses on leveraging our intellectual property rights and our strengths in product design and material innovation. We are focusing our marketing efforts on securing licensing agreements for applications of our ElectriPlast(R) technologies with manufacturers of products which would benefit from the incorporation of any of the ElectriPlast(R) applications.

ElectriPlast(R) is an innovative, electrically-conductive resin-based material. The ElectriPlast(R) polymer is a compounded formulation of resin-based materials, which are conductively loaded, or doped, with a proprietary-controlled, balanced concentration of micron conductive materials, then pelletized. The conductive loading or doping within this pellet is then homogenized using conventional molding techniques and conventional molding equipment. The end result is a product that can be molded into any of the infinite shapes and sizes associated with plastics and rubbers, and is non-corrosive, but which is as electrically conductive as if it were metal.

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

SUMMARY OF RECENT BUSINESS DEVELOPMENTS

We  have  recently  completed  our  first  two  commercial  agreements.

Patent License Agreement with Heatron, Inc.
-------------------------------------------

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

Heatron paid to us a nominal up-front license fee of $1.00. Any revenue to be generated by us under the agreement will be from raw materials fees. We have not yet derived revenues from this agreement.

Patent License Agreement with Jasper Rubber Products, Inc.
----------------------------------------------------------

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

Jasper paid to us a nominal up-front license fee of $1.00. Any revenue to be generated by us under the agreement will be from raw materials fees. We have not yet derived revenues from this agreement.

ITEM 3.  CONTROLS AND PROCEDURES

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

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended September 30, 2006. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.  None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Information regarding the issuance and sale of securities without registration during the quarter ended September 30, 2006, was previously included in a Current Report on Form 8-K filed September 19, 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.

GRANT OF OPTION

On November 6 2006, we provided a Grant of Option to Thomas Aisenbrey, our Chief Technical Officer. Pursuant to the Grant of Option, Mr. Aisebrey was granted an option to acquire 1,000,000 share of common stock at an exercise price of $2.25 per share, exercisable in whole or in part at any time until June 30, 2010. The exercise price per share shall automatically be adjusted down to $.001 per share in the event of a "triggering event," which is defined as the termination of employment of Mr. Aisenbrey or a change in control of the company. A change in control of the company shall be deemed to have occurred if there is any sale, exchange or transfer of all or substantially all of the assets of the company, or if there is any merger or share exchange involving the company, which has the result of effecting a change in control of the business through a change in management and/or officers and directors of the company.

The option and the underlying shares of common stock are subject to restrictions on transfer, as required by applicable federal and state securities laws. The Grant of Option was not under either of our existing equity compensation plans (the 2001 Stock Plan and the 2003 Stock Plan).

A copy of the Grant of Option provided to Mr. Aisenbrey is attached as an exhibit to this report and is incorporated by reference herein.

CES INNOVATIONS 2007 DESIGN AND ENGINEERING AWARD

On November 8, 2006, we issued a press release to announce that our ElectriPlast(TM) technology has been selected as a recipient of a CES Innovations 2007 Design and Engineering Award in the Enabling Technologies product category. Presented by the Consumer Electronics Association (CEA) and the International Consumer Electronics Show (CES), the Innovations Awards recognize advancements in technology and engineering. This year, an independent panel of judges evaluated more than 1,000 entries from over 160 companies. A copy of the press release is attached as an exhibit hereto.

ITEM 6.  EXHIBITS.

 No.   Description
 ---   -----------
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

10.20  Patent License Agreement between the Company and Heatron, Inc. dated March 17, 2006.
       (Incorporated by reference to Exhibit 10.20 of Integral's Current Report Form 8-K dated
       March 17,2006 (filed April 11, 2006).)

10.21  Patent License Agreement between the Company and Jasper Rubber Products, Inc. dated
       August 25, 2006. (Incorporated by reference to Exhibit 10.21 of Integral's Current Report
       Form 8-K dated August 25, 2006 (filed September 19, 2006).)

10.22  Grant of Option dated November 6, 2006 between Integral and Thomas Aisenbrey. (Filed herewith.)

31.1   Section 302 Certification by the Corporation's Chief Executive Officer.  (Filed herewith).

31.2   Section 302 Certification by the Corporation's Chief Financial Officer.  (Filed herewith).

32.1   Section 906 Certification by the Corporation's Chief Executive Officer.  (Filed herewith).

32.2   Section 906 Certification by the Corporation's Chief Financial Officer.  (Filed herewith).

99.05  Press release dated November 8, 2006. (Filed herewith.)

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INTEGRAL TECHNOLOGIES, INC.


                                        By:  /s/ William S. Robinson
                                            ------------------------------------
                                             William S. Robinson,
                                             Chief Executive Officer

                                        By:  /s/ William A. Ince
                                            ------------------------------------
                                             William A. Ince,
                                             Chief Financial Officer and
                                             Principal Accounting Officer

Date:  November  14,  2006

                                  EXHIBIT INDEX

Exhibit No.  Description
-----------  -----------

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

10.22        Grant of Option dated November 6, 2006 between Integral and Thomas Aisenbrey. (Filed herewith.)

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

99.05        Press release dated November 8, 2006. (Filed herewith.)