Form 10QSB
period 2006-12-31
INTEGRAL TECHNOLOGIES INC
filed 2007-02-14
CIK 1018281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

[ ]   TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ________________ to ______________

                         Commission file number: 0-28353

                           INTEGRAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
         (Exact name of small business issuer as specified in it charter)

             NEVADA                                      98-0163519
-------------------------------------      -------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF FEBRUARY 12, 2007, THE ISSUER
                                             -----------------------------------
HAD  45,439,969  SHARES  OF  $.001  PAR  VALUE  COMMON  STOCK  OUTSTANDING.
---------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):    Yes [ ]     No [X]

                                      INDEX


                                                               PAGE
                                                               ----
PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

         INTEGRAL TECHNOLOGIES, INC.
         (A Development Stage Company)
         Consolidated Financial Statements
         December 31, 2006
         (U.S. Dollars)
         (Unaudited)

         Consolidated Balance Sheets  . . . . . . . . . . . . .F-1

         Consolidated Statement of Operations . . . . . . . .  F-2

         Consolidated Statement of Stockholders' Equity . . . .F-3

         Consolidated Statement of Cash Flows . . . . . . . .  F-4

         Notes to Consolidated Financial Statements . . . . .  F-5

Item 2.  Management's Plan of Operation.  . . . . . . . . . . . .1

Item 3.  Controls and Procedures. . . . . . . . . . . . . . . .  4

PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . .  5

Item 2.  Changes in Securities and Use of Proceeds  . . . . . . .5

Item 3.  Defaults upon Senior Securities  . . . . . . . . . . . .5

Item 4.  Submission of Matters to a Vote of Security Holders  . .5

Item 5.  Other Information  . . . . . . . . . . . . . . . . . . .5

Item 6.  Exhibits . . . . . . . . . . . . . . . . . . . . . . .  5

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . .  7

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
CONSOLIDATED  BALANCE  SHEET
(US  DOLLARS)

====================================================================================================
                                                                         DECEMBER 31,     JUNE 30,
                                                                            2006           2006
----------------------------------------------------------------------------------------------------
                                                                          (unaudited)
ASSETS


CURRENT
  Cash                                                                 $   3,090,339   $  1,496,818
  Prepaid expenses                                                            34,680        109,045
----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                           $   3,125,019   $  1,605,863
====================================================================================================

LIABILITIES

CURRENT
  Accounts payable and accruals                                        $     588,719   $    687,603
----------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                    588,719        687,603
----------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
PREFERRED STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001
  PAR VALUE
    20,000,000  shares authorized
      308,538  (June 30, 2006 - 308,538) issued and outstanding              308,538        308,538
COMMON STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001
  PAR VALUE
    150,000,000  shares authorized
      45,439,969  (June 30, 2006 - 44,234,432) issued and outstanding     25,819,614     22,035,483
PROMISSORY NOTES RECEIVABLE                                                  (29,737)       (32,500)
OTHER COMPREHENSIVE INCOME                                                    46,267         46,267
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                         (23,608,382)   (21,439,528)
----------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                 2,536,300        918,260
----------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   3,125,019   $  1,605,863
====================================================================================================

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(US DOLLARS)

===================================================================================================================
                                                                                                     PERIOD FROM
                                                                                                     FEBRUARY 12,
                                                                                                         1996
                                            THREE MONTHS ENDED             SIX MONTHS ENDED         (INCEPTION) TO
                                               DECEMBER 31,                   DECEMBER 31,            DECEMBER 31,
                                      ----------------------------  ----------------------------
                                          2006            2005            2006            2005            2006
-------------------------------------------------------------------------------------------------------------------
REVENUE                              $           0   $           0   $           0   $           0   $     249,308
COST OF SALES                                    0               0               0               0         216,016
-------------------------------------------------------------------------------------------------------------------
                                                 0               0               0               0          33,292
OTHER INCOME                                40,051           2,096          78,941           2,096         739,342
-------------------------------------------------------------------------------------------------------------------
                                            40,051           2,096          78,941           2,096         772,634
-------------------------------------------------------------------------------------------------------------------
EXPENSES

  Legal and accounting                      47,228           5,903         114,657          84,566       3,624,716
  Salaries and benefits (note 2(b))      1,428,610         122,528       1,556,507         247,368       6,689,649
  Consulting (note 2(b))                   229,823         176,058         334,049         360,158       4,090,658
  General and
    administrative                          36,700          42,939          74,914          71,428         972,805
  Travel and entertainment                  48,801          22,485          68,342          42,661       1,150,596
  Bank charges and
    interest, net                            6,918             285          10,800             462         188,188
  Rent                                      10,249           9,186          19,708          18,372         377,063
  Telephone                                 10,074           9,372          21,041          15,521         387,296
  Advertising                                  210               0             434               0         320,700
  Research and
    development                             39,611               0          39,611               0         887,070
  Settlement of lawsuit                          0               0               0               0          45,250
  Remuneration pursuant
    to proprietary, non-
    competition agreement                        0               0               0               0         711,000
  Financing fees                                 0               0               0               0         129,043
  Write-off of investments                       0               0               0               0       1,250,000
  Interest on beneficial
    conversion feature                           0               0               0               0         566,456
  Write-down of license
    and operating assets                         0               0               0               0       1,855,619
  Bad debts                                      0               0               0               0          52,614
  Amortization                                   0           2,461               0           8,219         324,386
-------------------------------------------------------------------------------------------------------------------
                                         1,858,224         391,217       2,240,063         848,755      23,623,109
-------------------------------------------------------------------------------------------------------------------
NET LOSS FOR PERIOD                  $  (1,818,173)  $    (389,121)  $  (2,161,122)  $    (846,659)  $ (22,850,475)
===================================================================================================================

LOSS PER SHARE                       $       (0.04)  $       (0.01)  $       (0.05)  $       (0.02)
===================================================================================================================

WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES OUTSTANDING                    45,414,969      42,439,149      44,920,940      42,439,149
===================================================================================================================

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
(US DOLLARS)

========================================================================================================================
                                                  Common                     Preferred
                                   Shares       Stock and      Shares of     Stock and
                                 of Common   Paid-in Capital   Preferred  Paid in-Capital    Promissory
                                   Stock        in Excess        Stock       in Excess         Notes          Share
                                   Issued         of Par        Issued         of Par        Receivable   Subscriptions
------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2005           42,439,149  $     20,522,085    308,538  $        308,538  $   (66,500)  $            0
SHARES ISSUED FOR
  Exercise of options               200,000           134,000          0                 0            0                0
  Cashless exercise of warrants      35,115                 0          0                 0            0                0
  For services                      269,000           191,510          0                 0            0                0
  Exercise of warrants            1,291,168         1,080,669          0                 0            0                0
  Repayment of promissory note            0                 0          0                 0       34,000                0
  Dividends on preferred shares           0                 0          0                 0            0                0
  Stock option compensation               0           107,219          0                 0            0                0
Net loss for year                         0                 0          0                 0            0                0
------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2006           44,234,432        22,035,483    308,538           308,538      (32,500)               0
SHARES ISSUED FOR
  Exercise of options                25,000            25,000          0                 0            0                0
  Private placement               1,180,537         2,361,641          0                 0            0                0
  Repayment of promissory note            0                 0          0                 0        2,763                0
  Dividends on preferred shares           0                 0          0                 0            0                0
  Stock option compensation               0         1,397,490          0                 0            0                0
Net loss for period                       0                 0          0                 0            0                0
------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2006       45,439,969  $     25,819,614    308,538  $        308,538  $   (29,737)  $            0
========================================================================================================================

=================================================================================
                                                    Deficit
                                                  Accumulated
                                     Other        During the          Total
                                 Comprehensive    Development     Stockholders'
                                     Income          Stage      Equity (Deficit)
---------------------------------------------------------------------------------

BALANCE, JUNE 30, 2005           $       46,267  $(19,319,912)  $      1,490,478
SHARES ISSUED FOR
  Exercise of options                         0             0            134,000
  Cashless exercise of warrants               0             0                  0
  For services                                0             0            191,510
  Exercise of warrants                        0             0          1,080,669
  Repayment of promissory note                0             0             34,000
  Dividends on preferred shares               0       (15,427)           (15,427)
  Stock option compensation                   0             0            107,219
Net loss for year                             0    (2,104,189)        (2,104,189)
---------------------------------------------------------------------------------

BALANCE, JUNE 30, 2006                   46,267   (21,439,528)           918,260
SHARES ISSUED FOR
  Exercise of options                         0             0             25,000
  Private placement                           0             0          2,361,641
  Repayment of promissory note                0             0              2,763
  Dividends on preferred shares               0        (7,732)            (7,732)
  Stock option compensation                   0             0          1,397,490
Net loss for period                           0    (2,161,122)        (2,161,122)
---------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2006       $       46,267  $(23,608,382)  $      2,536,300
=================================================================================

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(US DOLLARS)

========================================================================================================
                                                                                          PERIOD FROM
                                                                                          FEBRUARY 12,
                                                                                              1996
                                                                SIX MONTHS ENDED         (INCEPTION) TO
                                                                   DECEMBER 31,           DECEMBER 31,
                                                          ----------------------------
                                                                2006           2005            2006
========================================================================================================
OPERATING ACTIVITIES
  Net loss                                                $  (2,161,122)  $    (846,659)  $ (22,850,475)
  Items not involving cash
    Write-down of investment                                          0               0       1,250,000
    Proprietary, non-competition agreement                            0               0         711,000
    Amortization                                                      0           8,219         349,941
    Other income                                                      0               0        (658,305)
    Consulting services and financing fees                       81,254         135,000       1,405,247
    Stock option compensation                                 1,397,490               0       2,638,192
    Interest on beneficial conversion feature                         0               0         566,456
    Settlement of lawsuit                                             0               0          60,250
    Write-down of license and operating assets                        0               0       1,853,542
    Bad debts                                                         0               0          77,712
CHANGES IN NON-CASH WORKING CAPITAL
  Due from affiliated company                                         0               0        (116,000)
  Notes and accounts receivable                                       0               0        (109,213)
  Inventory                                                           0               0         (46,842)
  Prepaid expenses                                               (6,889)        (13,001)        (21,144)
  Other                                                               0               0          (2,609)
  Accounts payable and accruals                                (106,616)       (110,197)        884,842
--------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                              (795,883)       (826,638)    (14,007,406)
--------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchase of property, equipment and intangible assets               0               0        (200,935)
  Assets acquired and liabilities assumed on purchase of
    subsidiary                                                        0               0        (129,474)
  Investment purchase                                                 0               0      (2,000,000)
  License agreement                                                   0               0        (124,835)
--------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       0               0      (2,455,244)
--------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Share redemption                                                    0               0         (50,000)
  Repayments from (to) stockholders                               2,763               0        (102,283)
  Issuance of common stock                                    2,386,641               0      17,981,475
  Advances from stockholders, net of repayments                       0               0       1,078,284
  Share issue costs                                                   0               0        (227,420)
  Subscriptions received                                              0               0         226,666
  Proceeds from convertible debentures                                0               0         600,000
--------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                         2,389,404               0      19,506,722
--------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                        0               0          46,267
--------------------------------------------------------------------------------------------------------
INFLOW (OUTFLOW) OF CASH                                      1,593,521        (826,638)      3,090,339
CASH, BEGINNING OF PERIOD                                     1,496,818       1,791,442               0
--------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                       $   3,090,339   $     964,804   $   3,090,339
========================================================================================================

See notes to consolidated financial statements.

INTEGRAL  TECHNOLOGIES,  INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
SIX  MONTHS  ENDED  DECEMBER  31,  2006
(UNAUDITED)
(US  DOLLARS)

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

     In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at December 31, 2006 and June 30, 2006 and the consolidated results of operations and the consolidated statements of cash flows for the six months ended December 31, 2006 and 2005. The results of operations for the six months ended December 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   STOCKHOLDERS' EQUITY

     (a) On September 15, 2006, the Company closed a private placement of 1,180,537 units consisting of common stock at $2 per share and warrants to purchase 590,269 shares of common stock within two years at an exercise price of $2.50 per share, provided that in the event that the average closing bid price of a share of the Company's common stock exceeds $4.50 for ten consecutive trading days, the Company has the right to redeem the warrants for $0.01 per share of common stock purchasable hereunder, upon thirty days' written notice (the holder shall have the right to exercise the warrant in accordance with its terms prior to the expiration of the thirty-day period). The purchase price attributable to the warrants was $0.001 per share of common stock underlying the warrants. Aggregate proceeds from the sale of the common stock and the warrants was $2,361,641 ($2,361,074 for the common stock and $590 for the warrants). At any time commencing sixty days after the close of the offering, the investors can require that the Company prepare and file a registration statement to register the shares of common stock (including the shares underlying the warrants) for resale by the investors. The Company also reserves the right to file such a registration statement at any time after the closing date on its own initiative.

     (b) On November 3, 2006, the Company granted an option to a consultant to acquire 100,000 common shares of the Company's common stock, exercisable at a price of $1.00 per share, until the option expires on November 3, 2007.

          On November 6, 2006, the Company granted an option to an officer to acquire 1,000,000 common shares of the Company's common stock, exercisable at a price of $2.25 per share, until the option expires on June 30, 2010.

INTEGRAL TECHNOLOGIES, INC.
(A  DEVELOPMENT  STAGE  COMPANY)
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
SIX  MONTHS  ENDED  DECEMBER  31,  2006
(UNAUDITED)
(US  DOLLARS)

================================================================================

2.   STOCKHOLDERS' EQUITY (Continued)

     (b)  (Continued)

          The following table summarizes the Company's stock option activity for the period:

          ===================================================================
                                                                   Weighted
                                                      Exercise      Average
                                         Number        Price       Exercise
                                       of Shares     Per Share       Price
          -------------------------------------------------------------------
           Balance, June 30, 2006      2,295,000   $0.50 to $1.16  $    0.76
           Exercised during the period   (25,000)  $         1.00  $    1.00


           Granted during the period   1,100,000   $1.00 to $2.25  $    2.05
          -------------------------------------------------------------------


           Balance, December 31, 2006  3,370,000   $0.50 to $2.25  $    1.68
          ===================================================================

          The fair value for options granted was estimated at the date of grant using the Black-Scholes option pricing model. During the period ended December 31, 2006, the Company recorded stock-based compensation of $1,274,600 as salaries and benefits expense and $122,890 as consulting expense.

          The fair value of each option grant is calculated using the following weighted average assumptions:

          ===================================================================
           Expected life (years)                                        3.3
           Interest rate                                               3.00%
           Volatility                                                 66.13%
           Dividend yield                                              0.00%
          ===================================================================

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

To date we have recorded nominal revenues from the sales of prototypes. We are still considered a development stage company for accounting purposes. From inception on February 12, 1996 through December 31, 2006, we have incurred an accumulated deficit of approximately $23.6 million.

At December 31, 2006, all of our assets were current assets of $3,125,019, consisting of cash of $3,090,339 and prepaid expenses of $34,680. All of our property and equipment has been fully depreciated.

At December 31, 2006, all of our liabilities were current liabilities of $588,719, consisting of accounts payable and accruals. Of this amount, payables for legal fees (including associated filing fees) related to patent filings accounting for approximately $508,000 of the total.

At  December  31,  2006,  total  stockholder's  equity  was  $2,536,300.

Our net loss for the quarter ended December 31, 2006 was $1,818,173, compared to a net loss of $389,121 in the corresponding period of the prior fiscal year, an increase of $1,467,007. This substantial increase in our net loss is attributable to non-cash charges incurred under the expense categories of "salaries and benefits" and "consulting" during the quarter ended December 31, 2006: salaries and benefits included a non-cash, stock based compensation charge of $1,274,600 for a non-plan option granted to Thomas Aisenbrey, our Chief Technology Officer; and consulting included a charge of $122,890 for an option granted to a long-term consultant under our 2003 Stock Plan. In addition, consulting fees in both periods included non-cash charges for shares previously issued to a consultant for services (approximately $40,000 during the current period and approximately $67,500 in the prior period). These values were estimated at the date of grant using the Black-Scholes option pricing model.

Excluding the non-cash charges described above, total cash-related expenses for the quarter ended December 31, 2006, was $420,734, compared to $323,717, in the corresponding period of the prior fiscal year, an increase of $97,017. This increase is primarily attributable to increased costs relating to our manufacturing agreement with Jasper Rubber Products, Inc. (described below) in the categories of research and development, travel and entertainment and legal and accounting. Our net loss was partially offset by an increase in other income ($40,051 compared to $2,096 in the prior period, an increase of $37,955). The category of "other income" consists of interest income and nominal license fees.

For the six months ended December 31, 2006, our cash used in operating activities was $795,883, which was $30,755 less than the $826,638 used in the corresponding period of the prior fiscal year.

For the six months ended December 31, 2006, our cash provided by financing activities was $2,389,404, compared to $-0- in the corresponding period of the prior fiscal year.

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

As of December 31, 2006, we had $3,090,339 in cash on hand. Management believes that there is adequate cash on hand to fund operations over the next twelve months.

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

Our intellectual property portfolio consists of over ten years of accumulated research and design knowledge and trade secrets. We have sought U.S. patent protection for many of our ideas related to our ElectriPlast(R) technologies. Currently, we have filed 111 U.S. patent applications, 24 of which have been issued or allowed and are pending issuance, and 87 of which have been filed and are pending approval. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, We will continue to attempt to commercialize these technologies without the protection of patents. As patents are issued, we will have the exclusive right to use in the U.S. the design(s) described in each issued patent for the 18-year life of the patent.


SUMMARY  OF  RECENT  BUSINESS  DEVELOPMENTS

During the quarter ended December 31, 2006, we executed two new patent license agreements (ADAC Plastics, Inc. and Esprit Solutions Limited) and one manufacturing agreement. Below is a summary of each of our commercial agreements concerning our ElectriPlast(R) technology:

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

Patent  License  Agreement  with Jasper  Rubber  Products,  Inc.
---------------------------------------------------------------

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

Manufacturing  Agreement  with Jasper  Rubber  Products,  Inc.
-------------------------------------------------------------

In November 2006, we entered into a Manufacturing Agreement with Jasper Rubber Products, Inc. ("Jasper"), pursuant to which Jasper shall manufacturer for us resin-based conductive, moldable capsules incorporating our ElectriPlast(R) technology. The primary term of the agreement is five years, subject to automatic renewal or termination under certain conditions. Jasper agreed that during the term of the agreement and for a period of 12 months after its expiration or termination for any reason, Jasper will not directly or indirectly compete with us or our ElectriPlast(R) technology.

Patent  License  Agreement  with ADAC  Plastics,  Inc.  d/b/a  ADAC  Automotive.
-------------------------------------------------------------------------------

In November 2006, we entered into a Patent License Agreement with ADAC Plastics, Inc. d/b/a ADAC Automotive ("ADAC"), pursuant to which we granted to ADAC the rights to use our ElectriPlast(R) technology for use in car antennas, cup holder heating elements, driver's seat heating elements and light-emitting diode (LED) packs manufactured and sold by specified customers of ADAC. ADAC is a full-service automotive supplier dedicated to the production of door handles and components, cowl vent grilles, exterior trim, and marker lighting. Founded in 1975 as ADAC Plastics, Inc., the Grand Rapids, Mich.-based company operates facilities in North America and the United Kingdom.

We granted to ADAC a non-exclusive, non-sublicensable, non-assignable, worldwide license. The agreement will terminate upon the expiration of the last patent licensed under the agreement, or earlier under certain circumstances.

ADAC paid to us a nominal up-front license fee of $1.00. Any revenue to be generated by us under the agreement will be from raw materials fees. We have not yet derived revenues from this agreement.

Patent  License  Agreement  withEsprit  Solutions  Limited
----------------------------------------------------------

In December 2006, we entered into a Patent License Agreement with Esprit Solutions Limited ("Esprit"), pursuant to which we granted to Esprit the rights to use our ElectriPlast(R) technology for the manufacture and sale of products to Esprit's customer base in the Aero/Defense Interconnection and Protective

Components Industry. Esprit, based in the United Kingdom, specializes in high performance protective systems within the Aerospace and Defense markets.

We granted to Esprit a non-exclusive, non-sublicensable, non-assignable, worldwide license. The agreement will terminate upon the expiration of the last patent licensed under the agreement, or earlier under certain circumstances.

Esprit paid to us a nominal up-front license fee of $1.00. Any revenue to be generated by us under the agreement will be from raw materials fees. We have not yet derived revenues from this agreement.


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

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended December 31, 2006. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS.  None.

ITEM  2.  UNREGISTERED  SALES  OF  EQUITY  SECURITIES  AND  USE  OF  PROCEEDS.

In November 2006, we provided a Grant of Option to Thomas Aisenbrey, our Chief Technical Officer. Information regarding this transaction was previously included In Part II, Item 5 of our quarterly report on Form 10-QSB for the period ended September 30, 2006. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the securities. We believe that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES.  None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.  None.

ITEM  5.  OTHER  INFORMATION.

On February 12, 2007, we announced that we had entered into a Patent License Agreement with Knowles Electronics, LLC ("Knowles"), pursuant to which we granted to Knowles the rights to use our proprietary ElectriPlast(R) technology for the manufacture and sale of EMF protected molded components. The effective date of the agreement was January 18, 2007.

We also announced that Knowles has made an initial purchase of ElectriPlast(R). This initial order of $4,000 represents the first commercial order for our ElectriPlast(R) technology.

Knowles is the world's leading provider of microphones and receivers to the hearing health industry. They are credited with the miniaturization of the acoustic transducer, which has enabled the design and manufacture of smaller hearing aids. Knowles has increased the transducers' sensitivity and maximum output, helping those with even the most profound hearing loss.

As outlined in the agreement, Knowles was granted a non-exclusive, non-sublicensable, non-assignable, worldwide license. The agreement will terminate upon the expiration of the last patent licensed under the agreement. Knowles may terminate the agreement upon 30 days notice at any time. Either party may terminate the agreement for cause, subject to a 30 day cure period. We may terminate the agreement in the event Knowles institutes any legal action claiming that our patents are invalid or unenforceable, or alleging that we infringe on any Knowles patent.

Knowles paid a nominal up-front fee of $1.00 to Integral. Any revenue to be generated by us under the agreement will be from raw materials fees.

The foregoing description does not constitute a complete summary of the terms of the Patent License Agreement and reference is made to the complete text of the Patent License Agreement, a copy of which is attached as an exhibit to this report and is incorporated by reference herein.

On February 12, 2007, we issued a press release to announce the agreement with Knowles. A copy of the press release is attached as an exhibit hereto.

ITEM 6.  EXHIBITS.

No.    Description
-----  ---------------------------------------------------------------------------------------------------
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

10.22  Grant of Option dated November 6, 2006 between Integral and Thomas Aisenbrey. (Incorporated by reference to Exhibit 10.22 of Integral's Quarterly Report on Form 10-QSB for the period ended
       September 30, 2006.)

10.23  Manufacturing Agreement between Integral and Jasper Rubber Products, Inc. dated November
       22, 2006. (Incorporated by reference to Exhibit 10.23 of Integral's Current Report Form 8-K dated
       November 27, 2006 (filed December 4, 2006).)

10.24  Patent License Agreement between the Company and ADAC Plastics, Inc. d/b/a ADAC
       Automotive, dated November 28, 2006. (Incorporated by reference to Exhibit 10.24 of Integral's
       Current Report Form 8-K dated December 18, 2006 (filed December 20, 2006).)

10.25  Patent License Agreement between the Company and Esprit Solutions Limited, dated December
       18, 2006. (Incorporated by reference to Exhibit 10.25 of Integral's Current Report Form 8-K dated
       January 9, 2007 (filed January 19, 2007).)

10.26  Patent License Agreement between the Company and Knowles Electronics, LLC, dated January
       18, 2007. (Filed herewith.)

31.1   Section 302 Certification by the Corporation's Chief Executive Officer.  (Filed herewith).

31.2   Section 302 Certification by the Corporation's Chief Financial Officer.  (Filed herewith).

32.1   Section 906 Certification by the Corporation's Chief Executive Officer.  (Filed herewith).

32.2   Section 906 Certification by the Corporation's Chief Financial Officer.  (Filed herewith).

99.09  Press release dated February 12, 2007. (Filed herewith.)

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        INTEGRAL TECHNOLOGIES, INC.


                                        By:  /s/ William S. Robinson
                                             -----------------------------------
                                             William S. Robinson, Chief
                                             Executive Officer

                                        By:  /s/ William A. Ince
                                             -----------------------------------
                                             William A. Ince, Chief Financial
                                             Officer and Principal Accounting
                                             Officer

Date:  February  14,  2007

                                               EXHIBIT INDEX


No.    Description
-----  ---------------------------------------------------------------------------------------------------
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

10.22  Grant of Option dated November 6, 2006 between Integral and Thomas Aisenbrey. (Incorporated by reference to Exhibit 10.22 of Integral's Quarterly Report on Form 10-QSB for the period ended
       September 30, 2006.)

10.23  Manufacturing Agreement between Integral and Jasper Rubber Products, Inc. dated November
       22, 2006. (Incorporated by reference to Exhibit 10.23 of Integral's Current Report Form 8-K dated
       November 27, 2006 (filed December 4, 2006).)

10.24  Patent License Agreement between the Company and ADAC Plastics, Inc. d/b/a ADAC
       Automotive, dated November 28, 2006. (Incorporated by reference to Exhibit 10.24 of Integral's
       Current Report Form 8-K dated December 18, 2006 (filed December 20, 2006).)

10.25  Patent License Agreement between the Company and Esprit Solutions Limited, dated December
       18, 2006. (Incorporated by reference to Exhibit 10.25 of Integral's Current Report Form 8-K dated
       January 9, 2007 (filed January 19, 2007).)

10.26  Patent License Agreement between the Company and Knowles Electronics, LLC, dated January
       18, 2007. (Filed herewith.)

31.1   Section 302 Certification by the Corporation's Chief Executive Officer.  (Filed herewith).

31.2   Section 302 Certification by the Corporation's Chief Financial Officer.  (Filed herewith).

32.1   Section 906 Certification by the Corporation's Chief Executive Officer.  (Filed herewith).

32.2   Section 906 Certification by the Corporation's Chief Financial Officer.  (Filed herewith).

99.09  Press release dated February 12, 2007. (Filed herewith.)