Form 10QSB
period 2007-03-31
INTEGRAL TECHNOLOGIES INC
filed 2007-05-15
CIK 1018281

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

     [ ]  TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d) OF THE EXCHANGE ACT

              For  the  transition  period  from         to
                                                 --------  ----------

                        Commission file number: 0-28353

                           INTEGRAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
         (Exact name of small business issuer as specified in it charter)

                NEVADA                                    98-0163519
---------------------------------------         --------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: AS OF MAY 11, 2007, THE ISSUER HAD
                                              ----------------------------------
45,489,969  SHARES  OF  $.001  PAR  VALUE  COMMON  STOCK  OUTSTANDING.
 ---------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):      Yes [ ]   No [X]

                                      INDEX
                                                               PAGE
                                                               ----

PART  1  -  FINANCIAL  INFORMATION

Item 1. Financial Statements

        INTEGRAL TECHNOLOGIES, INC.
        (A Development Stage Company)
        Consolidated Financial Statements
        March 31, 2007
        (U.S. Dollars)
        (Unaudited)

        Consolidated Balance Sheets . . . . . . . . . . . . . . F-1

        Consolidated Statement of Operations. . . . . . . . . . F-2

        Consolidated Statement of Stockholders' Equity. . . . . F-3

        Consolidated Statement of Cash Flows. . . . . . . . . . F-4

        Notes to Consolidated Financial Statements. . . . . . . F-5

Item 2. Management's Plan of Operation. . . . . . . . . . . . . . 1

Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . 4

PART 2 - OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . 6

Item 2. Changes in Securities and Use of Proceeds . . . . . . . . 6

Item 3  Defaults upon Senior Securities . . . . . . . . . . . . . 6

Item 4. Submission of Matters to a Vote of Security Holders . . . 6

Item 5. Other Information . . . . . . . . . . . . . . . . . . . . 6

Item 6. Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . 6

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(US DOLLARS)

========================================================================================
                                                              MARCH 31,      JUNE 30,
                                                                2007           2006
----------------------------------------------------------------------------------------
                                                             (unaudited)
ASSETS

CURRENT
  Cash                                                      $  2,739,878   $  1,496,818
  Accounts receivable                                              4,000              0
  Prepaid expenses                                                31,982        109,045
----------------------------------------------------------------------------------------

TOTAL ASSETS                                                $  2,775,860   $  1,605,863
========================================================================================

LIABILITIES

CURRENT
  Accounts payable and accruals                             $    609,949   $    687,603
----------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                        609,949        687,603
----------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
PREFERRED STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001
  PAR VALUE
    20,000,000     shares authorized
      308,538      (June 30, 2006 - 308,538) issued
                   and outstanding                               308,538        308,538
COMMON STOCK AND PAID-IN CAPITAL IN EXCESS OF $0.001
  PAR VALUE
    150,000,000    shares authorized
      45,489,969   (June 30, 2006 - 44,234,432) issued and
                   outstanding                                28,718,772     22,035,483
PROMISSORY NOTES RECEIVABLE                                      (29,737)       (32,500)
OTHER COMPREHENSIVE INCOME                                        46,267         46,267
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE             (26,877,929)   (21,439,528)
----------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                     2,165,911        918,260
----------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  2,775,860   $  1,605,863
========================================================================================

See notes to consolidated financial statements

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
(US DOLLARS)

=============================================================================================================
                                                                                               PERIOD FROM
                                                                                               FEBRUARY 12,
                                         THREE MONTHS ENDED           NINE MONTHS ENDED            1996
                                             MARCH 31,                   MARCH 31,            (INCEPTION) TO
                                     --------------------------  --------------------------      MARCH 31,
                                         2007          2006          2007          2006            2007
-------------------------------------------------------------------------------------------------------------

REVENUE                              $     4,000   $         0   $     4,000   $         0   $       253,308
COST OF SALES                                  0             0             0             0           216,016
-------------------------------------------------------------------------------------------------------------
                                           4,000             0         4,000             0            37,292
OTHER INCOME                              32,415             0       111,356         2,095           771,756
LICENSE FEE                                    0             1             0             1                 1
-------------------------------------------------------------------------------------------------------------
                                          36,415             1       115,356         2,096           809,049
-------------------------------------------------------------------------------------------------------------
EXPENSES
  Legal and accounting                    66,056        88,211       180,713       172,777         3,690,772
  Salaries and benefits
    (note 2(b))                          256,271       136,149     3,092,306       383,523         8,225,448
  Consulting (note 2(b))                 325,485       159,997     1,910,045       520,155         5,666,653
  General and
    administrative                        23,109        35,787        98,023       107,215           995,913
  Travel and entertainment                49,379        13,504       117,721        56,165         1,199,975
  Bank charges and
    interest, net                             68           372        10,869           833           188,257
  Rent                                    10,389         9,459        30,097        27,831           387,452
  Telephone                                9,655        13,651        30,696        29,172           396,951
  Advertising                                570             0         1,004         2,261           321,270
  Research and
    development                           31,074             0        70,685             0           918,144
  Settlement of lawsuit                        0             0             0             0            45,250
  Remuneration pursuant
    to proprietary, non-
    competition agreement                      0             0             0             0           711,000
  Financing fees                               0             0             0             0           129,043
  Write-off of investments                     0             0             0             0         1,250,000
  Interest on beneficial
    conversion feature                         0             0             0             0           566,456
  Write-down of license
    and operating assets                       0             0             0             0         1,855,619
  Bad debts                                    0             0             0             0            52,614
  Amortization                                 0             0             0         8,219           324,386
-------------------------------------------------------------------------------------------------------------
                                         772,056       459,391     5,542,159     1,308,151        26,925,203
-------------------------------------------------------------------------------------------------------------
NET LOSS FOR PERIOD                  $  (735,641)  $  (459,390)  $(5,426,803)  $(1,306,055)  $   (26,116,154)
=============================================================================================================

LOSS PER SHARE                       $     (0.02)  $     (0.01)  $     (0.12)  $     (0.03)
=============================================================================================================

WEIGHTED AVERAGE
  NUMBER OF COMMON
  SHARES OUTSTANDING                  45,464,969    42,441,986    45,150,001    42,440,081
=============================================================================================================

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
                                   Stock        in Excess        Stock       in Excess         Notes          Share
                                   Issued         of Par        Issued         of Par        Receivable   Subscriptions
------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2005           42,439,149  $     20,522,085    308,538  $        308,538  $   (66,500)  $            0
SHARES ISSUED FOR
  Exercise of options               200,000           134,000          0                 0            0                0
  Cashless exercise of warrants      35,115                 0          0                 0            0                0
  For services                      269,000           191,510          0                 0            0                0
  Exercise of warrants            1,291,168         1,080,669          0                 0            0                0
Repayment of promissory note              0                 0          0                 0       34,000                0
Dividends on preferred shares             0                 0          0                 0            0                0
Stock option compensation                 0           107,219          0                 0            0                0
Net loss for year                         0                 0          0                 0            0                0
------------------------------------------------------------------------------------------------------------------------

BALANCE, JUNE 30, 2006           44,234,432        22,035,483    308,538           308,538      (32,500)               0
SHARES ISSUED FOR
  Exercise of options                25,000            25,000          0                 0            0                0
  For services                       50,000           105,000          0                 0            0                0
  Private placement               1,180,537         2,361,641          0                 0            0                0
Repayment of promissory note              0                 0          0                 0        2,763                0
Dividends on preferred shares             0                 0          0                 0            0                0
Stock option compensation                 0         4,191,648          0                 0            0                0
Net loss for period                       0                 0          0                 0            0                0
------------------------------------------------------------------------------------------------------------------------

BALANCE, MARCH 31, 2007          45,489,969  $     28,718,772    308,538  $        308,538  $   (29,737)  $            0
========================================================================================================================

=================================================================================
                                                    Deficit
                                                  Accumulated
                                     Other        During the          Total
                                 Comprehensive    Development     Stockholders'
                                     Income          Stage      Equity (Deficit)
---------------------------------------------------------------------------------

BALANCE, JUNE 30, 2005           $       46,267  $(19,319,912)  $      1,490,478
SHARES ISSUED FOR
  Exercise of options                         0             0            134,000
  Cashless exercise of warrants               0             0                  0
  For services                                0             0            191,510
  Exercise of warrants                        0             0          1,080,669
Repayment of promissory note                  0             0             34,000
Dividends on preferred shares                 0       (15,427)           (15,427)
Stock option compensation                     0             0            107,219
Net loss for year                             0    (2,104,189)        (2,104,189)
---------------------------------------------------------------------------------

BALANCE, JUNE 30, 2006                   46,267   (21,439,528)           918,260
SHARES ISSUED FOR
  Exercise of options                         0             0             25,000
  For services                                0             0            105,000
  Private placement                           0             0          2,361,641
Repayment of promissory note                  0             0              2,763
Dividends on preferred shares                 0       (11,598)           (11,598)
Stock option compensation                     0             0          4,191,648
Net loss for period                           0    (5,426,803)        (5,426,803)
---------------------------------------------------------------------------------

BALANCE, MARCH 31, 2007          $       46,267  $(26,877,929)  $      2,165,911
=================================================================================

See notes to consolidated financial statements

INTEGRAL TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(US DOLLARS)

======================================================================================================
                                                                                        PERIOD FROM
                                                                                        FEBRUARY 12,
                                                               NINE MONTHS ENDED            1996
                                                                  MARCH 31,            (INCEPTION) TO
                                                          --------------------------     MARCH 31,
                                                              2007          2006            2007
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
  Net loss                                                $(5,426,803)  $(1,306,055)  $   (26,116,154)
  Items not involving cash
    Write-down of investment                                        0             0         1,250,000
    Proprietary, non-competition agreement                          0             0           711,000
    Amortization                                                    0         8,219           349,940
    Other income                                                    0             0          (658,305)
    Consulting services and financing fees                     94,790       202,500         1,418,783
    Stock option compensation                               4,191,648             0         5,432,350
    Interest on beneficial conversion feature                       0             0           566,456
    Settlement of lawsuit                                           0             0            60,250
    Write-down of license and operating assets                      0             0         1,853,542
    Bad debts                                                       0             0            77,712
  Changes in non-cash working capital
    Due from affiliated company                                     0             0          (116,000)
    Notes and accounts receivable                              (4,000)            0          (113,213)
    Inventory                                                       0             0           (46,842)
    Prepaid expenses                                          (17,727)       (8,472)          (31,982)
    Other                                                           0             0            (2,609)
    Accounts payable and accruals                             (89,252)     (128,557)          902,205
------------------------------------------------------------------------------------------------------
CASH USED IN OPERATING ACTIVITIES                          (1,251,344)   (1,232,365)      (14,462,867)
------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
  Purchase of property, equipment and intangible assets             0             0          (200,935)
  Assets acquired and liabilities assumed on purchase of
    subsidiary                                                      0             0          (129,474)
  Investment purchase                                               0             0        (2,000,000)
  License agreement                                                 0             0          (124,835)
------------------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     0             0        (2,455,244)
------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
  Share redemption                                                  0             0           (50,000)
  Repayments from (to) stockholders                             2,763             0          (102,283)
  Issuance of common stock                                  2,491,641        32,000        18,086,475
  Advances from stockholders, net of repayments                     0             0         1,078,284
  Share issue costs                                                 0             0          (227,420)
  Subscriptions received                                            0             0           226,666
  Proceeds from convertible debentures                              0             0           600,000
------------------------------------------------------------------------------------------------------
CASH PROVIDED BY FINANCING ACTIVITIES                       2,494,404        32,000        19,611,722
------------------------------------------------------------------------------------------------------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH                      0             0            46,267
------------------------------------------------------------------------------------------------------
INFLOW (OUTFLOW) OF CASH                                    1,243,060    (1,200,365)        2,739,878
CASH, BEGINNING OF PERIOD                                   1,496,818     1,791,442                 0
------------------------------------------------------------------------------------------------------
CASH, END OF PERIOD                                       $ 2,739,878   $   591,077   $     2,739,878
======================================================================================================

See notes to consolidated financial statements

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2007
(Unaudited)
(U.S. Dollars)

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

     In the opinion of the Company's management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company's consolidated financial position at March 31, 2007 and June 30, 2006 and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended March 31, 2007 and 2006. The results of operations for the nine months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   STOCKHOLDERS'  EQUITY

     (a) On September 15, 2006, the Company closed a private placement of 1,180,537 units consisting of common stock at $2 per share and warrants to purchase 590,269 shares of common stock within two years at an exercise price of $2.50 per share, provided that in the event that the average closing bid price of a share of the Company's common stock exceeds $4.50 for ten consecutive trading days, the Company has the right to redeem the warrants for $0.01 per share of common stock purchasable hereunder, upon thirty days' written notice (the holder shall have the right to exercise the warrant in accordance with its terms prior to the expiration of the thirty-day period). The purchase price attributable to the warrants was $0.001 per share of common stock underlying the warrants. Aggregate proceeds from the sale of the common stock and the warrants was $2,361,641 ($2,361,051 for the common stock and $590 for the warrants). At any time commencing sixty days after the close of the offering, the investors can require that the Company prepare and file a registration statement to register the shares of common stock (including the shares underlying the warrants) for resale by the investors. The Company also reserves the right to file such a registration statement at any time after the closing date on its own initiative.

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

          On March 23, 2007, the Company granted an option to a consultant to acquire 100,000 common shares of the Company's common stock, exercisable at a price of $1.00 per share, until the option expires on March 23, 2008.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2007
(Unaudited)
(U.S. Dollars)

================================================================================

2.   STOCKHOLDERS' EQUITY (Continued)

     (b)  (Continued)

          Pursuant to a consulting agreement with Visionary Innovations Inc, ("Visionary") dated February 16, 2007, the Company agreed to compensate Visionary with 50,000 shares of its restricted common stock upon execution of the agreement, another 50,000 shares on February 16, 2008, and another 50,000 shares on February 16, 2009. The Company also granted to Visionary 125,000 options, which vest on February 17, 2007 at an exercise price of $2.75, and another 125,000 options, which vest on February 17, 2008 at an exercise price of $2.75. Visionary is also entitled to a contingent fee equal to 2% of the Net Revenue actually paid to us by new clients or other parties directly introduced by Visionary. The following table summarizes the Company's stock option activity for the period:

          ==================================================================
                                                                   Weighted
                                                      Exercise      Average
                                         Number        Price       Exercise
                                       of Shares     Per Share       Price
          ------------------------------------------------------------------
          Balance, June 30, 2006       2,295,000   $0.50 to $1.16  $    0.76
          Exercised during the period    (25,000)  $         1.00  $    1.00
          Granted during the period    1,450,000   $1.00 to $2.75  $    2.16
          ------------------------------------------------------------------

          Balance, March 31, 2007      3,720,000   $0.50 to $2.75  $    1.31
          ==================================================================

          The fair value for options granted was estimated at the date of grant using the Black-Scholes option pricing model. During the nine-month period ended March 31, 2007, the Company recorded stock-based compensation of $1,274,600 as salaries and wages and $387,010 as consulting expense.

          During the nine-month period ended March 31, 2007, the Company extended the expiry date of 880,000 options. These options have been re-measured resulting in $2,530,038 additional compensation expense recognized in the period, $1,279,528 is included as part of salaries and benefits and $1,250,510 is included as part of consulting fees.

          The fair value of each option grant is calculated using the following weighted average assumptions:

          =========================================
          Expected life (years)                2.9
          Interest rate                       3.41%
          Volatility                         72.76%
          Dividend yield                      0.00%
          =========================================

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

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From inception on February 12, 1996 through March 31, 2007, we have incurred an accumulated deficit of approximately $26.9 million.

At March 31, 2007, all of our assets were current assets of $2,775,860, consisting of cash of $2,739,878, accounts receivable of $4,000 and prepaid expenses of $31,982. All of our property and equipment has been fully depreciated.

At March 31, 2007, all of our liabilities were current liabilities of $609,949, consisting of accounts payable and accruals. Of this amount, payables for legal fees (including associated filing fees) related to patent filings accounting for approximately $534,000 of the total.

At March 31, 2007, total stockholder's equity was $2,165,911.

Our net loss for the nine months ended March 31, 2007, was $5,426,803, compared to a net loss of $1,306,055 in the corresponding period of the prior fiscal year, an increase of $4,120,748. This substantial increase in our net loss is attributable to non-cash charges incurred under the expense categories of "salaries and benefits" and "consulting" during the nine months ended March 31, 2007: salaries and benefits of $3,092,306 included non-cash, stock based compensation charges of $2,554,128, and consulting of $1,910,045 included non-cash, stock based compensation charges of $1,637,520. As described in the notes to the financial statements, these values were determined using the Black-Scholes option pricing model.

The categories of research and development ($70,685 compared to $-0-) and travel and entertainment ($117,721 compared to $56,165) also reflect increases from the prior period, primarily attributable to our manufacturing agreement with Jasper Rubber Products, Inc.

Our net loss was partially offset by an increase in revenue ($4,000 compared to $-0- in the prior period) and other income ($111,356 compared to $2,095 in the prior period). There were no cost of sales associated with the revenue during the quarter because the inventory sold had been expensed in a prior period. The category of "other income" consists of interest income and nominal license fees.

For the nine months ended March 31, 2007, our cash used in operating activities was $1,251,344, which was $18,979 more than the $1,232,365 used in the corresponding period of the prior fiscal year.

For the nine months ended March 31, 2007, our cash provided by financing activities was $2,494,404, compared to $32,000 in the corresponding period of the prior fiscal year.

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

As of March 31, 2007, we had $2,739,878 in cash on hand. Management believes that there is adequate cash on hand to fund operations over the next twelve months.

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

Our intellectual property portfolio consists of over ten years of accumulated research and design knowledge and trade secrets. We have sought U.S. patent protection for many of our ideas related to our ElectriPlast(R) technologies. Currently, we have filed 112 U.S. patent applications, 26 of which have been issued or allowed and are pending issuance, and 86 of which have been filed and are pending approval. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, We will continue to attempt to commercialize these technologies without the protection of patents. As patents are issued, we will have the exclusive right to use in the U.S. the design(s) described in each issued patent for the 18-year life of the patent.


SUMMARY OF RECENT BUSINESS DEVELOPMENTS

During the quarter ended March 31, 2007, we executed one new patent license agreement (Knowles Electronics, LLC). Below is a summary of each of our commercial agreements concerning our ElectriPlast(R) technology:

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

Manufacturing Agreement with Jasper Rubber Products, Inc.
---------------------------------------------------------

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

Patent License Agreement with ADAC Plastics, Inc. d/b/a ADAC Automotive.
------------------------------------------------------------------------

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

Patent License Agreement with Esprit Solutions Limited
------------------------------------------------------

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

Patent License Agreement with Knowles Electronics, LLC
------------------------------------------------------

In January 2007, we entered into a Patent License Agreement with Knowles Electronics, LLC ("Knowles"), pursuant to which we granted to Knowles the rights to use our proprietary ElectriPlast(R) technology for the manufacture and sale of EMF protected molded components. Knowles is the world's leading provider of microphones and receivers to the hearing health industry. They are credited with the miniaturization of the acoustic transducer, which has enabled the design and manufacture of smaller hearing aids.

We granted to Knowles a non-exclusive, non-sublicensable, non-assignable, worldwide license. The agreement will terminate upon the expiration of the last patent licensed under the agreement, or earlier under certain circumstances.

Knowles paid a nominal up-front fee of $1.00 to Integral. Any revenue to be generated by us under the agreement will be from raw materials fees. We also announced in February 2007 that Knowles made an initial purchase of ElectriPlast(R). This initial order of $4,000 represents the first commercial order for our ElectriPlast(R) technology.


CES INNOVATIONS 2007 DESIGN AND ENGINEERING AWARD

On November 8, 2006, we issued a press release to announce that our ElectriPlast(R) technology has been selected as a recipient of a CES Innovations 2007 Design and Engineering Award in the Enabling Technologies product category. Presented by the Consumer Electronics Association (CEA) and the International Consumer Electronics Show (CES), the Innovations Awards recognize advancements in technology and engineering. This year, an independent panel of judges evaluated more than 1,000 entries from over 160 companies.


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

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended March 31, 2007. Based upon this evaluation, the Chief Executive Officer and Chief

Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.  None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 16, 2007, pursuant to an agreement for services with Visionary Innovations, Inc. ("Visionary"), which is described below under Item 5, we issued 50,000 shares of restricted common stock to Visionary and granted to Visionary 125,000 options which vest on February 17, 2007 at an exercise price of $2.75, and another 125,000 options which vest on February 17, 2008 at an exercise price of $2.75. We believe this transaction was exempt from registration under Section 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D. The transaction did not involve a public offering, no sales commissions were paid, and a restrictive legend was placed on the certificate evidencing the shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None.

ITEM 5.  OTHER INFORMATION.

On February 16, 2007, we renewed our agreement with Visionary Innovations, Inc. ("Visionary"). Visionary and its principal, Scott Shaffer, agreed to continue to provide strategic and consulting services to us in connection with the worldwide commercialization of our ElectriPlast(R) technology for a period of three years. As outlined in the agreement, the scope of services to be provided to us by Visionary may include: research of business channels, strategic and negotiation consultation, distributor/client support, governmental channels and research, manufacturing expansion, international licensees and distributors, client introductions, and exit planning.

We agreed to compensate Visionary with 50,000 shares of our restricted common stock upon execution of the agreement, another 50,000 shares on February 16, 2008, and another 50,000 shares on February 16, 2009. We also granted to Visionary 125,000 options which vest on February 17, 2007 at an exercise price of $2.75, and another 125,000 options which vest on February 17, 2008 at an exercise price of $2.75. Visionary is also entitled to a contingent fee equal to 2% of the Net Revenue actually paid to us by new clients or other parties directly introduced by Visionary ("Net Revenue" is defined to mean revenue actually received by us from third parties in respect of sales of our products and/or services, license fees, or research grants, net of taxes payable by us with respect to such amounts and all direct costs incurred by us in generating such revenue).

The foregoing description does not constitute a complete summary of the terms of the agreement with Visionary, and reference is made to the complete text of the agreement, a copy of which is attached as an exhibit to this report and is incorporated by reference herein.

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

10.18 Grant of Option dated June 17, 2005 between Integral and Thomas Aisenbrey. (Incorporated by reference to Exhibit 10.18 of Integral's Current Report on Form 8-K dated June 17, 2005 (filed June 23, 2005).)

10.19 Agreement between the Company and The QuanStar Group, LLC dated June 20, 2005. (Incorporated by reference to Exhibit 10.18 of Integral's Current Report on Form 8-K dated June 17, 2005 (filed June 23, 2005).)

10.20 Patent License Agreement between the Company and Heatron, Inc. dated March 17, 2006. (Incorporated by reference to Exhibit 10.20 of Integral's Current Report on Form 8-K dated March 17, 2006 (filed April 11, 2006).)

10.21 Patent License Agreement between the Company and Jasper Rubber Products, Inc. dated August 25, 2006. (Incorporated by reference to
        Exhibit 10.21 of Integral's Current Report on Form 8-K dated August 25, 2006 (filed September 19, 2006).)

10.22 Grant of Option dated November 6, 2006 between Integral and Thomas Aisenbrey. (Incorporated by reference to Exhibit 10.22 of
        Integral's Quarterly Report on Form 10-QSB for the period ended September 30, 2006.)

10.23 Manufacturing Agreement between Integral and Jasper Rubber Products, Inc. dated November 22, 2006. (Incorporated by reference to
        Exhibit 10.23 of Integral's Current Report on Form 8-K dated November 27, 2006 (filed December 4, 2006).)

10.24 Patent License Agreement between the Company and ADAC Plastics, Inc. d/b/a ADAC Automotive, dated November 28, 2006. (Incorporated by reference to Exhibit 10.24 of Integral's Current Report on Form 8-K dated December 18, 2006 (filed December 20, 2006).)

10.25 Patent License Agreement between the Company and Esprit Solutions Limited, dated December 18, 2006. (Incorporated by reference to Exhibit 10.25 of Integral's Current Report on Form 8-K dated
        January  9,  2007  (filed  January  19,  2007).)

10.26 Patent License Agreement between the Company and Knowles Electronics, LLC, dated January 18, 2007. ((Incorporated by reference to Exhibit 10.26 of Integral's Quarterly Report on Form 10-QSB for the period ended December 31, 2006.)

10.27 Agreement between the Company and Visionary Innovations, Inc., dated February 16, 2007. (Filed herewith.)

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


                                    INTEGRAL TECHNOLOGIES, INC.


                                    By:  /s/ William S. Robinson
                                       -----------------------------------------
                                         William S. Robinson,
                                         Chief Executive Officer

                                    By:  /s/ William A. Ince
                                       -----------------------------------------
                                         William A. Ince,
                                         Chief Financial Officer and
                                         Principal Accounting Officer

Date:  May  15,  2007

                                  EXHIBIT INDEX


No.     Description
---     -----------

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

10.18 Grant of Option dated June 17, 2005 between Integral and Thomas Aisenbrey. (Incorporated by reference to Exhibit 10.18 of Integral's Current Report on Form 8-K dated June 17, 2005 (filed June 23, 2005).)

10.19 Agreement between the Company and The QuanStar Group, LLC dated June 20, 2005. (Incorporated by reference to Exhibit 10.18 of Integral's Current Report on Form 8-K dated June 17, 2005 (filed June 23, 2005).)

10.20 Patent License Agreement between the Company and Heatron, Inc. dated March 17, 2006. (Incorporated by reference to Exhibit 10.20 of Integral's Current Report on Form 8-K dated March 17, 2006 (filed April 11, 2006).)

10.21 Patent License Agreement between the Company and Jasper Rubber Products, Inc. dated August 25, 2006. (Incorporated by reference to
        Exhibit 10.21 of Integral's Current Report on Form 8-K dated August 25, 2006 (filed September 19, 2006).)

10.22 Grant of Option dated November 6, 2006 between Integral and Thomas Aisenbrey. (Incorporated by reference to Exhibit 10.22 of
        Integral's Quarterly Report on Form 10-QSB for the period ended September 30, 2006.)

10.23 Manufacturing Agreement between Integral and Jasper Rubber Products, Inc. dated November 22, 2006. (Incorporated by reference to
        Exhibit 10.23 of Integral's Current Report on Form 8-K dated November 27, 2006 (filed December 4, 2006).)

10.24 Patent License Agreement between the Company and ADAC Plastics, Inc. d/b/a ADAC Automotive, dated November 28, 2006. (Incorporated by reference to Exhibit 10.24 of Integral's Current Report on Form 8-K dated December 18, 2006 (filed December 20, 2006).)

10.25 Patent License Agreement between the Company and Esprit Solutions Limited, dated December 18, 2006. (Incorporated by reference to Exhibit 10.25 of Integral's Current Report on Form 8-K dated
        January  9,  2007  (filed  January  19,  2007).)

10.26 Patent License Agreement between the Company and Knowles Electronics, LLC, dated January 18, 2007. ((Incorporated by reference to Exhibit 10.26 of Integral's Quarterly Report on Form 10-QSB for the period ended December 31, 2006.)

10.27 Agreement between the Company and Visionary Innovations, Inc., dated February 16, 2007. (Filed herewith.)

31.1 Section 302 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

31.2 Section 302 Certification by the Corporation's Chief Financial Officer. Filed herewith).

32.1 Section 906 Certification by the Corporation's Chief Executive Officer. (Filed herewith).

32.2 Section 906 Certification by the Corporation's Chief Financial Officer. (Filed herewith).