Form 10KSB
period 2007-06-30
INTEGRAL TECHNOLOGIES INC
filed 2007-09-28
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from: ______________ to ______________

Commission file number: 0-28353

INTEGRAL TECHNOLOGIES, INC.

(Name of small business issuer as specified in its charter)

Nevada	98-0163519
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

805 W. Orchard Drive, Suite 7, Bellingham, Washington	98225
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:   (360) 752-1982

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

State issuer’s revenues for its most recent fiscal year.   $-0-.

As of September 14, 2007, the aggregate market value of the voting stock held by non-affiliates, approximately 41,252,603 shares of Common Stock, was approximately $70 million based on an average of the bid and ask prices of approximately $1.70 per share of Common Stock on such date.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of September 14, 2007 was 45,514,969 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format (check one):  Yes  ☐;  No  ☒

PART I

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO
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

Presently, we are focusing substantially all of our resources on the researching, developing and commercializing of our ElectriPlast™ technology, which is comprised of over 100 applications.  In addition, we apply a significant portion of our resources to the protection of our intellectual property through patent filings.  To date, we have not realized any revenue from our efforts.  We expect to derive future revenues from the sale of ElectriPlast™ materials and/or fees from licensing ElectriPlast™ technologies to third-party manufacturers.

TECHNOLOGIES

ElectriPlast™

We have developed an innovative, electrically-conductive resin-based material called “ElectriPlast™.” The ElectriPlast™ polymer is a compounded formulation of resin-based materials, which are conductively loaded, or doped, with a proprietary-controlled, balanced concentration of micron conductive materials, then pelletized. The conductive loading or doping within this pellet is then homogenized using conventional molding techniques and conventional molding equipment. The end result is a product that can be molded into any of the infinite shapes and sizes associated with plastics and rubbers, and is non-corrosive, but which is as electrically conductive as if it were metal.

Various examples of applications for ElectriPlast™ are antennas, shielding, lighting circuitry, switch actuators, resistors, medical devices, thermal management and cable connector bodies, to name just a few. We have been working to introduce these new applications and the ElectriPlast™ technology on a global scale.

Patents/Trademarks on Technologies

Our intellectual property portfolio consists of over eleven years of accumulated research and design knowledge and trade secrets.  We have sought U.S. patent protection for many of our ideas related to our ElectriPlast™ technologies.  Currently, we have filed 117 U.S. patent applications, 27 of which have been issued, 3 of which have been allowed and are pending issuance, and 87 of which have been filed and are pending approval. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, We will continue to attempt to commercialize these technologies without the protection of patents.  As patents are issued, we will have the exclusive right to use in the U.S. the design(s) described in each issued patent for the 18-year life of the patent.

We have also filed trademark applications with the U.S. Trademark Office for “ElectriPlast™” and related names such as “ElectriPonix™” and “ElectriOnix™.

Product Manufacturing and Distribution

We are not in the manufacturing business.  Our manufacturing agreement with Jasper Rubber Products, Inc. provides for Jasper to manufacture ElectriPlast™ for us.

After eight months of refining the manufacturing and molding process of ElectriPlast™, the Jasper facility is now capable of producing over 50,000 pounds of ElectriPlast™ pellets per month.  We have entered into patent license agreements with several companies, as summarized below, and we are in the process of producing prototypes of requested applications of ElectriPlast™ for these companies as well as other prospective customers.

In addition to its manufacturing capabilities, Jasper has a distribution network throughout the US and Canada, allowing for ElectriPlast™ to be introduced to prospective customers and delivered to customers.

We anticipate that our technologies will not be sold directly to the general public, but rather to businesses and manufacturers who will incorporate our technologies as components in the design of their products.

Barriers to Entry into Market Segment

We have been working to introduce the ElectriPlast™ technology as an alternative to metal for use as an electrically conductive material.  The process of educating potential customers about ElectriPlast™ may prove time consuming and difficult.

SUMMARY OF AGREEMENTS

We are focusing our marketing efforts on securing licensing agreements for applications of our ElectriPlast™ technology.  Our technologies will be marketed to manufactures of products which would benefit from the incorporation of any of the ElectriPlast™ applications into their products.  Below is a summary of each of our commercial agreements concerning our ElectriPlast™ technology:

Patent License Agreement with Heatron, Inc.

In March 2006, we entered into a Patent License Agreement with Heatron, Inc. (“Heatron”), pursuant to which we granted to Heatron the rights to use our ElectriPlast™ technology for specific applications in the heating and LED lighting markets.  Heatron, founded in 1977 and based in Leavenworth, Kansas, is an industry leader in heating element and thermal management designs and solutions.

We granted to Heatron a non-exclusive, non-sublicensable, non-assignable, worldwide license; however, Heatron’s rights are exclusive for the initial two years.  The agreement will terminate upon the expiration of the last patent licensed under the agreement, or earlier under certain circumstances.

Heatron paid to us a nominal up-front license fee of $1.00.  Any revenue to be generated by us under the agreement will be from raw materials fees.  We have not yet derived revenues from this agreement.

Patent License Agreement with Jasper Rubber Products, Inc.

In August 2006, we entered into a Patent License Agreement with Jasper Rubber Products, Inc. (“Jasper”), pursuant to which we granted to Jasper the rights to use our ElectriPlast™ technology for specific applications within its customer base.  Jasper, founded in 1949, and based in Jasper, Indiana, is an industry leader in innovative rubber and plastics development. Jasper manufactures a full range of molded, extruded, lathe-cut rubber and thermoplastic products for major appliance, oil filter, and automotive industries.

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

Manufacturing Agreement with Jasper Rubber Products, Inc.

In November 2006, we entered into a Manufacturing Agreement with Jasper Rubber Products, Inc. (“Jasper”), pursuant to which Jasper shall manufacturer for us resin-based conductive, moldable capsules incorporating our ElectriPlast™ technology.  The primary term of the agreement is five years, subject to automatic renewal or termination under certain conditions.  Jasper agreed that during the term of the agreement and for a period of 12 months after its expiration or termination for any reason, Jasper will not directly or indirectly compete with us or our ElectriPlast™ technology.

In July 2007, we entered into an Amendment One to Manufacturing Agreement (“Amendment One”) with Jasper.  The primary purposes of the Amendment One were 1) to replace in its entirety Section 4 of the Manufacturing Agreement, concerning “Pricing, Invoicing and Payment” and 2) to authorize Jasper to sell, on our behalf, products incorporating our ElectriPlast™ technology.  As revised by the Amendment One, Section 4 of the Manufacturing Agreement now reflects more definitive information concerning definitions and calculations of “hourly payment”, “sales royalties”, “gross margin”, “manufacturing costs” and “payment terms”.  These revisions were mutually agreed upon following several months of production test-runs and cost evaluations.

Patent License Agreement with ADAC Plastics, Inc. d/b/a ADAC Automotive.

In November 2006, we entered into a Patent License Agreement with ADAC Plastics, Inc. d/b/a ADAC Automotive (“ADAC”), pursuant to which we granted to ADAC the rights to use our ElectriPlast™ technology for use in car antennas, cup holder heating elements, driver’s seat heating elements and light-emitting diode (LED) packs manufactured and sold by specified customers of ADAC.  ADAC is a full-service automotive supplier dedicated to the production of door handles and components, cowl vent grilles, exterior trim, and marker lighting. Founded in 1975 as ADAC Plastics, Inc., the Grand Rapids, Mich.-based company operates facilities in North America and the United Kingdom.

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

Patent License Agreement with Esprit Solutions Limited

In December 2006, we entered into a Patent License Agreement with Esprit Solutions Limited (“Esprit”), pursuant to which we granted to Esprit the rights to use our ElectriPlast™ technology for the manufacture and sale of products to Esprit’s customer base in the Aero/Defense Interconnection and Protective Components Industry.  Esprit, based in the United Kingdom, specializes in high performance protective systems within the Aerospace and Defense markets.

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

Patent License Agreement with Knowles Electronics, LLC

In January 2007, we entered into a Patent License Agreement with Knowles Electronics, LLC (“Knowles”), pursuant to which we granted to Knowles the rights to use our proprietary ElectriPlast™ technology for the manufacture and sale of EMF protected molded components.  Knowles is the world's leading provider of microphones and receivers to the hearing health industry. They are credited with the miniaturization of the acoustic transducer, which has enabled the design and manufacture of smaller hearing aids.

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

CES Innovations 2007 Design and Engineering Award

On November 8, 2006, we issued a press release to announce that our ElectriPlast™ technology has been selected as a recipient of a CES Innovations 2007 Design and Engineering Award in the Enabling Technologies product category.  Presented by the Consumer Electronics Association (CEA) and the International Consumer Electronics Show (CES), the Innovations Awards recognize advancements in technology and engineering. This year, an independent panel of judges evaluated more than 1,000 entries from over 160 companies.

EMPLOYEES

We currently employ a total of 5 people on a full-time basis.  However, we also rely on the expertise of several technical advisors who are consulted as needed on a part-time, contract basis.

SEC REPORTS AVAILABLE ON WEBSITE

The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and other SEC filings are available on the SEC’s website or by visiting our company website at www.itkg.net.

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

We have incurred substantial losses from inception and we have never generate substantial revenues; failure to achieve profitability in the future would cause the market price for our common stock to decline significantly.  We have generated net losses from inception and we have an accumulated deficit of approximately $27.4 million as of June 30, 2007. We have never generated more than nominal revenues.  If we don’t achieve profitability, the market price for our common stock could decline significantly.

If we do not generate adequate revenues in our fiscal year ending June 30, 2008, we may need to raise capital to continue our operations.  We estimate that we will require $1.8 million to carry out our business plan during our fiscal year ending June 30, 2008.  We had approximately $2.2 million in cash on hand at June 30, 2007.  Unless we generate adequate revenues from operations (we have had none to date) in the near future, we may require additional financing to carry out our business plans next year, and such financing may not be available at that time. If we require additional financing, we may seek additional funds through private placements that will be exempt from registration and will not require prior shareholder approval.  If additional funds are raised by issuing common stock, or securities that are convertible into common stock (such as preferred stock, warrants, or convertible debentures), further dilution to shareholders could occur.  Additionally, investors could be granted registration rights by us, which could result in market overhang and depress the market price of the common stock.  If we fail to obtain sufficient additional financing, we will not be able to implement our business plans in a complete or timely manner.

If we are unable to compete effectively with our competitors, we will not be successful generating revenues or attaining profits.  Our ability to generate revenues and achieve profitability is directly related to our ability to compete with our competitors. Most of the companies with which we compete and expect to compete have far greater capital resources and more significant research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products.  In each market, we face competition from companies with established technologies.  Currently, we believe that we will be able to compete because of the relative performance, price and adaptability of our unique ElectriPlast® technology. Our beliefs are based only on our research and development testing.  If we are unable to compete effectively, we will not be successful in generating revenues or attaining profits.

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

If future market acceptance of our ElectriPlast™ technology is poor, we will not be able to generate adequate sales to achieve profitable operations.  Our future is dependent upon the success of the current and future generations of our ElectriPlast™ technology.  Our ElectriPlast™ technology will be marketed to manufacturers of products which would benefit from the incorporation of any of the ElectriPlast™ applications into their products.  As of June 30, 2007, we have not generated any revenue from our ElectriPlast™ technology.  If future market acceptance of our ElectriPlast™ technology is poor, we will not be able to generate adequate sales to achieve profitable operations.

Dependence on outside suppliers and manufacturers could disrupt our business if they fail to meet our expectations.  Currently, we rely on outside suppliers and manufacturers to produce ElectriPlast™ for us.  While we have entered into formal arrangements with outside suppliers and manufacturers for the production of ElectriPlast™, if any of them should become too expensive or suffer from quality control problems or financial difficulties, we would have to find alternative sources, which could disrupt our business.

Our patent and other intellectual property rights may be are subject to uncertainty and may be challenged or circumvented by competitors.  We rely on a combination of patents, patent applications, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual property rights, which we believe will give us a competitive advantage over our competitors. As of September 14, 2007, we have filed 117 U.S. patent applications relating to our ElectriPlast™ technology, with 27 patents issued, 3 patents allowed and pending issuance, and 87 patents pending. Additional patents may not be issued from our pending applications, although we will continue to attempt to commercialize these technologies without the protection of patents.  As patents are issued, we will have the exclusive right to use in the U.S. the design(s) described in each issued patent for the 18-year life of the patent.  However, the issuance of a patent is not conclusive as to its validity or enforceability and, if a patent is issued, it is uncertain how much protection, if any, will be given to our patent if we attempt to enforce it.  Litigation, which could be costly and time consuming, may be necessary to enforce our current patents or any patent issued in the future or to determine the scope and validity of the proprietary rights of third parties. A competitor may successfully challenge the validity or enforceability of a patent or challenge the extent of the patent’s coverage. If the outcome of litigation is adverse to us, third parties may be able to use our patented technology without payment to us. Even if we are successful in defending such litigation, the cost of litigation to uphold the patent can be substantial.

It is possible that competitors may infringe upon our patents or successfully avoid them through design innovation. To stop these activities we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources. In addition, there is a risk that a court would decide that our patent is not valid, that we do not have the right to stop the other party from using the inventions, or that the competitor’s activities do not infringe our patent.

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

As of June 30, 2007, 1,000,000 shares of preferred stock have been designated as Series A Convertible Preferred Stock of which 308,538 are issued and outstanding, and held by two of our insiders.  Each share of Series A Convertible Preferred Stock:

•	has a stated value and liquidation preference of $1.00;

•	has a 5% annual dividend, payable in cash or shares of common stock;

•
may be converted into shares of common stock (determined by dividing the number of shares of Series A being converted by the average of the high and low bid prices of our common stock reported by the OTC Bulletin Board over the ten trading days preceding the date of conversion);

•
may be redeemed by us within one year after issue at $1.50, after one year but less than two years at $2.00, after two years but less than three years at $2.50, after three years but less than four years at $3.00, and after four years but less than five years at $3.50;

•	may be voted on all matters on an as-converted basis; and

•	may be voted as a class on any merger, share exchange, recapitalization, dissolution, liquidation or change in control of our company.

How future issuances of common stock pursuant to our stock plans will affect you.  We have two non-qualified stock plans in effect.  As of June 30, 2007, approximately 1,044,500 shares are available under the plans for future issuance either directly or pursuant to options, to our officers, directors, employees and consultants.  Also, as of June 30, 2007, approximately 1,720,000 shares are under option under the plans, at a weighted-average exercise price of approximately $1.22 per share.  In addition, pursuant to grants of options that were not under either of the formal non-qualified stock plans, 1,000,000 shares are under option by an employee at an exercise price of $.50 per share, plus an additional 1,000,000 shares are under option by the same employee at an exercise price of $2.25 per share.  Additional stock or options to acquire our stock of can be granted at any time by our board of directors, usually without shareholder approval.  When shares of common stock are issued directly or upon the exercise of options under these plans, your ownership may be diluted.

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

We have a limited market for our common stock which causes the market price to be volatile and to usually decline when there is more selling than buying on any given day.  Our common stock currently trades on the over the counter bulletin board under the symbol “ITKG.”  However, at most times in the past, our common stock has been thinly traded and the market price usually declines when there is more selling than buying on any given day. As a result, the market price has been volatile, and the market price may decline immediately if you decide to place an order to sell your shares.

The market price of our common stock is highly volatile and several factors that are beyond our control, including our common stock being historically thinly traded, could adversely affect its market price.  Our common stock has been historically thinly traded and the market price has been highly volatile.  During the year ended June 30, 2007, the closing bid price of our common stock has been quoted on the Over the Counter Bulletin Board from as low as $0.27 to as high as $4.25.  These quotations reflect interdealer prices without retail markup, markdown, or commission and may not represent actual transactions.  For these and other reasons, our stock price is subject to significant volatility and will likely be adversely affected if our revenues or earnings (or lack of revenues or earnings) in any quarter fail to meet the investment community’s expectations. Additionally, the market price of our common stock could be subject to significant fluctuations in response to:

•	announcements of new products or sales offered by us or our competitors;
•	actual or anticipated variations in quarterly operating results;
•	changes in financial estimates by securities analysts, if any;
•	changes in the market’s perception of us or the nature of our business; and
•	sales of our common stock.

Future sales of common stock into the public market place will increase the public float and may adversely affect the market price.  As of June 30, 2007, approximately six million shares of common stock were available for sale by both affiliates (officers and directors) and non-affiliates under Rule 144 and/or Rule 144(k) of the Securities Act of 1933, as amended.  In general, under Rule 144, a person who has held stock for one year may, under certain circumstances, sell within any three-month period a number of shares which is not greater than one percent of the then outstanding shares of common stock (as of June 30, 2007, there were 45,514,969 shares of common stock outstanding, and one percent of the total number of shares outstanding equaled 455,149 shares).  Under certain circumstances, the sale of shares which have been held for two years by a person who is not affiliated with us is also permitted without limitation under Rule 144(k). Future sales of common stock will increase the public float and may have an adverse effect on the market price of the common stock, which in turn could adversely affect our ability to obtain future funding as well as create a potential market overhang.

“Penny Stock" regulations may adversely affect your ability to resell your stock in market transactions. The SEC has adopted penny stock regulations which apply to securities traded over-the-counter.  These regulations generally define penny stock to be any equity security that has a market price of less than $5.00 per share or an equity security of an issuer with net tangible assets of less than $5,000,000 as indicated in audited financial statements, if the corporation has been in continuous operations for less than three years.  Subject to certain limited exceptions, the rules for any transaction involving a penny stock require the delivery, prior to the transaction, of a risk disclosure document prepared by the SEC that contains certain information describing the nature and level of risk associated with investments in the penny stock market.  The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Monthly account statements must be sent by the broker-dealer disclosing the estimated market value of each penny stock held in the account or indicating that the estimated market value cannot be determined because of the unavailability of firm quotes. In addition, the rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors (generally institutions with assets in excess of $5,000,000).  These practices require that, prior to the purchase, the broker-dealer determined that transactions in penny stocks were suitable for the purchaser and obtained the purchaser's written consent to the transaction.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2007.

PART II

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is a limited public market for our common stock.  Our common stock is quoted on the OTC Bulletin Board under the symbol "ITKG."  The following table sets forth the range of high and low bid quotations for our common stock on the OTC Bulletin Board for each quarter of the fiscal years ended June 30, 2007 and 2006.

Quarter Ended	Low Bid	High Bid

September 30, 2005	$0.28	$0.52
December 31, 2005	$0.27	$0.40
March 31, 2006	$0.36	$2.27
June 30, 2006	$1.44	$3.00

September 30, 2006	$2.25	$4.15
December 31, 2006	$1.40	$4.25
March 31, 2007	$2.00	$3.81
June 30, 2007	$1.22	$2.74

The source of this information is the OTC Bulletin Board and other quotation services.  The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

As of September 14, 2007 there were approximately 212 holders of record of our common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

Dividends

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on such common stock in the foreseeable future.  Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

Information regarding the issuance and sales of securities without registration during the fiscal year ended June 30, 2007, has previously been included in Quarterly Reports on Forms 10-QSB and Current Reports on Form 8-K filed during the period covered by this report.

Repurchases of equity securities

We did not repurchase any of its outstanding equity securities during the fourth quarter of the year ended June 30, 2007.

MANAGEMENT’S PLAN OF OPERATION

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

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From inception on February 12, 1996 through June 30, 2007, we have accrued an accumulated deficit of approximately $27.4 million.

At June 30, 2007, all of our assets were current assets of $2,272,798, consisting of cash of $2,240,356 and prepaid expenses of $32,442.  All of our property and equipment has been fully depreciated.

At June 30, 2007, all of our liabilities were current liabilities of $625,763, consisting of accounts payable and accruals.  Of this amount, payables for legal fees (including associated filing fees) related to patent filings accounting for approximately $535,000 of the total.

At June 30, 2007, total stockholder’s equity was $1,647,035.

In the third quarter of the fiscal year ended June 30, 2007, we announced that Knowles Electronics, LLC (“Knowles”), made an initial purchase of ElectriPlast™, which we originally recorded as revenue.  This initial order of $4,000 represented the first commercial order for our ElectriPlast™ technology.  In the fourth quarter, we made a business decision to fill this initial prototype order at no charge to Knowles.  We continue to work with Knowles to help satisfy their technical needs through the use of ElectriPlast™.

Our net loss for the year ended June 30, 2007, was $5,985,850, compared to a net loss of $2,104,189 for the prior fiscal year, an increase of $3,881,661.  This substantial increase in our net loss is attributable to non-cash charges incurred under the expense categories of “salaries” and “consulting” during the year ended June 30, 2007:  salaries of $3,335,228 included non-cash, stock based compensation charges (for the issuance of common stock and/or the granting of options) of $2,592,416, and consulting of $2,006,943 included non-cash, stock based compensation charges (for the issuance of common stock and/or the granting of options) of $1,548,630.  As described in the notes to the financial statements, these values were determined using the Black-Scholes option pricing model.

Salary expenses during the year ended June 30, 2007, included non-cash expenses of $177,706 for the extension of the expiration date of outstanding options held by William A. Ince, $1,140,254 for the grant of options to Thomas Aisenbrey and $1,274,456 for the extension of the expiration dates of outstanding options held by Mr. Aisenbrey.

Consulting expenses during the year ended June 30, 2007, included non-cash expenses of $105,000 for the issuance of common stock and $209,744 for the grant of options to Visionary Innovations, Inc., and $1,233,886 for the extension of the expiration dates of outstanding options held by two other long-term consultants, Michael Pound and Scott McArthur.

Our net loss for the year ended June 30, 2007, was offset slightly by “other income” of $138,720.  The category of “other income” consists of interest income and nominal license fees.

Legal fees incurred during the year ended June 30, 2007, were down substantially from prior periods, due to a decrease in patent filings in 2006 and the conclusion and favorable settlement of a lawsuit in 2005.

Research and development costs of $106,335 during the year ended June 30, 2007, are attributable to refining the manufacturing process of our ElectriPlast™ material.  In 2006, the amount expenses under this category was $-0-.  In 2005, this category reflected a one-time reversal of an accrual for research and development of $397,296 that was due to West Virginia University, as a result of a global settlement of a lawsuit during that year.

For the year ended June 30, 2007, our cash used in operating activities was $1,760,866, compared to $1,543,293 used in 2006 and $2,064,331 used in 2005.

For the year ended June 30, 2007, our cash provided by financing activities was $2,504,404, compared to $1,248,669 provided in 2006, and $(50,000) used in 2005.

We anticipate spending up to approximately $250,000 over the next twelve months on ongoing research and development (primarily salaries and consulting fees) of the different applications and uses of our technologies.

During the next twelve months, we do not anticipate increasing our staff.

As of June 30, 2007, we had $2,240,358 in cash on hand.  Accordingly, management believes that there is adequate cash on hand to fund operations over the next twelve months.

We are not in the manufacturing business and do not expect to make any capital purchases of a manufacturing plant or significant equipment in the next twelve months.

Presently, we are focusing all of our resources on the researching, developing and commercializing of our ElectriPlast™ technologies.  Our business strategy focuses on leveraging our intellectual property rights and our strengths in product design and material innovation. We are focusing our marketing efforts on securing licensing agreements for applications of our ElectriPlast™ technologies with manufacturers of products which would benefit from the incorporation of any of the ElectriPlast™ applications.

ElectriPlast™ is an innovative, electrically-conductive resin-based material. The ElectriPlast™ polymer is a compounded formulation of resin-based materials, which are conductively loaded, or doped, with a proprietary-controlled, balanced concentration of micron conductive materials, then pelletized. The conductive loading or doping within this pellet is then homogenized using conventional molding techniques and conventional molding equipment. The end result is a product that can be molded into any of the infinite shapes and sizes associated with plastics and rubbers, and is non-corrosive, but which is as electrically conductive as if it were metal.

Various examples of applications for ElectriPlast™ are shielding, lighting circuitry, switch actuators, resistors, medical devices, thermal management and cable connector bodies, to name just a few. We have been working to introduce these new applications and the ElectriPlast™ technology on a global scale.

A description of our manufacturing agreement with Jasper Rubber Products, Inc. and our various patent license agreements is provided above under the heading “Summary of Agreements” in the “Description of Business” section of this report.

Status of Material Agreements with Consultants

During the last two fiscal years, we incurred substantial expenses (cash and non-cash) in connection with the engagement of two consultants:  The QuanStar Group LLC and Visionary Innovations, Inc.

On June 20, 2005, we entered into an agreement with The QuanStar Group LLC (“QuanStar”), engaging QuanStar as an advisor to render strategic and consulting services to us, primarily in connection with the expected high growth worldwide commercialization of our ElectriPlast™ technology. As outlined in the agreement, the scope of services to be provided to us by QuanStar may include:  research of business channels, strategic and negotiation consultation, distributor/client support, governmental channels and research, manufacturing expansion, international licensees and distributors, client introductions, and exit planning.

During the term of the agreement, we paid to QuanStar a monthly retainer of $15,000 and reimbursed QuanStar for all reasonable out-of-pocket expenses.  We also issued to QuanStar 500,000 shares of restricted common stock.  In addition we agreed to pay to QuanStar a fee equal to 5% of the Net Revenue actually paid to us by new clients or other parties directly introduced by QuanStar.  “Net Revenue” is defined to mean revenue actually received by us from third parties in respect of sales of our products and/or services, license fees, or research grants, net of taxes payable by us with respect to such amounts and all direct costs incurred by us in generating such revenue.

Although the term of the agreement has now formally expired, we continue to work with Quanstar on an informal, good-faith basis.

In January 2006, we entered into a consulting agreement with Visionary Innovations, Inc. (“Visionary”) for a term of one year, and compensated Visionary with 250,000 shares of restricted common stock. On February 16, 2007, we renewed our agreement with Visionary. Visionary and its principal, Scott Shaffer, agreed to continue to provide strategic and consulting services to us in connection with the worldwide commercialization of our ElectriPlast™ technology for a period of three years.  As outlined in the agreement, the scope of services to be provided to us by Visionary may include:  research of business channels, strategic and negotiation consultation, distributor/client support, governmental channels and research, manufacturing expansion, international licensees and distributors, client introductions, and exit planning.

Pursuant to our renewed agreement, we agreed to compensate Visionary with 50,000 shares of our restricted common stock upon execution of the renewed agreement, another 50,000 shares on February 16, 2008, and another 50,000 shares on February 16, 2009.  We also granted to Visionary 125,000 options which vest on February 17, 2007 at an exercise price of $2.75, and another 125,000 options which vest on February 17, 2008 at an exercise price of $2.75.  Visionary is also entitled to a contingent fee equal to 2% of the Net Revenue actually paid to us by new clients or other parties directly introduced by Visionary (“Net Revenue” is defined to mean revenue actually received by us from third parties in respect of sales of our products and/or services, license fees, or research grants, net of taxes payable by us with respect to such amounts and all direct costs incurred by us in generating such revenue).

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements and an index thereto commences on the index to the financial statements, which page follows this page.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in assessing the costs and benefits of such controls and procedures.

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended June 30, 2007. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

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

OTHER INFORMATION

None.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)

Consolidated Financial Statements
June 30, 2007, 2006 and 2005
(US Dollars)

Index	Page

Report of Independent Registered Public Accounting Firm	1

Consolidated Financial Statements

Consolidated Balance Sheets	2

Consolidated Statements of Operations	3

Consolidated Statements of Stockholders' Equity (Deficit)	4-8

Consolidated Statements of Cash Flows	9

Notes to Consolidated Financial Statements	10-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)

We have audited the consolidated balance sheets of Integral Technologies, Inc. (A Development Stage Company) as of June 30, 2007 and 2006 and the statements of operations, stockholders' equity (deficit) and cash flows for each of the years ended June 30, 2007, 2006 and 2005 and the cumulative totals for the development stage of operations from February 12, 1996 (inception) through June 30, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Integral Technologies, Inc. from February 12, 1996 (inception) through June 30, 1996 were audited by other auditors whose report dated November 20, 1996, expressed an unqualified opinion on those statements.  Our opinion, insofar as it relates to the cumulative totals for development stage operations from February 12, 1996 (inception) through June 30, 1996, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, these consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as at June 30, 2007 and 2006 and the consolidated results of its operations and its cash flows for each of the years ended June 30, 2007, 2006 and 2005 and the cumulative totals for the development stage of operations from February 12, 1996 (inception) through June 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

"Pannell Kerr Forster" (signed)

Chartered Accountants
(Registered with the PCAOB as “Smythe Ratcliffe”)

Vancouver, Canada
September 21, 2007

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
June 30
(US Dollars)

	2007	2006

Assets

Current
Cash	$2,240,356	$1,496,818
Prepaid expenses	32,442	109,045

Total Assets	$2,272,798	$1,605,863

Liabilities

Current
Accounts payable and accruals	$625,763	$687,603

Total Liabilities	625,763	687,603

Stockholders' Equity (note 3)

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value 20,000,000 Shares authorized 308,538 (2006 - 308,538) Shares issued and outstanding (note 3(b))	308,538	308,538
Common Stock and Paid-in Capital in Excess of $0.001 Par Value 150,000,000 Shares authorized 45,514,969 (2006 - 44,234,432) Shares issued and outstanding (note 3(a))	28,762,772	22,035,483
Promissory Notes Receivable (note 3(e))	(29,737)	(32,500)
Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(27,440,805)	(21,439,528)

Total Stockholders' Equity	1,647,035	918,260

Total Liabilities and Stockholders' Equity	$2,272,798	$1,605,863

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(US Dollars)

				Period From
				February 12,
				1996
				(Inception)
	Years Ended June 30,			Through
	2007	2006	2005	June 30, 2007

Revenues	$0	$0	$11,158	$249,308
Cost of Sales	0	0	0	216,016

	0	0	11,158	33,292
Other Income	138,720	2,096	55,462	799,121

	138,720	2,096	66,620	832,413

Expenses
Salaries (note 3(c))	3,335,225	602,741	588,930	8,468,367
Consulting (note 3(c))	2,006,943	718,025	346,339	5,763,552
Legal and accounting	324,284	456,911	967,581	3,834,343
Travel and entertainment	124,930	98,385	107,069	1,207,184
General and administrative	119,043	113,539	154,338	1,016,934
Research and development	106,335	0	(397,296)	953,794
Rent	40,486	37,290	32,816	397,841
Telephone	38,442	41,268	29,312	404,697
Bank charges and interest, net	17,878	4,895	9,264	195,266
Advertising	11,004	25,511	17,500	331,270
Write-off of investments	0	0	1	1,250,000
Non-competition agreement	0	0	0	711,000
Write-down of license and operating assets	0	0	0	1,855,619
Interest on beneficial conversion feature	0	0	0	566,455
Bad debts	0	0	0	52,613
Settlement of lawsuit	0	0	0	45,250
Financing fees	0	(499)	0	129,043
Depreciation and amortization	0	8,219	23,031	324,386

	6,124,570	2,106,285	1,878,885	27,507,614

Net Loss	$(5,985,850)	$(2,104,189)	$(1,812,265)	$(26,675,201)

Loss Per Common Share (note 7)	$(0.13)	$(0.05)	$(0.04)

Weighted Average Number of Common Shares Outstanding	45,230,171	42,814,988	40,490,001

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Shares Issued for
Cash	1,000,000	$10,000	0	$0	$0	$0	$0	$0	$10,000
Property and equipment (to officers and directors)	1,500,000	15,000	0	0	0	0	0	0	15,000
Services (provided by officers and directors)	2,000,000	20,000	0	0	0	0	0	0	20,000
Services (others)	1,500,000	15,000	0	0	0	0	0	0	15,000
Foreign currency translation	0	0	0	0	0	0	(1,226)	0	(1,226)
Net loss for period	0	0	0	0	0	0	0	(344,843)	(344,843)

Balance, June 30, 1996	6,000,000	60,000	0	0	0	0	(1,226)	(344,843)	(286,069)
Shares Issued for
Cash	5,086,000	865,514	0	0	0	0	0	0	865,514
Share issue costs	0	(48,920)	0	0	0	0	0	0	(48,920)
Services	564,000	63,036	0	0	0	0	0	0	63,036
Acquisition of subsidiary	100,000	275,000	0	0	0	0	0	0	275,000
Foreign currency translation	0	0	0	0	0	0	12,601	0	12,601
Net loss for year	0	0	0	0	0	0	0	(822,217)	(822,217)

Balance, June 30, 1997	11,750,000	1,214,630	0	0	0	0	11,375	(1,167,060)	58,945
Shares Issued for
Cash	825,396	650,000	0	0	0	0	0	0	650,000
Share issue costs	0	(78,000)	0	0	0	0	0	0	(78,000)
Foreign currency translation	0	0	0	0	0	0	24,860	0	24,860
Net loss for year	0	0	0	0	0	0	0	(937,373)	(937,373)

Balance, June 30, 1998	12,575,396	$1,786,630	0	$0	$0	$0	$36,235	$(2,104,433)	$(281,568)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, June 30, 1998	12,575,396	$1,786,630	0	$0	$0	$0	$36,235	$(2,104,433)	$(281,568)
Shares Issued for
Cash	200,000	50,000	0	0	0	0	0	0	50,000
Exercise of stock options	445,000	80,500	0	0	0	0	0	0	80,500
Promissory note	1,683,789	252,568	0	0	(284,068)	0	0	0	(31,500)
Settlement of lawsuit	150,000	15,000	0	0	0	0	0	0	15,000
Services (provided by officers and directors)	666,666	100,000	0	0	0	0	0	0	100,000
Share issue costs	0	(100,500)	0	0	0	0	0	0	(100,500)
Services	250,000	50,000	0	0	0	0	0	0	50,000
Conversion of convertible debentures	3,869,120	525,813	0	0	0	0	0	0	525,813
Acquisition of subsidiary	1,800,000	619,200	0	0	0	0	0	0	619,200
Held in escrow	447,091	0	0	0	0	0	0	0	0
Stock option benefit	0	70,600	0	0	0	0	0	0	70,600
Beneficial conversion feature	0	566,456	0	0	0	0	0	0	566,456
Foreign currency translation	0	0	0	0	0	0	8,444	0	8,444
Net loss for year	0	0	0	0	0	0	0	(1,404,021)	(1,404,021)

Balance June 30, 1999	22,087,062	4,016,267	0	0	(284,068)	0	44,679	(3,508,454)	268,424
Shares Issued for
Cash on private placement	2,650,000	3,975,000	0	0	0	0	0	0	3,975,000
Exercise of options	1,245,000	256,700	0	0	0	0	0	0	256,700
Services	50,000	13,000	0	0	0	0	0	0	13,000
Settlement of debt	0	0	664,410	664,410	0	0	0	0	664,410
Shares released from escrow	0	75,558	0	0	0	0	0	0	75,558
Stock option benefit	0	48,256	0	0	0	0	0	0	48,256
Promissory note repayment	0	0	0	0	225,568	0	0	0	225,568
Foreign currency translation	0	0	0	0	0	0	1,614	0	1,614
Net loss for year	0	0	0	0	0	0	0	(1,537,402)	(1,537,402)

Balance, June 30, 2000	26,032,062	$8,384,781	664,410	$664,410	$(58,500)	$0	$46,293	$(5,045,856)	$3,991,128

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid- in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, June 30, 2000	26,032,062	$8,384,781	664,410	$664,410	$(58,500)	$0	$46,293	$(5,045,856)	$3,991,128
Shares Issued for
Cash on private placement	81,885	112,480	0	0	0	0	0	0	112,480
Exercise of options	517,000	91,515	0	0	0	0	0	0	91,515
Services	100,000	40,000	0	0	0	0	0	0	40,000
Held in escrow	218,115	0	0	0	0	0	0	0	0
Stock option benefit	0	272,207	0	0	0	0	0	0	272,207
Dividends on preferred shares	0	0	0	0	0	0	0	(30,720)	(30,720)
Share subscriptions	0	0	0	0	0	50,000	0	0	50,000
Redeemed shares	0	0	(100,000)	(100,000)	0	0	0	(100,000)	(200,000)
Foreign currency translation	0	0	0	0	0	0	(26)	0	(26)
Net loss for year	0	0	0	0	0	0	0	(4,000,169)	(4,000,169)

Balance, June 30, 2001	26,949,062	8,900,983	564,410	564,410	(58,500)	50,000	46,267	(9,176,745)	326,415
Shares Issued for
Proprietary non-competition agreement	450,000	711,000	0	0	0	0	0	0	711,000
Held in escrow	700,000	0	0	0	0	0	0	0	0
Exercise of options	2,263,500	971,200	0	0	(15,000)	(10,000)	0	0	946,200
Exercise of warrants	325,000	130,000	0	0	0	0	0	0	130,000
Subscriptions	100,000	40,000	0	0	0	(40,000)	0	0	0
Stock option compensation	0	415,685	0	0	0	0	0	0	415,685
Shares released from escrow	0	954,582	0	0	0	0	0	0	954,582
Dividends on preferred shares	0	0	0	0	0	0	0	(26,087)	(26,087)
Redeemed shares	0	0	(124,800)	(124,800)	0	0	0	(187,200)	(312,000)
Write-off of promissory note receivable	0	(7,000)	0	0	7,000	0	0	0	0
Net loss for year	0	0	0	0	0	0	0	(3,836,191)	(3,836,191)

Balance, June 30, 2002	30,787,562	$12,116,450	439,610	$439,610	$(66,500)	$0	$46,267	$(13,226,223)	$(690,396)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid in-Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, June 30, 2002	30,787,562	$12,116,450	439,610	$439,610	$(66,500)	$0	$46,267	$(13,226,223)	$(690,396)
Shares Issued for			0
Cash on private placement	1,684,000	842,050	0	0	0	0	0	0	842,050
Settlement of debt	144,793	104,542	0	0	0	0	0	0	104,542
Services	200,000	196,000	0	0	0	0	0	0	196,000
Exercise of options	52,500	43,750	0	0	0	0	0	0	43,750
Exercise of warrants	55,000	27,500	0	0	0	0	0	0	27,500
Subscription received	0	0	0	0	0	176,665	0	0	176,665
Stock option compensation	0	5,460	0	0	0	0	0	0	5,460
Settlement of lawsuit	0	0	0	0	0	35,250	0	0	35,250
Dividends on preferred shares	0	0	0	0	0	0	0	(22,060)	(22,060)
Net loss for year	0	0	0	0	0	0	0	(1,346,833)	(1,346,833)

Balance, June 30, 2003	32,923,855	13,335,752	439,610	439,610	(66,500)	211,915	46,267	(14,595,116)	(628,072)
Shares Issued for
Cash on private placement	6,609,336	6,042,935	0	0	0	(211,915)	0	0	5,831,020
Cash on exercise of options	25,000	25,000	0	0	0	0	0	0	25,000
Settlement of lawsuit	37,500	35,250	0	0	0	0	0	0	35,250
Services	25,000	21,873	0	0	0	0	0	0	21,873
Redemption of preferred shares	415,000	415,000	(118,572)	(118,572)	0	0	0	(296,428)	0
Exercise of warrants	288,298	0	0	0	0	0	0	0	0
Shares returned to treasury for cancellation	(142,140)	0	0	0	0	0	0	0	0
Stock option compensation	0	321,275	0	0	0	0	0	0	321,275
Dividends on preferred shares	0	0	0	0	0	0	0	(19,016)	(19,016)
Net loss for year	0	0	0	0	0	0	0	(2,543,848)	(2,543,848)

Balance, June 30, 2004	40,181,849	$20,197,085	321,038	$321,038	$(66,500)	$0	$46,267	$(17,454,408)	$3,043,482

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid in-Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, June 30, 2004	40,181,849	$20,197,085	321,038	$321,038	$(66,500)	$0	$46,267	$(17,454,408)	$3,043,482
Shares Issued for
Settlement of debt	44,000	55,000	0	0	0	0	0	0	55,000
Cashless exercise of warrants	1,713,300	0	0	0	0	0	0	0	0
For services	500,000	270,000	0	0	0	0	0	0	270,000
Redemption of preferred shares	0	0	(12,500)	(12,500)	0	0	0	(37,500)	(50,000)
Dividends on preferred shares	0	0	0	0	0	0	0	(15,739)	(15,739)
Net loss for year	0	0	0	0	0	0	0	(1,812,265)	(1,812,265)

Balance, June 30, 2005	42,439,149	20,522,085	308,538	308,538	(66,500)	0	46,267	(19,319,912)	1,490,478
Shares Issued for
Exercise of options	200,000	134,000	0	0	0	0	0	0	134,000
Cashless exercise of warrants	35,115	0	0	0	0	0	0	0	0
For services	269,000	191,510	0	0	0	0	0	0	191,510
Exercise of warrants	1,291,168	1,080,669	0	0	0	0	0	0	1,080,669
Repayment of promissory note	0	0	0	0	34,000	0	0	0	34,000
Dividends on preferred shares	0	0	0	0	0	0	0	(15,427)	(15,427)
Stock option compensation	0	107,219	0	0	0	0	0	0	107,219
Net loss for year	0	0	0	0	0	0	0	(2,104,189)	(2,104,189)

Balance, June 30, 2006	44,234,432	22,035,483	308,538	308,538	(32,500)	0	46,267	(21,439,528)	918,260
Shares Issued for
Exercise of options	50,000	35,000	0	0	0	0	0	0	35,000
For services	50,000	105,000	0	0	0	0	0	0	105,000
Private placement	1,180,537	2,361,641	0	0	0	0	0	0	2,361,641
Repayment of promissory note	0	0	0	0	2,763	0	0	0	2,763
Dividends on preferred shares	0	0	0	0	0	0	0	(15,427)	(15,427)
Stock option compensation	0	4,225,648	0	0	0	0	0	0	4,225,648
Net loss for year	0	0	0	0	0	0	0	(5,985,850)	(5,985,850)

Balance, June 30, 2007	45,514,969	$28,762,772	308,538	$308,538	$(29,737)	$0	$46,267	$(27,440,805)	$1,647,035

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(US Dollars)

	2007	2006	2005	Period from February 12, 1996 (Inception) June 30, 2007
Operating Activities
Net loss	$(5,985,850)	$(2,104,189)	$(1,812,265)	$(26,675,201)
Adjustments to reconcile net loss to net cash used by operating activities
Write-down of investment	0	0	1	1,250,000
Other income	0	0	(55,462)	(658,305)
Proprietary, non-competition agreement	0	0	0	711,000
Consulting services	199,790	359,220	7,500	1,523,783
Depreciation and amortization	0	8,219	23,031	349,941
Stock option compensation	4,225,648	107,219	0	5,466,350
Interest on beneficial conversion feature	0	0	0	566,456
Settlement of lawsuit	0	0	0	60,250
Write-down of license and operating assets	0	0	0	1,853,542
Bad debt	0	0	0	77,712

Due to West Virginia University Research Corporation	0	0	(397,296)	0
Changes in non-cash working capital
Due from affiliated company	0	0	0	(116,000)
Notes and accounts receivable	0	0	0	(109,213)
Inventory	0	0	0	(46,842)
Prepaid expenses	(18,187)	(4,613)	16,449	(32,442)
Deferred revenue and other	0	0	0	(2,609)
Accounts payable and accruals	(77,267)	90,851	153,711	914,190
Net Cash Used in Operating Activities	(1,655,866)	(1,543,293)	(2,064,331)	(14,867,388)
Investing Activities
Purchase of property, equipment and Intangibles assets	0	0	0	(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0	0	(129,474)
Investment in and advances to affiliate companies	0	0	0	(2,000,000)
License agreements	0	0	0	(124,835)
Net Cash Used in Investing Activities	0	0	0	(2,455,244)
Financing Activities
Redemption of preferred shares	0	0	(50,000)	(50,000)
Repayment of loan	0	34,000	0	(11,000)
Advances from stockholders	0	0	0	1,078,284
Repayments from (to) stockholders	2,763	0	0	(91,283)
Subscriptions received	0	0	0	226,665
Proceeds from issuance of common stock	2,396,641	1,214,669	0	17,991,475
Proceeds from convertible debentures	0	0	0	600,000
Share issue costs	0	0	0	(227,420)
Net Cash Provided by (Used in) Financing Activities	2,399,404	1,248,669	(50,000)	19,516,721
Effect of Foreign Currency Translation on Cash	0	0	0	46,267
Inflow (Outflow) of Cash	743,538	(294,624)	(2,114,331)	2,240,356
Cash, Beginning of Year	1,496,818	1,791,442	3,905,773	0
Cash, End of Year	$2,240,356	$1,496,818	$1,791,442	$2,240,356

Supplemental disclosure of cash flow information (note 4)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2007, 2006 and 2005
(US Dollars)

1.	INCORPORATION AND NATURE OF OPERATIONS

The Company was incorporated under the laws of the State of Nevada on February 12, 1996 and has its head office in Bellingham, Washington, USA.  The Company is in the development stage as more fully defined in Statement No. 7 of the Financial Accounting Standards Board (“FASB”).  The Company is in the business of researching, developing and commercializing new technologies.

The Company will be devoting all of its resources to the research, development and commercialization of its ElectriPlast technology.  As a consequence, the value for the license of all other technologies was written off in 2001.

2.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of consolidation

These financial statements include the accounts of Integral Technologies, Inc. (a development stage company), its wholly-owned subsidiaries, Integral Vision Systems, Inc. ("IVSI"), Antek Wireless Inc. ("Antek") and Plastenna, Inc. (“Plastenna”), a Delaware corporation, and its 76.625%-owned subsidiary, Emergent Technologies Corp. ("ETC"), which is currently inactive.  All intercompany balances and transactions have been eliminated.

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

Basic loss per share computations are based on the weighted average number of common shares outstanding during the year.  Common share equivalents consisting of preferred stock, stock options and warrants are not considered in the computation of diluted loss per share because their effect would be anti-dilutive.

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

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2007, 2006 and 2005
(US Dollars)

2.           SIGNIFICANT ACCOUNTING POLICIES (Continued)

(e)	Revenue recognition

As the Company is continuing development of its technologies, no significant revenues have been earned to date.  The Company plans to recognize revenues at the time of delivery of the product to the customer.

(f)	Foreign currency translation

Transactions for the Company’s operations whose functional currency is not the US dollar are translated into US dollars at the exchange rates in effect at the balance sheet dates for monetary assets and liabilities, and at historical exchange rates for non-monetary assets and liabilities.  Revenue and expenses are translated at average rates for the period, except for amortization and depreciation, which are translated on the same basis as the related assets.  Resulting translation gains or losses are reflected in the statements of operations.

(g)	Research and development

Research and development expenditures are charged to operations as incurred.

(h)	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates include valuation allowance for deferred income tax asset and the determination of the assumptions use in calculating the fair value of stock-based compensation.  Actual results could differ from those estimates and would impact future results of operations and cash flows.

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

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2007, 2006 and 2005
(US Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i)	Financial instruments (Continued)

(iv)	Currency risk

The Company translates the results of non-US transactions into US currency using rates approximating the average exchange rate for the year.  The exchange rate may vary from time to time.  This risk is considered nominal as the Company does not incur any significant transactions in currencies other than US dollars.

(j)	Income taxes

The Company uses the asset and liability approach in its method of accounting for income taxes that requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  A valuation allowance against deferred tax assets is recorded if based upon weighted available evidence it is more likely than not that some or all of the deferred tax assets will not be realized.

(k)	Stock-based compensation

Prior to July 1, 2005, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS 123”),“Accounting for Stock-Based Compensation”, and, therefore, no related compensation expense was recorded for awards granted with no intrinsic value. Effective July 1, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R,“Share-Based Payment”, as interpreted by Securities Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107.The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results for prior periods. Under this transition method, compensation costs associated with stock options include: (1) compensation cost related to the remaining unvested portion of all stock option awards granted prior to July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (2) compensation cost related to all stock option awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

(l)	Comprehensive income

Other comprehensive income includes revenues and expenses and unrealized gains and losses that under accounting principles generally accepted in the United States of America are excluded from net income (loss) and are recorded directly as an adjustment to stockholders' equity, net of tax. When the unrealized gains and losses are realized they are reclassified from other comprehensive income and included in net income. The Company's other comprehensive income (loss) is comprised of gains and losses from foreign currency translation adjustments. As at June 30, 2007, the Company has comprehensive income of $46,267 that relates to foreign operations the Company had in the past. The Company’s operations in the foreign jurisdiction were integrated into the main operations of the Company therefore no further comprehensive gains or losses have been incurred.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2007, 2006 and 2005
(US Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Recent accounting pronouncements

(i)
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

(ii)
In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”.  SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material effect on the Company’s financial statements.

(iii)
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of cash flows, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2007, 2006 and 2005
(US Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Recent accounting pronouncements (Continued)

(iv)
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

(v)
In June 2006, FASB issued Interpretation No. 48 ("FIN 48"), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income tax positions ("tax positions"). FIN 48 requires the Company to recognize in its financial statements the impact of a tax position if that tax position is more likely than not of being sustained on audit, based on the technical merits of the tax position. The provisions of FIN 48 are effective as of the beginning of the Company's 2008 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company estimates that no material cumulative effect adjustment will be charged to retained earnings to increase reserves for uncertain tax positions. This estimate is subject to revision as the Company completes its analysis.

(vi)
In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2007, 2006 and 2005
(US Dollars)

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Recent accounting pronouncements (Continued)

(vii)
In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

(viii)
FAS 151, Inventory Costs.  This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 24, 2004.  The provisions of this statement should be applied prospectively.  There is no impact on the Company’s financial statements.

(ix)
FAS 153, Exchanges of Non-Monetary Assets.  The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after December 16, 2004.  The provisions of this statement should be applied prospectively.  There is no impact on the Company’s financial statements.

(x)
In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based compensation payments and supersedes the Company’s current accounting under APB 25.  SFAS 123(R) is effective for all annual periods beginning after June 15, 2005.  In March 2005, the SEC issued SAB No. 107 relating to the adoption of SFAS 123(R). The Company adopted SFAS 123(R) in the first quarter of fiscal 2006.

3.	STOCKHOLDERS' EQUITY

(a)	Common stock

(i)	During the year ended June 30, 2005, the Company:

(a)	Issued 44,000 shares to settle debt for $55,000;
(b)
Issued 500,000 shares as partial consideration for consulting services to be provided over 12 months. These shares have been recorded at a value of $270,000 representing the market value of the shares at the date of issuance, and were amortized over the term of the contract; and

(c)	Issued 1,713,300 shares on exercise of cashless warrants.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2007, 2006 and 2005
(US Dollars)

3.	STOCKHOLDERS' EQUITY (Continued)

(a)	Common stock (Continued)

(ii)	During the year ended June 30, 2006, the Company

(a)	Issued 19,000 shares for services in the amount of $29,010;
(b)
Issued 250,000 shares as partial consideration for consulting services to be provided over 12 months. These shares have been recorded at a value of $162,500 representing the market value of the shares at the date of issuance, and were amortized over the term of the contract;

(c)	Issued 1,291,168 shares in the amount of $1,080,669 on exercise of warrants; and
(d)	Issued 35,115 shares on exercise of cashless warrants.

(iii)	During the year ended June 30, 2007, the Company:

(a)
Closed a private placement on September 15, 2006 of 1,180,537 units consisting of common stock at $2 per share and warrants to purchase 590,269 shares of common stock within two years at an exercise price of $2.50 per share, provided that in the event that the average closing bid price of a share of the Company's common stock exceeds $4.50 for ten consecutive trading days, the Company has the right to redeem the warrants for $0.01 per share of common stock purchasable hereunder, upon thirty days’ written notice (the holder shall have the right to exercise the warrant in accordance with its terms prior to the expiration of the thirty-day period).  The purchase price attributable to the warrants was $0.001 per share of common stock underlying the warrants. Aggregate proceeds from the sale of the common stock and the warrants was $2,361,641 ($2,361,051 for the common stock and $590 for the warrants).  At any time commencing sixty days after the close of the offering, the investors can require that the Company prepare and file a registration statement to register the shares of common stock (including the shares underlying the warrants) for resale by the investors. The Company also reserves the right to file such a registration statement at any time after the closing date on its own initiative;

(b)	Issued 50,000 shares in the amount of $35,000 on the exercise of options; and
(c)
Issued 50,000 shares as consideration for consulting services to be provided over 12 months. These shares have been recorded at a value of $105,000 representing the market value of the shares at the date of issuance.

(b)	Preferred stock

The preferred stock may be issued in one or more series.  The distinguishing features of each series including preference, rights and restriction are to be determined by the Company's Board of Directors upon the establishment of each such series.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2007, 2006 and 2005
(US Dollars)

3.	STOCKHOLDERS' EQUITY (Continued)

(b)	Preferred stock (Continued)

During the year ended June 30, 2000, the Company designated 1,000,000 of its authorized 20,000,000 preferred shares as Series A convertible preferred stock with a par value of $0.001 each and a stated value and liquidation preference of $1.00 per share.  Cumulative dividends are accrued at the rate of 5% annually, payable at the option of the Company.  The shares may be converted to restricted shares of common stock at the average trading price ten days prior to conversion, and are entitled to votes equal to the number of shares of common stock into which each series of preferred stock may be converted.  Each Series A convertible preferred share may be redeemed by the Company for $1.50 each within one year after the date of issue, and for $2.00, $2.50, $3.00 and $3.50 per share in each of the subsequent four years after the date of issue. The Company may, at its discretion, redeem the shares at a price higher than stipulated herein.

During the year ended June 30, 2000, the Company agreed to settle $383,228 of accounts payable and $281,182 of long-term debt, both amounts owed to officers and directors of the Company, by issuing 664,410 shares of Series A convertible preferred stock at a par value of $0.001 and a stated value of $1.00 per share.

(c)	Stock options and stock-based compensation

Stock option plans

In January 2001, the Company adopted the "Integral Technologies, Inc. 2001 Stock Plan" (the "2001 Plan"), a non-qualified stock option plan under which the Company may issue up to 2,500,000 stock options and stock bonuses of common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company. This plan was amended December 2001 to increase the number of common share options that may be granted from 2,500,000 to 3,500,000 stock options. As at June 30, 2007, there are 19,500 options available under this plan.

In April 2003, the Company adopted the "Integral Technologies, Inc. 2003 Stock Plan" (the "2003 Plan"), a non-qualified stock option plan under which the Company may issue up to 1,500,000 stock options. As of June 30, 2007, there are 1,025,000 options available under this plan.

Option Grants

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

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2007, 2006 and 2005
(US Dollars)

3.	STOCKHOLDERS' EQUITY (Continued)

(c)	Stock options and stock-based compensation (Continued)

Option Grants (Continued)

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

During the year ended June 30, 2007, pursuant to the consulting agreement with Visionary Innovations, Inc. (“Visionary”), the Company granted Visionary 125,000 options, which vested on March 30, 2007 at an exercise price of $2.75, and another 125,000 options, which vest on March 30, 2008 at an exercise price of $2.75 and expire March 30, 2009.

During the 2007 fiscal year, the Company extended the expiry date of 1,295,000 options, which resulted in additional stock-based compensation of $2,696,776 included in the 4,225,648 discussed below.

Stock-based compensation

Prior to July 1, 2005, the Company accounted for stock-based awards under the recognition and measurement provisions of APB 25, "Accounting for Stock Issued to Employees", and related interpretations, as permitted by SFAS 123, “Accounting for Stock-Based Compensation”, and, therefore, no related compensation expense was recorded for awards granted with no intrinsic value. Effective July 1, 2005, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123R, “Share-Based Payment”, as interpreted by SEC SAB No. 107.The Company adopted the modified prospective transition method provided for under SFAS 123R, and consequently has not retroactively adjusted results for prior periods. Under this transition method, compensation cost associated with stock options includes: (1) compensation cost related to the remaining unvested portion of all stock option awards granted prior to July 1, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (2) compensation cost related to all stock option awards granted subsequent to July 1, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

During the year ended June 30, 2007, the Company recorded a total stock-based compensation expense of $4,225,648 (2006 - $107,219; 2005 - $Nil); of this amount, $1,548,630 is included as part of consulting fees and $2,677,018 is included in salaries.

At June 30, 2007, total compensation cost related to stock options granted to employees under the Company’s stock option plans but not yet recognized was $67,466, net of estimated forfeitures. This cost will be recognized as stock-based compensation during the fiscal year ended June 30, 2008.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2007, 2006 and 2005
(US Dollars)

3.	STOCKHOLDERS' EQUITY (Continued)

(c)	Stock options and stock-based compensation (Continued)

Key assumptions

The fair value of the Company’s stock options was estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions:

	2007	2006	2005

Expected life (years)	1	2	1
Interest rate	5.00%	3.00%	3.45%
Volatility	106.90%	59.09%	75.00%
Dividend yield	0.00%	0.00%	0.00%
Estimated forfeitures	0.00%	0.00%	0.00%

Expected life: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding and was determined based on historical experience and vesting schedules of similar awards.

Risk-free interest rate: The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the implied yield currently available on US Treasury zero-coupon issues with an equivalent remaining term.

Expected volatility: The Company’s expected volatility represents the weighted average historical volatility of the Company’s common stock for a period equal to the expected life of the options.

Expected dividend: The Black-Scholes valuation model calls for a single expected dividend yield as an input. The dividend yield is determined by dividing the expected per share dividend during the coming year by the grant date stock price. The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.

Estimated forfeitures: Estimated forfeitures represent the Company’s historical forfeitures for the most recent two-year period and considers termination behavior as well as analysis of actual option forfeitures.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2007, 2006 and 2005
(US Dollars)

3.	STOCKHOLDERS' EQUITY (Continued)

(c)	Stock options and stock-based compensation (Continued)

Stock option activity

The following table summarizes the Company's stock option activity for the years ended June 30, 2007, 2006 and 2005:

	Number of Shares	Price Per Share	Weighted Average Exercise Price

Balance, June 30, 2004	1,547,500	$0.64 to $ 1.50	$0.94
Granted during the year	1,000,000	$0.50	$0.50
Cancelled	(102,500)	$0.65 to $ 1.50	$0.77
Exercised	0	$0.00	$0.00

Balance, June 30, 2005	2,445,000	$0.50 to $ 1.16	$0.76
Granted during the year	50,000	$0.40	$0.40
Cancelled	0	$0.00	$0.00
Exercised	(200,000)	$0.40 to $ 1.00	$0.67

Balance, June 30, 2006	2,295,000	$0.40 to $ 1.16	$0.76
Granted during the year	1,450,000	$1.00 to $ 2.75	$2.16
Cancelled	0	$0.00	$0.00
Exercised	(25,000)	$1.00	$1.00

Balance, June 30, 2007	3,720,000	$0.50 to $ 2.75	$1.31

The following summarizes the options outstanding and exercisable at June 30, 2007, 2006 and 2005, which were fully vested at these dates:

	Exercise	Number of Shares
Expiry Date	Price	2007		2006	2005

August 31, 2007	$0.65 to $ 1.16	855,000	*	880,000	1,030,000
November 3, 2007	$1.00	100,000		0	0
March 23, 2008	$1.00	100,000		0	0
March 30, 2009	$2.75	250,000		0	0
June 30, 2010	$0.50	1,000,000		1,000,000	1,000,000
June 30, 2010	$2.25	1,000,000		0	0
December 31, 2010	$1.00	415,000		415,000	415,000

Total outstanding	$0.50 to $ 2.75	3,720,000		2,295,000	2,445,000
Total exercisable	$0.50 to $ 2.75	3,626,250		2,295,000	2,445,000

*	Subsequent to the year-end, the expiry date of these options was extended from August 31, 2007 to August 31, 2008.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2007, 2006 and 2005
(US Dollars)

3.             STOCKHOLDERS' EQUITY (Continued)

(c)	Stock options and stock-based compensation (Continued)

Stock option activity (Continued)

The weighted average grant date fair value of options granted during the year ended June 30, 2007 was $1.35 per share (2006 - $0.69; 2005 - $0.70). The weighted average intrinsic value of options exercised during the year ended June 30, 2007 was $Nil per share (2006 - $ 0.02; 2005 - $Nil). The weighted average intrinsic value of options outstanding as of June 30, 2007 was $0.15 per share (2006 - $0.13; 2005 - $0.04).

Pro forma disclosure

Had compensation expense been determined as provided in SFAS 123 using the Black-Scholes option pricing model for the year ended June 30, 2005, the pro forma effect on the Company's net loss and per share amounts would have been as follows for the period indicated:

2005

Net loss, as reported	$(1,812,265)
Deduct:
Stock-based employee compensation expense under intrinsic value method included in reported net loss, net of related tax effects	0
Add:
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(326,000)

Net loss, pro forma	$(2,138,265)

Net loss per share, as reported	$(0.04)
Deduct:
Stock-based employee compensation expense under intrinsic value method included in reported net loss, net of related tax effects	0.00
Add:
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(0.01)

Net loss per share, pro forma	$(0.05)

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2007, 2006 and 2005
(US Dollars)

3.	STOCKHOLDERS' EQUITY (Continued)

(d)	Stock purchase warrants

At June 30, 2007 and 2006, the following stock purchase warrants were outstanding:

	Exercise	Number of Shares
Expiry Date	Price	2007	2006

September 15, 2008	$2.50	590,269	0

(e)	Promissory notes receivable at June 30, 2007 includes:

(i)	$17,500 (2006 - $17,500) due on exercise of 210,000 stock options, interest at 10% per annum, due November 1, 2002, subsequently extended to June 30, 2003; and

(ii)	$12,237 (2006 - $15,000) due on exercise of 23,000 stock options, interest at 10% per annum due June 30, 2003.

As at June 30, 2007, $2,763 of these notes had been collected.  Shares issued on exercise of options are restricted for trading.  The restrictions will not be removed until the respective notes are paid to the Company.

4.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

				Period from
				February 12,
				1996
				(Inception)
	Years Ended June 30,			Through
	2007	2006	2005	June 30, 2007

Supplemental Disclosure of Non-Cash Transactions
Shares Issued for
Redemption of preferred shares	$0	$0	$0	$415,000
Property and equipment	$0	$0	$0	$23,000
Proprietary agreement	$0	$0	$0	$711,000
Settlement of accounts payable	$0	$0	$55,000	$228,742
Services (provided by officers	$0	$0	$0	$120,000
Settlement of lawsuit	$0	$0	$0	$15,000
Services	$105,000	$191,510	$270,000	$801,784
Acquisition of subsidiary	$0	$0	$0	$894,200
Supplemental Cash Flow Information
Interest paid	$0	$0	$0	$81,111
Income tax paid	$0	$0	$0	$0

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2007, 2006 and 2005
(US Dollars)

5.	RELATED PARTY TRANSACTIONS

(a)	Accounts payable at June 30, 2007 includes $7,730 (2006 - $7,870) due to two directors and officers of the Company.

(b)	The Company recorded an expense of $505,000 (2006 - $360,000; 2005 - $430,000) for wages paid to two directors and officers of the Company.

6.	INCOME TAXES

The provision for income taxes consists of the following at June 30:

	2007	2006	2005

Deferred benefit	$(2,994,000)	$0	$(461,000)
Increase in valuation allowance	2,994,000	0	461,000

Total provision for income tax	$0	$0	$0

The total provision differs from the amount computed by applying federal statutory rates to loss before income taxes due to the following at June 30:

	2007	2006	2005

Provision for income tax at the statutory rate of 34%	$(2,024,000)	$(715,000)	$(616,000)
Increase in taxes due to change in valuation allowance	2,994,000	0	461,000
Disallowed expense	1,000	1,000	2,000
True-up of deferred tax assets	(971,000)	714,000	153,000

Total provision for income tax	$0	$0	$0

The Company has used a federal statutory rate of 34%.  All of the Company's operations are in Washington State, which has no corporation income tax, so no provision for state income tax is needed.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2007, 2006 and 2005
(US Dollars)

6.	INCOME TAXES (Continued)

Deferred tax assets and liabilities reflect the tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.  The Company has net deferred income tax assets which have been reduced to zero through a valuation allowance because of uncertainties relating to utilization of future tax benefits.  The components of the net deferred income tax assets, calculated at an effective rate of 34%, are as follows at June 30:

	2007	2006	2005

Current deferred tax assets
Legal dispute reserve	$182,000	$0	$0
Accrued liabilities	7,000	5,000	5,000

Total current deferred tax assets	189,000	5,000	5,000

Non-current deferred tax assets
Net operating loss carry-forwards	6,454,000	5,738,000	5,300,000
Non-qualified stock options	1,670,000	0	0
Capital loss carry-forwards	425,000	0	0
Investment reserve	247,000	254,000	692,000
Basis difference of fixed assets	4,000	0	0
Valuation allowance	(8,989,000)	(5,994,000)	(5,994,000)

Total non-current deferred tax assets	(189,000)	(2,000)	(2,000)

Non-current deferred tax liabilities
Basic difference of fixed assets	0	3,000	3,000
Total non-current deferred tax liabilities	0	(3,000)	(3,000)

Net deferred tax asset (liability)	$0	$0	$0

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2007, 2006 and 2005
(US Dollars)

6.	INCOME TAXES (Continued)

For tax purposes, the Company has unused net operating losses available for carry-forwards to future tax years.  At June 30, 2007, the amounts and expiration dates of the Company's net operating loss carry-forwards are as follows.

Year Ended	Expiry Date	Amount

June 30, 1996	June 30, 2011	$346,000
June 30, 1997	June 30, 2012	1,405,000
June 30, 1998	June 30, 2018	999,000
June 30, 1999	June 30, 2019	1,361,000
June 30, 2000	June 30, 2020	1,091,000
June 30, 2001	June 30, 2021	2,002,000
June 30, 2002	June 30, 2022	2,526,000
June 30, 2003	June 30, 2023	1,364,000
June 30, 2004	June 30, 2024	2,162,000
June 30, 2005	June 30, 2025	2,208,000
June 30, 2006	June 30, 2026	2,373,000
June 30, 2007	June 30, 2027	1,144,000

		$18,981,000

Current federal tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change of a corporation. Accordingly, the Company's ability to utilize net operating loss and tax credit carry-forwards may be limited as a result of such ownership changes. Such a limitation could result in the expiration of carry-forwards before they are utilized.

For tax purposes, the Company has unused capital losses available for carry-forwards to future tax years.  At June 30, 2007, the amounts and expiration dates of the Company's capital loss carry-forwards are as follows.

Year Ended	Expiry Date	Amount

June 30, 2005	June 30, 2010	$1,250,000

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2007, 2006 and 2005
(US Dollars)

7.	LOSS PER SHARE

	Income (Numerator)	Shares (Denominator)	Per Share Amount

2007
Loss for the year	$(5,985,850)
Preferred stock dividends	(15,427)

Loss attributable to common shareholders	$(6,001,277)	45,230,171	$(0.13)

2006
Loss for the year	$(2,106,285)
Preferred stock dividends	(15,427)

Loss attributable to common shareholders	$(2,121,712)	42,814,988	$(0.05)

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

PART III

DIRECTORS AND EXECUTIVE OFFICERS

Our Company has a Board of Directors which is currently comprised of two members.  Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed.  The members of the Board and the executive officers of our Company and their respective age and position are as follows:

Name	Age	Position with Company	Director of Company Since

William S. Robinson	50	Director, Chairman, CEO and Treasurer	February 1996

William A. Ince	56	Director, President, Secretary and Chief Financial Officer	February 1996

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

Mr. Ince brings with him a background as a professional accountant and experience from management positions in finance and operations in several private companies.  He has consulted to both private and public companies in the areas of marketing and finance, as well as turn-around situations.  Mr. Ince has been responsible for “team building” efforts to ensure that each project is brought to fruition on a timely basis.

Non-Executive Officer / Significant Employee

Tom Aisenbrey
Chief Technology Officer

Mr. Aisenbrey has been with our Company since February 2001.  Mr. Aisenbrey is an executive program manager with over 27 years of experience in a variety of electronic industries, including design & development of multiple computer oriented products, specializing in wireless products.

Audit Committee and Audit Committee Financial Expert Disclosure

Our Company does not have a separately-designated standing audit committee at this time because it is not required to do so.  Accordingly, we do not have an audit committee financial expert.

Code of Ethics

On September 20, 2004, the Board of Directors established a written code of ethics that applies to our senior executive and financial officers.  A copy of the code of ethics is incorporated by reference as an exhibit to this annual report.  In addition, a copy of the code of ethics is posted on our Company’s website at www.itkg.net.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Company's officers and directors, and persons who own more than 10% of a registered class of our Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”).  Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of copies of such reports received or written representations from certain reporting persons, we believe that, during the year ended June 30, 2007, all Section 16(a) filing requirements applicable to our officers, directors and ten percent shareholders were complied with by such persons.

EXECUTIVE COMPENSATION

The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to our executive officers, and other individuals for whom disclosure is required, for all services rendered in all capacities to Integral and our subsidiaries.

Summary Compensation Table

The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, to or for Integral’s principal executive officer and each of the other executive officers (one person) and one non-executive officer, during the fiscal years ended June 30, 2007 and 2006.

Name and Principal Position	Fiscal Year Ended June 30	Salary ($)	Bonus ($)	Stock Awards	Options Awards ($) (n1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (n2)	Total ($)

William S.	2007	$202,500	$50,000	-0-	$-0-	-0-	-0-	$26,782	$274,145
Robinson	2006	$180,000	-0-	-0-	$-0-	-0-	-0-	$22,282	$202,282
Chief Executive Officer, Treasurer, Chairman, Director

William A.	2007	$202,500	$50,000	-0-	$177,706	-0-	-0-	$21,645	$451,851
Ince	2006	$180,000	-0-	-0-	$91,424	-0-	-0-	$17,145	$288,569
Chief Financial and Accounting Officer, President, Secretary, Director

Thomas	2007	$144,000	-0-	-0-	$2,414,710	-0-	-0-	$29,815	$2,588,525
Aisenbrey	2006	$144,000	-0-	-0-	$-0-	-0-	-0-	$31,904	$175,904
Chief Technology Officer (non-executive officer)
___________

(n1)
Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R.  FAS 123R requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest).  As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option.  For a description FAS 123R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this report.

On July 1, 2002, Mr. Ince was granted an option to acquire 415,000 shares of common stock at an exercise price of $1.00 per share.  In December 2005, the expiration date of these options was extended until December 31, 2007.  Then in June 2007, the expiration date of these options was extended until December 31, 2010.

On November 6, 2006, Mr. Aisenbrey was granted an option to acquire 1,000,000 shares of common stock at an exercise price of $2.25 per share, exercisable in whole or in part at any time until June 30, 2010.  The exercise price per share shall automatically be adjusted down to $.001 per share in the event of a ”triggering event,” which is defined as the termination of employment of Mr. Aisenbrey or a change in control of Integral. A change in control of Integral shall be deemed to have occurred if there is any sale, exchange or transfer of all or substantially all of the assets of Integral, or if there is any merger or share exchange involving Integral, which has the result of effecting a change in control of the business through a change in management and/or officers and directors of Integral.

Mr. Aisenbrey holds options to acquire an aggregate of 200,000 shares of common stock at an exercise price of $0.65 per share that were granted in 2001, and he also holds options to acquire an aggregate of 245,000 shares of common stock at an exercise price of $1.00 per share that were granted in 2002 and 2003.  In August 2006, the expiration dates of these options were extended until August 31, 2007.  [Subsequent to year-end, in August 2007, the expiration dates of these options were extended until August 31, 2008.]

(n2)
William S. Robinson and William A. Ince each own shares of Series A Preferred Stock.  A 5% dividend on the Series A Preferred Stock is payable in cash or shares of common stock at the election of Integral.  For the year ended June 30, 2006, $10,282 was paid or accrued for Mr. Robinson and $5,145 was paid or accrued for Mr. Ince.  For the year ended June 30, 2007, $10,282 was paid or accrued for Mr. Robinson and $5,145 was paid or accrued for Mr. Ince.

William S. Robinson and William A. Ince each received an automobile expense allowance of $16,500 in 2007 and $12,000 in 2006.

Integral pays for living accommodations in Bellingham, Washington for Thomas Aisenbrey.  The total amount paid for these accommodations was $31,904 in 2006 and $29,815 in 2007.

Except as set forth above, no outstanding common stock purchase option or other equity-based award granted to or held by any named executive officer were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common stock purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of June 30, 2007.

Option Awards						Stock Awards
			Equity Incentive Plan Awards:					Equity Incentive Plan Awards:	Equity Incentive Plan Awards:

Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

William S. Robinson	0	0	0	0	n/a	0	0	0	0

William A. Ince (n1)	415,000	0	0	$1.00	12/31/2010	0	0	0	0

Thomas Aisenbrey (n2)	1,000,000	0	0	$0.50	6/30/2010	0	0	0	0
	1,000,000	0	0	$2.25	6/30/2010	0	0	0	0
	125,000	0	0	$0.65	8/31/2007	0	0	0	0
	75,000	0	0	$0.65	8/31/2007	0	0	0	0
	45,000	0	0	$1.00	8/31/2007	0	0	0	0
	200,000	0	0	$1.00	8/31/2007	0	0	0	0

(n1)
Mr. Ince holds the following options:  On July 1, 2002, Mr. Ince was granted an option to acquire 415,000 shares of common stock at an exercise price of $1.00 per share.  In June 2007, the expiration date of these options was extended until December 31, 2010.

(n2)	Mr. Aisenbrey holds the following options:

•
On August 16, 2001, Mr. Aisenbrey was granted an option to acquire 125,000 shares of common stock at an exercise price of $.65 per share.  In August 2007, the expiration date of these options was extended until August 31, 2008.

•
On November 1, 2001, Mr. Aisenbrey was granted an option to acquire 75,000 shares of common stock at an exercise price of $.65 per share. In August 2007, the expiration date of these options was extended until August 31, 2008.

•
On July 1, 2002, Mr. Aisenbrey was granted an option to acquire 45,000 shares of common stock at an exercise price of $1.00 per share. In August 2007, the expiration date of these options was extended until August 31, 2008.

•
On January 2, 2003, Mr. Aisenbrey was granted an option to acquire 200,000 shares of common stock at an exercise price of $1.00 per share. In August 2007, the expiration date of these options was extended until August 31, 2008.

•
On June 17, 2005, Mr. Aisenbrey was granted an option to acquire 1,000,000 share of common stock at an exercise price of $.50 per share, exercisable in whole or in part at any time until June 30, 2010.

•
On November 6, 2006, Mr. Aisenbrey was granted an option to acquire 1,000,000 shares of common stock at an exercise price of $2.25 per share, exercisable in whole or in part at any time until June 30, 2010.

With respect to the option granted on June 17, 2005 and the option granted on November 6, 2006, the exercise price per share shall automatically be adjusted down to $.001 per share in the event of a ”triggering event,” which is defined as the termination of employment of Mr. Aisenbrey or a change in control of Integral. A change in control of Integral shall be deemed to have occurred if there is any sale, exchange or transfer of all or substantially all of the assets of Integral, or if there is any merger or share exchange involving Integral, which has the result of effecting a change in control of the business through a change in management and/or officers and directors of Integral.

Compensation of Directors

No compensation was paid by Integral to its Directors for any service provided as a Director during the fiscal year ended June 30, 2007.  There are no other formal or informal understandings or arrangements relating to compensation; however, Directors may be reimbursed for all reasonable expenses incurred by them in conducting Integral’s business.  These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

As of the date of filing of this report, the current executive officers do not have written employment contracts.

Integral’s Board of Directors has complete discretion as to the appropriateness of (a) key-man life insurance, (b) obtaining officer and director liability insurance, (c) employment contracts with and compensation of executive officers and directors, (d) indemnification contracts, and (e) incentive plan to award executive officers and key employees.

Integral’s Board of Directors is responsible for reviewing and determining the annual salary and other compensation of the executive officers and key employees of Integral.  The goals of Integral are to align compensation with business objectives and performance and to enable Integral to attract, retain and reward executive officers and other key employees who contribute to the long-term success of Integral.  Integral intends to provide base salaries to its executive officers and key employees sufficient to provide motivation to achieve certain operating goals.  Although salaries are not specifically tied into performance, incentive bonuses may be available to certain executive officers and key employees.  In the future, executive compensation may include without limitation cash bonuses, stock option grants and stock reward grants.

Employee Benefit and Consulting Services Compensation Plans

As of June 30, 2007, Integral had two Employee Benefit and Consulting Services Compensation Plans in effect.

On January 2, 2001, Integral adopted an employee benefit and consulting services compensation plan entitled the Integral Technologies, Inc. 2001 Stock Plan (the “2001 Plan”), which was amended on December 17, 2001.  As amended, the 2001 Plan covers up to 3,500,000 shares of common stock.  The 2001 Plan has not previously been approved by security holders.

On April 4, 2003, Integral adopted an employee benefit and consulting services compensation plan entitled the Integral Technologies, Inc. 2003 Stock Plan (the “2003 Plan”).  The 2003 Plan covers up to 1,500,000 shares of common stock. The 2003 Plan has not previously been approved by security holders.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock

The following table sets forth, as of September 14, 2007 the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral’s common stock, each director and executive officer individually and all directors and executive officers of Integral as a group.  Each person is believed to have sole voting and investment power over the shares except as noted.

Name and Address of Beneficial Owner (n1)	Amount and Nature of Beneficial Ownership(n1)(n2)	Percent of Class (n3)
Executive Officers and Directors:
William S. Robinson (n4) #3 1070 West Pender St. Vancouver, B.C. V6E 2N7	2,323,533	5.1%
William A. Ince (n5) 805 W. Orchard Dr., Suite #7 Bellingham, WA 98225	2,128,833	4.6%
Thomas Aisenbrey (n6) 805 W. Orchard Dr., Suite #7 Bellingham, WA 98225	2,670,000	5.6%
All executive officers and directors as a group (n6)	7,122,366	14.7%

5% Beneficial Owners:
Wellington Management Company, LLP (n7) 75 State Street, Boston, MA 02109	4,113,100	9.0%

(n1)	Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(n2)
Includes vested options beneficially owned but not yet exercised and outstanding, if any.  The table does not include the effects of conversion by Mr. Robinson and Mr. Ince of their shares of Series A Convertible Preferred Stock (“Series A”), which are convertible into shares of common stock at a conversion rate that varies with the market price of the common stock at the time of conversion.  The conversion rate is determined by dividing the number of shares of Series A being converted by the average of the high and low bid prices of Integral’s common stock reported by the OTC Bulletin Board over the ten trading days preceding the date of conversion.  Mr. Robinson owns 204,975 shares of Series A and Mr. Ince owns 103,563 shares of Series A.  As of September 14, 2007, the conversion rate was $1.70 per share, so Mr. Robinson’s 204,975 shares of Series A were convertible into 120,574 shares of common stock, and Mr. Ince’s 103,563 shares of Series A were convertible into 60,919 shares of common stock.  The actual number of shares of common stock receivable by Messrs. Robinson and Ince upon conversion of the Series A would depend on the actual conversion rate in effect at the time of conversion.

(n3)
Based upon 45,514,969 shares issued and outstanding, plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(n4)
Mr. Robinson is an executive officer and director of Integral and each of its subsidiaries.  Beneficial ownership figure includes an aggregate of 150,000 shares held in the names of his spouse and his two minor children.

(n5)	Mr. Ince is an executive officer and director of Integral and each of its subsidiaries. Beneficial ownership figure includes 415,000 shares underlying options.

(n6)	Mr. Aisenbrey is a non-executive officer of Integral, but is included in the table for informational purposes. Beneficial ownership figure includes 2,445,000 shares underlying options.

(n7)
Wellington Management Company, LLP, has included the following information in its Schedule 13G Amendment No. 6 filing with the Securities and Exchange Commission (as of December 31, 2006):  (a) Wellington, in its capacity as investment adviser, may be deemed to beneficially own 4,113,100 shares of the Company which are held of record by clients of Wellington; (b) those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities; and (c) no such client is known to have such right or power with respect to more than five percent of this class of securities.

Series A Convertible Preferred Stock

The following table sets forth, as of September 14, 2007, the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral’s Series A Convertible Preferred Stock, each Officer and Director individually and all Directors and Officers of Integral as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

Name and Address of Beneficial Owner (n1)	-	Amount and Nature of Beneficial Ownership(n1)	Percent of Class (n2)
William S. Robinson (n3) #3 1070 West Pender St. Vancouver, B.C. V6E 2N7	-	204,975	66.4%
William A. Ince (n4) 805 W. Orchard Dr., Suite #3 Bellingham, WA 98225		103,563	33.6%
All officers and directors of Integral as a group (2 persons)		308,538	100%

(n1)	Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(n2)	Based upon 308,538 Series A Convertible Preferred shares issued and outstanding.

(n3)	Mr. Robinson is an executive officer and director of Integral and each of its subsidiaries.

(n4)	Mr. Ince is an executive officer and director of Integral and each of its subsidiaries.

Equity Compensation Plan Information

The following information concerning the Company’s equity compensation plans is as of the end of the fiscal year ended June 30, 2007:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	3,720,000	$1.30	1,044,500
Total	3,720,000	$1.30	1,044,500

As of June 30, 2007, Integral had two Employee Benefit and Consulting Services Compensation Plans in effect.

On January 2, 2001, Integral adopted an employee benefit and consulting services compensation plan entitled the Integral Technologies, Inc. 2001 Stock Plan (the “2001 Plan”), which was amended on December 17, 2001.  As amended, the 2001 Plan covers up to 3,500,000 shares of common stock.  The 2001 Plan has not previously been approved by security holders.

On April 4, 2003, Integral adopted an employee benefit and consulting services compensation plan entitled the Integral Technologies, Inc. 2003 Stock Plan (the “2003 Plan”).  The 2003 Plan covers up to 1,500,000 shares of common stock.  The 2003 Plan has not previously been approved by security holders.

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

In addition, included in the chart are two grant of options that were outside of the 2001 Plan and the 2003 Plan, made to Thomas Aisenbrey, Integral’s Chief Technology Officer:

•
On June 17, 2005, Integral provided a Grant of Option to Thomas Aisenbrey. Pursuant to the Grant of Option, Mr. Aisenbrey was granted an option to acquire 1,000,000 share of common stock at an exercise price of $.50 per share, exercisable in whole or in part at any time until June 30, 2010.

•
On November 6, 2006, Integral provided a Grant of Option to Thomas Aisenbrey. Pursuant to the Grant of Option, Mr. Aisenbrey was granted an option to acquire 1,000,000 share of common stock at an exercise price of $2.25 per share, exercisable in whole or in part at any time until June 30, 2010.

With respect to each option granted to Mr. Aisenbrey, the exercise price per share shall automatically be adjusted down to $.001 per share in the event of a ”triggering event,” which is defined as the termination of employment of Mr. Aisenbrey or a change in control of Integral. A change in control of Integral shall be deemed to have occurred if there is any sale, exchange or transfer of all or substantially all of the assets of Integral, or if there is any merger or share exchange involving Integral, which has the result of effecting a change in control of the business through a change in management and/or officers and directors of Integral.  The option and the underlying shares of common stock are subject to restrictions on transfer, as required by applicable federal and state securities laws.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the beginning of the last fiscal year, we entered into the following transactions in which our officers and directors have a material interest:

(a)           William S. Robinson and William A. Ince each own shares of Series A Preferred Stock.  A 5% dividend on the Series A Preferred Stock is payable in cash or shares of common stock at the election of Integral.  For the year ended June 30, 2007, $10,282 was paid or accrued for Mr. Robinson and $5,145 was paid or accrued for Mr. Ince.

(b)           On November 6, 2006, we provided a Grant of Option to Thomas Aisenbrey, our General Manager, Vice President of Product Development and Chief Technology Officer. Pursuant to the Grant of Option, which was not under either of our formal Employee Benefit and Consulting Services Compensation Plans, Mr. Aisebrey was granted an option to acquire 1,000,000 share of common stock at an exercise price of $2.25 per share, exercisable in whole or in part at any time until June 30, 2010.  The exercise price per share shall automatically be adjusted down to $.001 per share in the event of a ”triggering event,” which is defined as the termination of employment of Mr. Aisenbrey or a change in control of Integral. A change in control of Integral shall be deemed to have occurred if there is any sale, exchange or transfer of all or substantially all of the assets of Integral, or if there is any merger or share exchange involving Integral, which has the result of effecting a change in control of the business through a change in management and/or officers and directors of Integral.  The option and the underlying shares of common stock are subject to restrictions on transfer, as required by applicable federal and state securities laws.

DIRECTOR INDEPENDENCE

Our Board of Directors is comprised of two members, William S. Robinson and William A. Ince, both of whom are also executive officers.  We do not have any independent directors.

EXHIBITS

Exhibit No.	Description

3.03	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.03 of Integral’s quarterly report on Form 10-QSB for the period ended March 31, 2006.)

3.04	Bylaws, as amended and restated on December 31, 1997. (Incorporated by reference to Exhibit 3.04 of Integral’s quarterly report on Form 10-QSB for the period ended March 31, 2006.)

10.12
Integral Technologies, Inc. 2001 Stock Plan dated January 2, 2001, as amended December 17, 2001. (Incorporated by reference to Exhibit 10.12 of Integral’s registration statement on Form S-8 (file no. 333-76058).)

10.15	Integral Technologies, Inc. 2003 Stock Plan dated April 4, 2003 (Incorporated by reference to Exhibit 10.15 of Integral’s registration statement on Form S-8 (file no. 333-104522).)

10.18	Grant of Option dated June 17, 2005 between Integral and Thomas Aisenbrey. (Incorporated by reference to Exhibit 10.18 of Integral’s Current Report Form 8-K dated June 17, 2005 (filed June 23, 2005).)

10.19
Agreement between the Company and The QuanStar Group, LLC dated June 20, 2005. (Incorporated by reference to Exhibit 10.18 of Integral’s Current Report Form 8-K dated June 17,2005 (filed June 23, 2005).)

10.20
Patent License Agreement between the Company and Heatron, Inc. dated March 17, 2006. (Incorporated by reference to Exhibit 10.20 of Integral’s Current Report Form 8-K dated March 17, 2006 (filed April 11, 2006).)

10.21
Patent License Agreement between the Company and Jasper Rubber Products, Inc. dated August 25, 2006. (Incorporated by reference to Exhibit 10.21 of Integral’s Current Report Form 8-K dated August 25, 2006 (filed September 19, 2006).)

10.22
Grant of Option dated November 6, 2006 between Integral and Thomas Aisenbrey. (Incorporated by reference to Exhibit 10.22 of Integral’s Quarterly Report on Form 10-QSB for the period ended September 30, 2006.)

10.23
Manufacturing Agreement between Integral and Jasper Rubber Products, Inc. dated November 22, 2006. (Incorporated by reference to Exhibit 10.23 of Integral’s Current Report on Form 8-K dated November 27, 2006 (filed December 4, 2006).)

10.24
Patent License Agreement between Integral and ADAC Plastics, Inc. d/b/a ADAC Automotive, dated November 28, 2006. (Incorporated by reference to Exhibit 10.24 of Integral’s Current Report on Form 8-K dated December 18, 2006 (filed December 20, 2006).)

10.25
Patent License Agreement between Integral and Esprit Solutions Limited, dated December 18, 2006. (Incorporated by reference to Exhibit 10.25 of Integral’s Current Report on Form 8-K dated January 9, 2007 (filed January 19, 2007).)

10.26
Patent License Agreement between Integral and Knowles Electronics, LLC, dated January 18, 2007. (Incorporated by reference to Exhibit 10.26 of Integral’s Quarterly Report on Form 10-QSB for the period ended December 31, 2006.)

10.27
Agreement between Integral and Visionary Innovations, Inc., dated February 16, 2007. (Incorporated by reference to Exhibit 10.27 of Integral’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.)

10.28
Amendment One to Manufacturing Agreement between Integral and Jasper Rubber Products, Inc. dated July 19, 2007. (Incorporated by reference to Exhibit 10.28 of Integral’s Current Report on Form 8-K dated July 19, 2007 (filed July 30, 2007).)

14.1	Code of Ethics adopted September 20, 2004. (Incorporated by reference to Exhibit 14.1 of Integral’s annual report on Form 10-KSB for the period ended June 30, 2004.)

21.4	List of Subsidiaries. (Incorporated by reference to Exhibit 21.4 of Integral’s annual report on Form 10-KSB for the period ended June 30, 2004.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Company’s board of directors reviews and approves audit and permissible non-audit services performed by Pannell Kerr Forster, Vancouver, Canada (“PKF”), as well as the fees charged by PKF for such services.  In its review of non-audit service fees and its appointment of PKF as our Company’s independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining PKF’s independence.  All of the services provided and fees charged by PKF in the fiscal year ended June 30, 2007 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services rendered by PKF for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for fiscal years ended June 30, 2007 and 2006 were $35,250 and $37,500, respectively.

Audit-Related Fees

There were no other fees billed by PKF during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

The were no fees billed for professional services rendered by PKF for tax compliance services in fiscal years ended June 30, 2007 and 2006.

All Other Fees

There were no other fees billed by PKF during the last two fiscal years for products and services provided by PKF.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL TECHNOLOGIES, INC

Dated: September 28, 2007	/s/ William S. Robinson
William S. Robinson, Chief Executive Officer

/s/ William A. Ince
William A. Ince, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William S. Robinson	Director	September 28, 2007
William S. Robinson

/s/ William A. Ince	Director	September 28, 2007
William A. Ince

EXHIBIT INDEX

Exhibit No.	Description

3.03	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.03 of Integral’s quarterly report on Form 10-QSB for the period ended March 31, 2006.)

3.04	Bylaws, as amended and restated on December 31, 1997. (Incorporated by reference to Exhibit 3.04 of Integral’s quarterly report on Form 10-QSB for the period ended March 31, 2006.)

10.12
Integral Technologies, Inc. 2001 Stock Plan dated January 2, 2001, as amended December 17, 2001. (Incorporated by reference to Exhibit 10.12 of Integral’s registration statement on Form S-8 (file no. 333-76058).)

10.15	Integral Technologies, Inc. 2003 Stock Plan dated April 4, 2003 (Incorporated by reference to Exhibit 10.15 of Integral’s registration statement on Form S-8 (file no. 333-104522).)

10.18	Grant of Option dated June 17, 2005 between Integral and Thomas Aisenbrey. (Incorporated by reference to Exhibit 10.18 of Integral’s Current Report Form 8-K dated June 17, 2005 (filed June 23, 2005).)

10.19
Agreement between the Company and The QuanStar Group, LLC dated June 20, 2005. (Incorporated by reference to Exhibit 10.18 of Integral’s Current Report Form 8-K dated June 17,2005 (filed June 23, 2005).)

10.20
Patent License Agreement between the Company and Heatron, Inc. dated March 17, 2006. (Incorporated by reference to Exhibit 10.20 of Integral’s Current Report Form 8-K dated March 17, 2006 (filed April 11, 2006).)

10.21
Patent License Agreement between the Company and Jasper Rubber Products, Inc. dated August 25, 2006. (Incorporated by reference to Exhibit 10.21 of Integral’s Current Report Form 8-K dated August 25, 2006 (filed September 19, 2006).)

10.22
Grant of Option dated November 6, 2006 between Integral and Thomas Aisenbrey. (Incorporated by reference to Exhibit 10.22 of Integral’s Quarterly Report on Form 10-QSB for the period ended September 30, 2006.)

10.23
Manufacturing Agreement between Integral and Jasper Rubber Products, Inc. dated November 22, 2006. (Incorporated by reference to Exhibit 10.23 of Integral’s Current Report on Form 8-K dated November 27, 2006 (filed December 4, 2006).)

10.24
Patent License Agreement between Integral and ADAC Plastics, Inc. d/b/a ADAC Automotive, dated November 28, 2006. (Incorporated by reference to Exhibit 10.24 of Integral’s Current Report on Form 8-K dated December 18, 2006 (filed December 20, 2006).)

10.25
Patent License Agreement between Integral and Esprit Solutions Limited, dated December 18, 2006. (Incorporated by reference to Exhibit 10.25 of Integral’s Current Report on Form 8-K dated January 9, 2007 (filed January 19, 2007).)

10.26
Patent License Agreement between Integral and Knowles Electronics, LLC, dated January 18, 2007. (Incorporated by reference to Exhibit 10.26 of Integral’s Quarterly Report on Form 10-QSB for the period ended December 31, 2006.)

10.27
Agreement between Integral and Visionary Innovations, Inc., dated February 16, 2007. (Incorporated by reference to Exhibit 10.27 of Integral’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.)

10.28
Amendment One to Manufacturing Agreement between Integral and Jasper Rubber Products, Inc. dated July 19, 2007. (Incorporated by reference to Exhibit 10.28 of Integral’s Current Report on Form 8-K dated July 19, 2007 (filed July 30, 2007).)

14.1	Code of Ethics adopted September 20, 2004. (Incorporated by reference to Exhibit 14.1 of Integral’s annual report on Form 10-KSB for the period ended June 30, 2004.)

21.4	List of Subsidiaries. (Incorporated by reference to Exhibit 21.4 of Integral’s annual report on Form 10-KSB for the period ended June 30, 2004.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).