Form 10QSB
period 2007-09-30
INTEGRAL TECHNOLOGIES INC
filed 2007-11-14
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(360) 752-1982

(issuer’s telephone number)

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
Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 9, 2007, the issuer had 45,514,969 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes ☐     No ☒

INDEX

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	INTEGRAL TECHNOLOGIES, INC.
	(A Development Stage Company)
	Consolidated Financial Statements
	September 30, 2007
	(U.S. Dollars)
	(Unaudited)

	Consolidated Balance Sheets	F-1

	Consolidated Statement of Operations	F-2

	Consolidated Statement of Stockholders’ Equity	F-3

	Consolidated Statement of Cash Flows	F-4

	Notes to Consolidated Financial Statements	F-5

Item 2.	Management’s Plan of Operation	1

Item 3.	Controls and Procedures	3

PART 2 – OTHER INFORMATION

Item 1.	Legal Proceedings	4

Item 2.	Changes in Securities and Use of Proceeds	4

Item 3.	Defaults upon Senior Securities	4

Item 4.	Submission of Matters to a Vote of Security Holders	4

Item 5.	Other Information	4

Item 6.	Exhibits	4

Signatures		6

i

Index

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited)
(US Dollars)

	September 30,	June 30,
	2007	2007

Assets

Current
Cash	$1,895,077	$2,240,356
Prepaid expenses	30,399	32,442

Total Assets	$1,925,476	$2,272,798

Liabilities

Current
Accounts payable and accruals	$635,005	625,763

Total Current Liabilities	635,005	625,763

Stockholders’ Equity

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
20,000,000 Shares authorized
308,538 (June 30, 2007 - 308,538) issued and outstanding	308,538	308,538
Common Stock and Paid-in Capital in Excess of $0.001 Par Value
50,000,000 Shares authorized
45,514,969 (June 30, 2007 - 45,514,969) issued and outstanding	28,762,772	28,762,772
Promissory Notes Receivable	(29,737)	(29,737)
Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(27,797,369)	(27,440,805)

Total Stockholders’ Equity	1,290,471	1,647,035

Total Liabilities and Stockholders’ Equity	$1,925,476	$2,272,798

Index

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
(US Dollars)

			Period from
			February 12,
			1996
	Three Months Ended		(Inception) to
	September 30,		September 30,
	2007	2006	2007

Revenue	$0	$0	$249,308
Cost of Sales	0	0	216,016
	0	0	33,292
Other Income	23,498	38,890	822,619

	23,498	38,890	855,911

Expenses
Legal and accounting	64,130	67,429	3,898,473
Salaries and benefits	141,000	127,897	8,609,367
Consulting	69,139	104,226	5,832,691
Travel and entertainment	20,820	19,541	1,228,004
General and administrative	21,233	38,213	1,038,167
Telephone	8,262	10,967	412,959
Rent	10,389	9,459	408,230
Bank charges and interest, net	101	3,882	195,367
Advertising	0	224	331,270
Research and development	41,123	0	994,917
Settlement of lawsuit	0	0	45,250
Remuneration pursuant to proprietary,
non-competition agreement	0	0	711,000
Financing fees	0	0	129,043
Write-off of investments	0	0	1,250,000
Interest on beneficial conversion feature	0	0	566,456
Write-down of license and operating assets	0	0	1,855,619
Bad debts	0	0	52,613
Amortization	0	0	324,386
	376,197	381,838	27,883,812
Net Loss for Period	$(352,699)	$(342,948)	$(27,027,901)
Net Loss Per Common Share	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding	45,514,969	44,431,188

Index

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
(US Dollars)
		Common		Preferred
		Stock and		Stock and			Deficit
	Shares of	Paid-in	Shares of	Paid-In			Accumulated
	Common	Capital	Preferred	Capital	Promissory	Other	During the	Total
	Stock	in Excess	Stock	In Excess	Notes	Comprehensive	Development	Stockholders'
	Issued	of Par	Issued	of Par	Receivable	Income	Stage	Equity

Balance, June 30, 2006	44,234,432	$22,035,483	308,538	$308,538	$(32,500)	$46,267	$(21,439,528)	$918,260
Shares Issued for
Exercise of options	50,000	35,000	0	0	0	0	0	35,000
For services	50,000	105,000	0	0	0	0	0	105,000
Private placement	1,180,537	2,361,641	0	0	0	0	0	2,361,641
Repayment of promissory note	0	0	0	0	2,763	0	0	2,763
Dividends on preferred shares	0	0	0	0	0	0	(15,427)	(15,427)
Stock option compensation	0	4,225,648	0	0	0	0	0	4,225,648
Net loss for year	0	0	0	0	0	0	(5,985,850)	(5,985,850)

Balance, June 30, 2007	45,514,969	28,762,772	308,538	308,538	(29,737)	46,267	(27,440,805)	1,647,035
Dividends on preferred shares	0	0	0	0	0	0	(3,865)	(3,865)
Net loss for period	0	0	0	0	0	0	(352,699)	(352,699)

Balance, September 30, 2007	45,514,969	$28,762,772	308,538	$308,538	$(29,737)	$46,267	$(27,797,369)	$1,290,471

Index

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
(US Dollars)

			Period from
			February 12,
			1996
	Three Months Ended		(Inception) to
	September 30,		September 30,
	2007	2006	2007
Operating Activities
Net loss	$(352,699)	$(342,948)	$(27,027,900)
Items not involving cash
Write-down of investment	0	0	1,250,000
Proprietary, non-competition agreement	0	0	711,000
Amortization	0	0	349,941
Other income	0	0	(658,305)
Consulting services and financing fees	0	40,628	1,523,783
Stock option compensation	0	0	5,466,350
Interest on beneficial conversion feature	0	0	566,456
Settlement of lawsuit	0	0	60,250
Write-down of license and operating assets	0	0	1,853,542
Bad debts	0	0	77,712
Changes in Non-Cash Working Capital
Due from affiliated company	0	0	(116,000)
Notes and account receivable	0	0	(109,213)
Inventory	0	0	(46,842)
Prepaid expenses	2,043	(13,368)	(30,399)
Other	0	0	(2,609)
Accounts payable and accruals	5,377	(105,986)	919,567
Cash Used in Operating Activities	(345,279)	(421,674)	(15,212,667)
Investing Activities
Purchase of property, equipment and intangible assets	0	0	(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0	(129,474)
Investment purchase	0	0	(2,000,000)
License agreement	0	0	(124,835)
Cash Provided by (Used in) Investing Activities	0	0	(2,455,244)
Financing Activities
Redemption of preferred shares	0	0	(50,000)
Repayment of loan	0	0	(11,000)
Repayments from (to) stockholders	0	2,763	(91,283)
Proceeds from Issuance of common stock	0	2,386,641	17,991,475
Advances from stockholders	0	0	1,078,284
Share issue cost	0	0	(227,420)
Subscriptions received	0	0	226,665
Proceeds from convertible debentures	0	0	600,000
Cash Provided by Financing Activities	0	2,389,404	19,516,721
Effect of Foreign Currency Translation on Cash	0	0	46,267
Inflow (Outflow) of Cash	(345,279)	1,967,730	1,895,077
Cash, Beginning of Period	2,240,356	1,496,818	0
Cash, End of Period	$1,895,077	$3,464,548	1,895,077

Index

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2007
(Unaudited)
(US Dollars)

1.	BASIS OF PRESENTATION

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information.  These financial statements are condensed and do not include all disclosures required for annual financial statements.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s June 30, 2007 Form 10-KSB.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2007 and June 30, 2007 and the consolidated results of operations and the consolidated statements of cash flows for the three months ended September 30, 2007 and 2006.  The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	STOCKHOLDERS’ EQUITY

During the period ended September 30, 2007, the Company extended the expiry date of 855,000 options.  In accordance with FIN 44, this results in a new measurement of compensation cost.  Since the fair value at the new measurement date resulted in a value lower than the original amount recorded, no additional compensation expense is required.

Index

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

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From inception on February 12, 1996 through September 30, 2007, we have accrued an accumulated deficit of approximately $27.8 million.

At September 30, 2007, all of our assets were current assets of $1,925,476, consisting of cash of $1,895,077 and prepaid expenses of $30,399.  All of our property and equipment has been fully depreciated.

At September 30, 2007, all of our liabilities were current liabilities of $635,005, consisting of accounts payable and accruals.  Of this amount, payables for legal fees (including associated filing fees) related to patent filings accounting for approximately $535,000 of the total.

At September 30, 2007, total stockholder’s equity was $1,290,471.

Our net loss for the quarter ended September 30, 2007, was $352,699, compared to a net loss of $342,948 for the corresponding period of the prior fiscal year, a small increase of $9,751.

Total expenses for the quarter ended September 30, 2007, was $376,197, compared to a total expenses of $381,838 for the corresponding period of the prior fiscal year, a small decrease of $5,641.

Total income for the quarter ended September 30, 2007, was comprised of “other income” of $23,498, compared to “other income” of $38,890 for the corresponding period of the prior fiscal year, a decrease of $15,392.  The category of “other income” consists of interest income and nominal license fees.

Consulting expenses during the quarter ended September 30, 2007, were $69,139. In the corresponding period of the prior fiscal year, consulting expenses were $104,226, which included non-cash, stock based compensation charges (for the issuance of common stock and/or the granting of options) of $40,628.

Research and development costs of $41,123 during the quarter ended September 30, 2007, are attributable to refining the manufacturing process of our ElectriPlast™ material.  In the corresponding period of the prior fiscal year, the amount expenses under this category was $-0-.

For the quarter ended September 30, 2007, our cash used in operating activities was $345,279, which was $76,395 less than the $421,674 used in the corresponding period of the prior fiscal year.  The difference is primarily attributable to our use of cash in the prior period to reduce accounts payables and accruals.

Index

For the quarter ended September 30, 2007, our cash provided by financing activities was $-0-, compared to $2,389,404 provided by a private placement of equity securities in the corresponding period of the prior fiscal year.

We anticipate spending up to approximately $250,000 over the next twelve months on ongoing research and development (primarily salaries and consulting fees) of the different applications and uses of our technologies.

During the next twelve months, we do not anticipate increasing our staff.

As of September 30, 2007, we had $1,895,077 in cash on hand.  Accordingly, management believes that there is adequate cash on hand to fund operations over the next twelve months.

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

Summary descriptions of our manufacturing agreement with Jasper Rubber Products, Inc. and our various patent license agreements are included in our annual report on Form 10-KSB for the year ended June 30, 2007.

Index

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

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended September 30, 2007. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

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

Index

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

Index

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

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integral Technologies, Inc.

By:	/s/ William S. Robinson
William S. Robinson, Chief Executive Officer

By:	/s/ William A. Ince
William A. Ince, Chief Financial Officer and
Principal Accounting Officer

Date: November 14, 2007

Index

EXHIBIT INDEX

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

Index

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