Form 10QSB
period 2007-12-31
INTEGRAL TECHNOLOGIES INC
filed 2008-02-14
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

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
Yes ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of February 8, 2008, the issuer had 45,704,969 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one):
Yes ☐   No ☒

INDEX

		Page

PART 1 –	FINANCIAL INFORMATION

Item 1.	Financial Statements

	INTEGRAL TECHNOLOGIES, INC.
	(A Development Stage Company)
	Consolidated Financial Statements
	December 31, 2007
	(U.S. Dollars)
	(Unaudited)

	Consolidated Balance Sheets	F-1

	Consolidated Statement of Operations	F-2

	Consolidated Statement of Stockholders’ Equity	F-3

	Consolidated Statement of Cash Flows	F-4

	Notes to Consolidated Financial Statements	F-5

Item 2.	Management’s Plan of Operation.	1

Item 3.	Controls and Procedures	3

PART 2 –	OTHER INFORMATION

Item 1.	Legal Proceedings	4

Item 2.	Changes in Securities and Use of Proceeds	4

Item 3.	Defaults upon Senior Securities	4

Item 4.	Submission of Matters to a Vote of Security Holders	4

Item 5.	Other Information	4

Item 6.	Exhibits	4

Signatures		6

i

Index

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited)
(US Dollars)

	December 31,	June 30,
	2007	2007

Assets

Current
Cash	$1,708,917	$2,240,356
Prepaid expenses	27,641	32,442

Total Assets	$1,736,558	$2,272,798

Liabilities

Current
Accounts payable and accruals	$691,165	625,763

Total Current Liabilities	691,165	625,763

Stockholders’ Equity

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
20,000,000 Shares authorized
308,538 (June 30, 2007 - 308,538) issued and outstanding	308,538	308,538
Common Stock and Paid-in Capital in Excess of $0.001 Par Value
150,000,000 Shares authorized
45,704,969 (June 30, 2007 - 45,514,969) issued and outstanding	28,971,767	28,762,772
Promissory Notes Receivable	(29,737)	(29,737)
Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(28,251,442)	(27,440,805)

Total Stockholders’ Equity	1,045,393	1,647,035

Total Liabilities and Stockholders’ Equity	$1,736,558	$2,272,798

Index

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
(US Dollars)

					Period from
					February 12,
	Three Months Ended December 31,		Six Months Ended December 31,		1996 (Inception) to December 31,
	2007	2006	2007	2006	2007

Revenue	$0	$0	$0	$0	$249,308
Cost of Sales	0	0	0	0	216,016
	0	0	0	0	33,292
Other Income	18,063	40,051	41,561	78,941	840,682
	18,063	40,051	41,561	78,941	873,974
Expenses
Legal and accounting	92,423	47,228	156,553	114,657	3,990,896
Salaries and benefits	147,261	1,428,610	288,261	1,556,507	8,756,628
Consulting	67,500	229,823	136,639	334,049	5,900,191
General and administrative	30,252	36,700	51,485	74,914	1,068,419
Travel and entertainment	26,197	48,801	47,017	68,342	1,254,201
Bank charges and interest, net	156	6,918	257	10,800	195,523
Rent	12,186	10,249	22,575	19,708	420,416
Telephone	7,485	10,074	15,747	21,041	420,444
Advertising		210		434	331,270
Research and development	90,820	39,611	131,943	39,611	1,085,737
Settlement of lawsuit	0	0	0	0	45,250
Remuneration pursuant to proprietary, non- competition agreement	0	0	0	0	711,000
Financing fees	0	0	0	0	129,043
Write-off of investments	0	0	0	0	1,250,000
Interest on beneficial conversion feature	0	0	0	0	566,456
Write-down of license and operating assets	0	0	0	0	1,855,619
Bad debts	(6,009)	0	(6,009)	0	46,604
Amortization	0	0	0	0	324,386
	468,271	1,858,224	844,468	2,240,063	28,352,083
Net Loss for Period	$(450,208)	$(1,818,173)	$(802,907)	$(2,161,122)	$(27,478,109)

Loss Per Share	$(0.01)	$(0.04)	$(0.02)	$(0.05)

Weighted Average Number of Common Shares Outstanding	45,519,969	45,414,969	45,518,914	44,920,940

Index

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
(US Dollars)

		Common		Preferred
		Stock and		Stock and			Deficit
	Shares of	Paid-in	Shares of	Paid-In			Accumulated
	Common	Capital	Preferred	Capital	Promissory	Other	During the	Total
	Stock	in Excess	Stock	In Excess	Notes	Comprehensive	Development	Stockholders’
	Issued	of Par	Issued	of Par	Receivable	Income	Stage	Equity

Balance, June 30, 2006	44,234,432	$22,035,483	308,538	$308,538	$(32,500)	$46,267	$(21,439,528)	$918,260
Shares Issued for
Exercise of options	50,000	35,000	0	0	0	0	0	35,000
For services	50,000	105,000	0	0	0	0	0	105,000
Private placement	1,180,537	2,361,641	0	0	0	0	0	2,361,641
Repayment of promissory note	0	0	0	0	2,763	0	0	2,763
Dividends on preferred shares	0	0	0	0	0	0	(15,427)	(15,427)
Stock option compensation	0	4,225,648	0	0	0	0	0	4,225,648
Net loss for year	0	0	0	0	0	0	(5,985,850)	(5,985,850)

Balance, June 30, 2007	45,514,969	28,762,772	308,538	308,538	(29,737)	46,267	(27,440,805)	1,647,035
Dividends on preferred shares	0	0	0	0	0	0	(7,730)	(7,730)
Net loss for period	0	0	0	0	0	0	(802,907)	(802,907)
Shares issued for
Exercise of warrants	190,000	208,995	0	0	0	0	0	208,995

Balance, December 31, 2007	45,704,969	$28,971,767	308,538	$308,538	$(29,737)	$46,267	$(28,251,442)	$1,045,393

Index

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
(US Dollars)

			Period from
			February 12,
			1996
	Six Months Ended		(Inception) to
	December 31,		December 31,
	2007	2006	2007
Operating Activities
Net loss	$(802,907)	$(2,161,122)	$(27,478,108)
Items not involving cash
Write-down of investment	0	0	1,250,000
Proprietary, non-competition agreement	0	0	711,000
Amortization	0	0	349,941
Other income	0	0	(658,305)
Consulting services and financing fees	0	81,254	1,523,783
Stock option compensation	0	1,397,490	5,466,350
Interest on beneficial conversion feature	0	0	566,456
Settlement of lawsuit	0	0	60,250
Write-down of license and operating assets	0	0	1,853,542
Bad debts	0	0	77,712
Changes in non-cash working capital
Due from affiliated company	0	0	(116,000)
Notes and account receivable	0	0	(109,213)
Inventory	0	0	(46,842)
Prepaid expenses	4,801	(6,889)	(27,641)
Other	0	0	(2,609)
Accounts payable and accruals	57,672	(106,616)	971,862
Cash Used in Operating Activities	(740,434)	(795,883)	(15,607,822)
Investing Activities
Purchase of property, equipment and intangible assets	0	0	(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0	(129,474)
Investment purchase	0	0	(2,000,000)
License agreement	0	0	(124,835)
Cash Provided by (Used in) Investing Activities	0	0	(2,455,244)
Financing Activities
Redemption of preferred shares	0	0	(50,000)
Repayment of loan	0	0	(11,000)
Repayments from (to) stockholders	0	2,763	(91,283)
Proceeds from issuance of common stock	208,995	2,386,641	18,200,470
Advances from stockholders	0	0	1,078,284
Share issue cost	0	0	(227,420)
Subscriptions received	0	0	226,665
Proceeds from convertible debentures	0	0	600,000
Cash Provided by Financing Activities	208,995	2,389,404	19,725,716
Effect of Foreign Currency Translation on Cash	0	0	46,267
Inflow (Outflow) of Cash	(531,439)	1,593,521	1,708,917
Cash, Beginning of Period	2,240,356	1,496,818	0
Cash, End of Period	$1,708,917	$3,090,339	1,708,917

Index

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2007
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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at December 31, 2007 and June 30, 2007 and the consolidated results of operations and the consolidated statements of cash flows for the three and six months ended December 31, 2007 and 2006.  The results of operations for the three and six months ended December 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	STOCKHOLDERS’ EQUITY

(a)
During the six-month period ended December 31, 2007, the Company extended the expiry date of a total of 955,000 options.  In accordance with FIN 44, this results in a new measurement of compensation cost.  Since the fair value at the new measurement date resulted in a value lower than the original amount recorded, no additional compensation expense is required.

(b)
In consideration of overall market conditions in October 2007, the Company approved a temporary adjustment to the exercise terms of stock purchase warrants dated September 15, 2006.  If warrants were exercised prior to November 15, 2007, the exercise price would be adjusted from $2.50 per share to $1.10 per share.  During the period ended December 31, 2007, funds of $208,995 were received for issuance of 190,000 common shares of the Company on exercise of warrants.

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

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From inception on February 12, 1996 through December 31, 2007, we have accrued an accumulated deficit of approximately $28.3 million.

At December 31, 2007, all of our assets were current assets of $1,736,558, consisting of cash of $1,708,917 and prepaid expenses of $27,641.  All of our property and equipment has been fully depreciated.

At December 31, 2007, all of our liabilities were current liabilities of $691,165, consisting of accounts payable and accruals.  Of this amount, payables for legal fees (including associated filing fees) related to patent filings accounting for approximately $545,000 of the total.

At December 31, 2007, total stockholder’s equity was $1,045,393.

Total income for the quarter ended December 31, 2007, was comprised of “other income” of $18,063, compared to “other income” of $40,051 for the corresponding period of the prior fiscal year, a decrease of $21,988.  The category of “other income” consists of interest income and nominal license fees.

Our net loss for the quarter ended December 31, 2007, was $450,208, compared to a net loss of $1,818,173 for the corresponding period of the prior fiscal year. The large decrease of $1,367,965 was largely attributable to the difference in recorded stock-based compensation. For the quarter ended December 31, 2007 stock based compensation recorded was $-0- and for the quarter ended December 31, 2006 a total of $1,397,490, comprised of $1,274,600 as salaries and benefits and $122,890 as consulting expense, was recorded.

Total expenses for the quarter ended December 31, 2007, was $468,271, compared to a total expenses of $1,858,224 for the corresponding period of the prior fiscal year. The large decrease of $1,389,953 was largely attributable to the difference in recorded stock-based compensation. For the quarter ended December 31, 2007 stock based compensation recorded was $-0- and for the quarter ended December 31, 2006 a total of $1,397,490, comprised of $1,274,600 as salaries and benefits and $122,890 as consulting expense, was recorded.

Salaries and benefits expenses during the quarter ended December 31, 2007, were $147,261. In the corresponding period of the prior fiscal year, salaries and benefits expenses were $1,428,610, which included non-cash, stock based compensation charges (for the issuance of common stock and/or the granting of options) of $1,274,600.

Index

Consulting expenses during the quarter ended December 31, 2007, were $67,500. In the corresponding period of the prior fiscal year, consulting expenses were $229,823, which included non-cash, stock based compensation charges (for the issuance of common stock and/or the granting of options) of $122,890.

Research and development costs of $90,820 during the quarter ended December 31, 2007, are attributable to refining the manufacturing process of our ElectriPlast™ material.  In the corresponding period of the prior fiscal year, the amount expenses under this category was $39,611.

For the six months ended December 31, 2007, our cash used in operating activities was $740,434, which was $55,449 less than the $795,883 used in the corresponding period of the prior fiscal year.

For the six months ended December 31, 2007, our cash provided by financing activities was $208,995 from the exercise of outstanding warrants, compared to $2,389,404 provided by a private placement of equity securities in the corresponding period of the prior fiscal year.

We anticipate spending up to approximately $250,000 over the next twelve months on ongoing research and development (primarily salaries and consulting fees) of the different applications and uses of our technologies.

During the next twelve months, we do not anticipate increasing our staff.

As of December 31, 2007, we had $1,708,917 in cash on hand.  Accordingly, management believes that there is adequate cash on hand to fund operations over the next twelve months.

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

Index

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

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Securities and Exchange Act of 1934 as amended) at the conclusion of the period ended December 31, 2007. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

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

In December 2007, the Company issued an aggregate of 190,000 shares to eight persons pursuant to the exercise of warrants previously issued in connection with a private placement in September 2006, for aggregate proceeds of $208,995.  In October 2007, the exercise price of the warrants had been temporarily reduced from $2.50 to $1.10 per share through November 15, 2007. The transaction did not involve any public offering, no sales commissions were paid and a restrictive legend was placed on each certificate evidencing the shares.  The Company believes that the transaction was exempt from registration pursuant to Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

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

Index

10.22
Grant of Option dated November 6, 2006 between Integral and Thomas Aisenbrey. (Incorporated by reference to Exhibit 10.22 of Integral’s Quarterly Report on Form 10-QSB for the period ended December 31, 2006.)

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
Principal Accounting Officer

Date: February 14, 2008

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

10.22
Grant of Option dated November 6, 2006 between Integral and Thomas Aisenbrey. (Incorporated by reference to Exhibit 10.22 of Integral’s Quarterly Report on Form 10-QSB for the period ended December 31, 2006.)

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

Index

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