Form 10QSB
period 2008-03-31
INTEGRAL TECHNOLOGIES INC
filed 2008-05-15
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 5, 2008, the issuer had 45,704,969 shares of $.001 par value common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes  ☐  No  ☒

INDEX

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	INTEGRAL TECHNOLOGIES, INC.
	(A Development Stage Company)
	Consolidated Financial Statements
	March 31, 2008
	(U.S. Dollars)
	(Unaudited)

	Consolidated Balance Sheets	F-1

	Consolidated Statement of Operations	F-2

	Consolidated Statement of Stockholders’ Equity	F-3

	Consolidated Statement of Cash Flows	F-4

	Notes to Consolidated Financial Statements	F-5

Item 2.	Management’s Plan of Operation.	1

Item 3.	Controls and Procedures	4

PART 2 – OTHER INFORMATION

Item 1.	Legal Proceedings	5

Item 2.	Changes in Securities and Use of Proceeds	5

Item 3.	Defaults upon Senior Securities	5

Item 4.	Submission of Matters to a Vote of Security Holders	5

Item 5.	Other Information	5

Item 6.	Exhibits	5

Signatures		7

i

Index

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited)
(US Dollars)

	March 31, 2008	June 30, 2007

Assets

Current
Cash	$1,263,456	$2,240,356
Prepaid expenses	28,902	32,442

Total Assets	$1,292,358	$2,272,798

Liabilities

Current
Accounts payable and accruals	$641,187	625,763

Total Current Liabilities	641,187	625,763

Stockholders’ Equity

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value 20,000,000 Shares authorized 308,538 (June 30, 2007 – 308,538) issued and outstanding	308,538	308,538
Common Stock and Paid-in Capital in Excess of $0.001 Par Value 150,000,000 Shares authorized 45,704,969 (June 30, 2007 – 45,514,969) issued and outstanding	28,971,767	28,762,772
Promissory Notes Receivable	(29,737)	(29,737)
Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(28,645,664)	(27,440,805)

Total Stockholders’ Equity	651,171	1,647,035

Total Liabilities and Stockholders’ Equity	$1,292,358	$2,272,798

Index

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
(US Dollars)

	Three Months Ended March 31,		Nine Months Ended March 31,		Period from February 12, 1996 (Inception) to March 31,
	2008	2007	2008	2007	2008

Revenue	$0	$0	$0	$0	$249,308
Cost of Sales	0	0	0	0	216,016
	0	0	0	0	33,292
Other Income	11,435	32,415	52,996	111,356	852,117
	11,435	32,415	52,996	111,356	885,409
Expenses
Legal and accounting	64,127	66,056	220,680	180,713	4,055,023
Salaries and benefits	140,999	256,271	429,260	3,092,306	8,897,627
Consulting	67,500	325,485	204,139	1,910,045	5,967,691
General and administrative	24,309	23,109	75,794	98,023	1,092,728
Travel and entertainment	28,975	49,379	75,992	117,721	1,283,176
Bank charges and interest, net	3,516	68	3,773	10,869	199,039
Rent	12,196	10,389	34,771	30,097	432,612
Telephone	6,853	9,655	22,600	30,696	427,297
Advertising	0	570	0	1,004	331,270
Research and development	53,317	31,074	185,260	70,685	1,139,054
Settlement of lawsuit	0	0	0	0	45,250
Remuneration pursuant to proprietary, non- competition agreement	0	0	0	0	711,000
Financing fees	0	0	0	0	129,043
Write-off of investments	0	0	0	0	1,250,000
Interest on beneficial conversion feature	0	0	0	0	566,456
Write-down of license and operating assets	0	0	0	0	1,855,619
Bad debts	0	0	(6,009)	0	46,604
Amortization	0	0	0	0	324,386
	401,792	772,056	1,246,260	5,542,159	28,753,875
Net Loss for Period	$(390,357)	$(735,641)	$(1,193,264)	$(5,430,803)	$(27,868,466)

Loss Per Share	$(0.01)	$(0.02)	$(0.03)	$(0.12)

Weighted Average
Number of Common
Shares Outstanding	45,519,969	45,464,969	45,518,914	45,150,001

Index

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-In Capital In Excess of Par	Promissory Notes Receivable	Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

Balance, June 30, 2006	44,234,432	$22,035,483	308,538	$308,538	$(32,500)	$46,267	$(21,439,528)	$918,260
Shares Issued for
Exercise of options Settlement of debt	50,000	35,000	0	0	0	0	0	35,000
For services	50,000	105,000	0	0	0	0	0	105,000
Private placement	1,180,537	2,361,641	0	0	0	0	0	2,361,641
Repayment of promissory note	0	0	0	0	2,763	0	0	2,763
Dividends on preferred shares	0	0	0	0	0	0	(15,427)	(15,427)
Stock option compensation	0	4,225,648	0	0	0	0	0	4,225,648
Net loss for year	0	0	0	0	0	0	(5,985,850)	(5,985,850)

Balance, June 30, 2007	45,514,969	28,762,772	308,538	308,538	(29,737)	46,267	(27,440,805)	1,647,035
Dividends on preferred shares	0	0	0	0	0	0	(11,595)	(11,595)
Net loss for period	0	0	0	0	0	0	(1,193,264)	(1,193,264)
Shares issued for
Exercise of warrants for cash	190,000	208,995	0	0	0	0	0	208,995

Balance, March 31, 2008	45,704,969	$28,971,767	308,538	$308,538	$(29,737)	$46,267	$(28,645,664)	$651,171

Index

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
(US Dollars)

	Nine Months Ended March 31,		Period from February 12, 1996 (Inception) to March 31,
	2008	2007	2008
Operating Activities
Net loss	$(1,193,264)	$(5,430,803)	$(27,868,465)
Items not involving cash
Write-down of investment	0	0	1,250,000
Proprietary, non-competition agreement	0	0	711,000
Amortization	0	0	349,941
Other income	0	0	(658,305)
Consulting services and financing fees	0	94,790	1,523,783
Stock option compensation	0	4,191,648	5,466,350
Interest on beneficial conversion feature	0	0	566,456
Settlement of lawsuit	0	0	60,250
Write-down of license and operating assets	0	0	1,853,542
Bad debts	0	0	77,712
Changes in non-cash working capital
Due from affiliated company	0	0	(116,000)
Notes and account receivable	0	0	(109,213)
Inventory	0	0	(46,842)
Prepaid expenses	3,540	(17,727)	(28,902)
Other	0	0	(2,609)
Accounts payable and accruals	3,829	(89,252)	918,019
Cash Used in Operating Activities	(1,185,895)	(1,251,344)	(16,053,283)
Investing Activities
Purchase of property, equipment and intangible assets	0	0	(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0	(129,474)
Investment purchase	0	0	(2,000,000)
License agreement	0	0	(124,835)
Cash Provided by (Used in) Investing Activities	0	0	(2,455,244)
Financing Activities
Redemption of preferred shares	0	0	(50,000)
Repayment of loan	0	0	(11,000)
Repayments from (to) stockholders	0	2,763	(91,283)
Proceeds from issuance of common stock	208,995	2,491,641	18,200,470
Advances from stockholders	0	0	1,078,284
Share issue cost	0	0	(227,420)
Subscriptions received	0	0	226,665
Proceeds from convertible debentures	0	0	600,000
Cash Provided by Financing Activities	208,995	2,494,404	19,725,716
Effect of Foreign Currency Translation on Cash	0	0	46,267
Inflow (Outflow) of Cash	(976,900)	1,243,060	1,263,456
Cash, Beginning of Period	2,240,356	1,496,818	0
Cash, End of Period	$1,263,456	$2,739,878	1,263,456

Index

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2008
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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2008 and June 30, 2007 and the consolidated results of operations and the consolidated statements of cash flows for the three and nine months ended March 31, 2008 and 2007.  The results of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	STOCKHOLDERS’ EQUITY

(a)
During the nine-month period ended March 31, 2008, the Company extended the expiry date of a total of 1,055,000 options.  In accordance with FIN 44, this results in a new measurement of compensation cost.

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

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From inception on February 12, 1996 through March 31, 2008, we have accrued an accumulated deficit of approximately $28.6 million.

At March 31, 2008, all of our assets were current assets of $1,292,358, consisting of cash of $1,263,456 and prepaid expenses of $28,902.  All of our property and equipment has been fully depreciated.

At March 31, 2008, all of our liabilities were current liabilities of $641,187, consisting of accounts payable and accruals.  Of this amount, payables for legal fees (including associated filing fees) related to patent filings accounting for approximately $535,000 of the total.

At March 31, 2008, total stockholder’s equity was $651,171.

Our net loss for the quarter ended March 31, 2008, was $390,357, compared to a net loss of $735,641 for the corresponding period of the prior fiscal year. The large decrease of $345,284 was largely attributable to the difference in recorded stock-based compensation. For the quarter ended March 31, 2008 stock based compensation recorded was zero and for the quarter ended March 31, 2007 was $264,120.

Total expenses for the quarter ended March 31, 2008, was $401,792, compared to a total expenses of $772,056 for the corresponding period of the prior fiscal year. The large decrease of $370,264 was largely attributable to the difference in recorded stock-based compensation. For the quarter ended March 31, 2008 stock based compensation recorded was $0.00 and for the quarter ended March 31, 2007 was $264,120.

Total income for the quarter ended March 31, 2008, was comprised of “other income” of $11,435, compared to “other income” of $32,415 for the corresponding period of the prior fiscal year, a decrease of $20,980.  The category of “other income” consists of interest income and nominal license fees.

Consulting expenses during the quarter ended March 31, 2008, were $67,500. In the corresponding period of the prior fiscal year, consulting expenses were $325,485, which included non-cash, stock based compensation charges (for the issuance of common stock and/or the granting of options) of $122,890.

Research and development costs of $53,317 during the quarter ended March 31, 2008, are attributable to refining the manufacturing process of our ElectriPlast™ material.  In the corresponding period of the prior fiscal year, the amount expensed under this category was $31,074.

Index

For the nine months ended March 31, 2008, our cash used in operating activities was $1,185,895 compared to $1,251,344 used in the corresponding period of the prior fiscal year a reduction of $65,449.

For the nine months ended March 31, 2008, our cash provided by financing activities was $208,995, compared to $2,494,404 provided in the corresponding period of the prior fiscal year. The difference of $2,285,409 was due to the difference in cash provided by the private placement of equity securities in the nine months ended March 31, 2007.

We anticipate spending up to approximately $250,000 over the next twelve months on ongoing research and development (primarily salaries and consulting fees) of the different applications and uses of our technologies.

During the next twelve months, we do not anticipate increasing our staff.

As of March 31, 2008, we had $1,263,456 in cash on hand.  Accordingly, management believes that there is adequate cash on hand to fund operations over the next 8 months.

We are not in the manufacturing business and do not expect to make any capital purchases of a manufacturing plant or significant equipment in the next twelve months.

Presently, we are focusing the majority of our resources on the researching, developing and commercializing of our ElectriPlast™ technologies.  Our business strategy focuses on leveraging our intellectual property rights and our strengths in product design and material innovation. We are focusing our marketing efforts on securing licensing agreements for applications of our ElectriPlast™ technologies with manufacturers of products which would benefit from the incorporation of any of the ElectriPlast™ applications.

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

Various examples of applications for ElectriPlast™ are shielding, lighting circuitry, switch actuators, resistors, medical devices, thermal management and cable connector bodies, to name just a few. We have been working to introduce these new applications and the ElectriPlast™ technology to the marketplace.

Our intellectual property portfolio consists of over eleven years of accumulated research and design knowledge and trade secrets.  We have sought U.S. patent protection for many of our ideas related to our ElectriPlast™ technologies.  Currently, we have filed 117 U.S. patent applications, 35 of which have been issued, 4 of which have been allowed and are pending issuance, and 80 of which have been filed and are pending approval. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, We will continue to attempt to commercialize these technologies without the protection of patents.  As patents are issued, we will have the exclusive right to use in the U.S. the design(s) described in each issued patent for the 18-year life of the patent.

Summary descriptions of our manufacturing agreement with Jasper Rubber Products, Inc. and our various patent license agreements are included in our annual report on Form 10-KSB for the year ended June 30, 2007.

We have also filed trademark applications with the U.S. Trademark Office for “ElectriPlast™” and related names such as “ElectriPonix™” and “ElectriOnix™.

Index

We are not in the manufacturing business.  Our manufacturing agreement with Jasper Rubber Products, Inc. provides for Jasper to manufacture ElectriPlast™ for us.

After seventeen months of refining the manufacturing and molding process of ElectriPlast™, the Jasper facility is now capable of producing over 50,000 pounds of ElectriPlast™ pellets per month.  We have entered into patent license agreements with several companies, as summarized below, and we are in the process of producing prototypes of requested applications of ElectriPlast™ for these companies as well as other prospective customers.

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

During the nine-month period ended March 31, 2008, the Company extended the expiration date of a total of 1,055,000 options.

In consideration of overall market conditions in October 2007, the Company approved a temporary adjustment to the exercise terms of stock purchase warrants dated September 15, 2006.  If warrants were exercised prior to November 15, 2007, the exercise price would be adjusted from $2.50 per share to $1.10 per share.  During the period ended December 31, 2007, funds of $208,995 were received for subscriptions of 190,000 common shares of the Company on exercise of warrants.

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

With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the period ended March 31, 2008. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

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

Index

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
Principal Accounting Officer

Date: May 15, 2008

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