Form 10KSB
period 2008-06-30
INTEGRAL TECHNOLOGIES INC
filed 2008-09-29
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

As of September 15, 2008, the aggregate market value of the voting stock held by non-affiliates, approximately 41,785,936 shares of Common Stock, was approximately $30.5 million based on an average of the bid and ask prices of approximately $0.73 per share of Common Stock on such date.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of September 15, 2008 was 45,754,969 shares.

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

Patents/Trademarks on Technologies

Our intellectual property portfolio consists of over eleven years of accumulated research and design knowledge and trade secrets.  We have sought U.S. patent protection for many of our ideas related to our ElectriPlast™ technologies.  Currently, we have filed 119 U.S. patent applications, 39 of which have been issued, 2 of which have been allowed and are pending issuance, and 78 of which have been filed and are pending approval. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, we will continue to attempt to commercialize these technologies without the protection of patents.  As patents are issued, we will have the exclusive right to use in the U.S. the design(s) described in each issued patent for the 18-year life of the patent.

Of the aforementioned 78 U.S. patent applications which have been filed, 28 have been rejected. Certain patent office applications have been rejected by the patent office due to more stringent requirements implemented by the patent office over 18 months ago. The company has elected not to appeal those patent application rejected as the contents of those rejected applications have been incorporated into subsequent applications.

Recent developments in the law increase the challenge of obtaining US patent protection.  In particular, the Supreme Court’s decision in KSR v. Teleflex (2007) makes it easier for the USPTO to sustain obviousness rejections. As a result, the USPTO is now more likely to reject applications by combining elements from the prior art – even where no motivation to combine can be shown in the art references.  This new approach affects all applicants, including Integral Technologies, Inc., and has reduced the rate of patent issues. Nevertheless, we, continues to pursue intellectual property protection through its patent and trademark portfolio while constantly evaluating its filings to judiciously apply resources to the most critical technologies.

We have also filed trademark applications with the U.S. Trademark Office for “ElectriPlast™” and related names such as “ElectriPonix™” and “ElectriOnix™.

Product Manufacturing and Distribution

We are not in the manufacturing business.  Our manufacturing agreement with Jasper Rubber Products, Inc. provides for Jasper to manufacture ElectriPlast™ for us.

After twenty months of refining the manufacturing and molding process of ElectriPlast™, the Jasper facility is now capable of producing over 50,000 pounds of ElectriPlast™ pellets per month.  We have entered into patent license agreements with several companies, as summarized below, and we are in the process of producing prototypes of requested applications of ElectriPlast™ for these companies as well as other prospective customers.

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

EMPLOYEES

We currently employ a total of 4 people on a full-time basis.  However, we also rely on the expertise of several technical advisors who are consulted as needed on a part-time, contract basis.

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

We have incurred substantial losses from inception and we have never generate substantial revenues; failure to achieve profitability in the future would cause the market price for our common stock to decline significantly. We have generated net losses from inception and we have an accumulated deficit of approximately $29.4 million as of June 30, 2008. We have never generated more than nominal revenues.  If we don’t achieve profitability, the market price for our common stock could decline significantly.

If we do not generate adequate revenues in our fiscal year ending June 30, 2009, we may need to raise capital to continue our operations.  We estimate that we will require $1.8 million to carry out our business plan during our fiscal year ending June 30, 2009.  We had approximately $1.1 million in cash on hand at June 30, 2008.  Unless we generate adequate revenues from operations (we have had none to date) in the near future, we may require additional financing to carry out our business plans next year, and such financing may not be available at that time. If we require additional financing, we may seek additional funds through private placements that will be exempt from registration and will not require prior shareholder approval.  If additional funds are raised by issuing common stock, or securities that are convertible into common stock (such as preferred stock, warrants, or convertible debentures), further dilution to shareholders could occur.  Additionally, investors could be granted registration rights by us, which could result in market overhang and depress the market price of the common stock.  If we fail to obtain sufficient additional financing, we will not be able to implement our business plans in a complete or timely manner.

If we are unable to compete effectively with our competitors, we will not be successful generating revenues or attaining profits.  Our ability to generate revenues and achieve profitability is directly related to our ability to compete with our competitors. Most of the companies with which we compete and expect to compete have far greater capital resources and more significant research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products.  In each market, we face competition from companies with established technologies.  Currently, we believe that we will be able to compete because of the relative performance, price and adaptability of our unique ElectriPlast™ technology. Our beliefs are based only on our research and development testing.  If we are unable to compete effectively, we will not be successful in generating revenues or attaining profits.

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

If future market acceptance of our ElectriPlast™ technology is poor, we will not be able to generate adequate sales to achieve profitable operations.  Our future is dependent upon the success of the current and future generations of our ElectriPlast™ technology.  Our ElectriPlast™ technology will be marketed to manufacturers of products which would benefit from the incorporation of any of the ElectriPlast™ applications into their products.  As of June 30, 2008, we have not generated any revenue from our ElectriPlast™ technology.  If future market acceptance of our ElectriPlast™ technology is poor, we will not be able to generate adequate sales to achieve profitable operations.

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

Our patent and other intellectual property rights may be are subject to uncertainty and may be challenged or circumvented by competitors.  We rely on a combination of patents, patent applications, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual property rights, which we believe will give us a competitive advantage over our competitors. We have sought U.S. patent protection for many of our ideas related to our ElectriPlast™ technologies.  Currently, we have filed 119 U.S. patent applications, 39 of which have been issued, 2 of which have been allowed and are pending issuance, and 78 of which have been filed and are pending approval. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, we will continue to attempt to commercialize these technologies without the protection of patents.  As patents are issued, we will have the exclusive right to use in the U.S. the design(s) described in each issued patent for the 18-year life of the patent.

Of the aforementioned 78 U.S. patent applications which have been filed, 19 have been rejected. Certain patent office applications have been rejected by the patent office due to more stringent requirements implemented by the patent office over 18 months ago. The company has elected not to appeal those patent application rejected as the contents of those rejected applications have been incorporated into subsequent applications.

As of September 15, 2008, we have filed 119 U.S. patent applications relating to our ElectriPlast™ technology, with 39 patents issued, 2 patents allowed and pending issuance, and 78 patents pending. Additional patents may not be issued from our pending applications, although we will continue to attempt to commercialize these technologies without the protection of patents.  As patents are issued, we will have the exclusive right to use in the U.S. the design(s) described in each issued patent for the 18-year life of the patent.  However, the issuance of a patent is not conclusive as to its validity or enforceability and, if a patent is issued, it is uncertain how much protection, if any, will be given to our patent if we attempt to enforce it.  Litigation, which could be costly and time consuming, may be necessary to enforce our current patents or any patent issued in the future or to determine the scope and validity of the proprietary rights of third parties. A competitor may successfully challenge the validity or enforceability of a patent or challenge the extent of the patent’s coverage. If the outcome of litigation is adverse to us, third parties may be able to use our patented technology without payment to us. Even if we are successful in defending such litigation, the cost of litigation to uphold the patent can be substantial.

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

As of June 30, 2008, 1,000,000 shares of preferred stock have been designated as Series A Convertible Preferred Stock of which 308,538 are issued and outstanding, and held by two of our insiders.  Each share of Series A Convertible Preferred Stock:

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

How future issuances of common stock pursuant to our stock plans will affect you.  We have two non-qualified stock plans in effect.  As of June 30, 2008, approximately 1,044,500 shares are available under the plans for future issuance either directly or pursuant to options, to our officers, directors, employees and consultants.  Also, as of June 30, 2008, approximately 1,720,000 shares are under option under the plans, at a weighted-average exercise price of approximately $1.31 per share.  In addition, pursuant to grants of options that were not under either of the formal non-qualified stock plans, 1,000,000 shares are under option by an employee at an exercise price of $.50 per share, plus an additional 1,000,000 shares are under option by the same employee at an exercise price of $2.25 per share.  Additional stock or options to acquire our stock of can be granted at any time by our board of directors, usually without shareholder approval.  When shares of common stock are issued directly or upon the exercise of options under these plans, your ownership may be diluted.

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

We have a limited market for our common stock which causes the market price to be volatile and to usually decline when there is more selling than buying on any given day.  Our common stock currently trades on the OTC Bulletin Board under the symbol “ITKG.”  However, at most times in the past, our common stock has been thinly traded and the market price usually declines when there is more selling than buying on any given day. As a result, the market price has been volatile, and the market price may decline immediately if you decide to place an order to sell your shares.

The market price of our common stock is highly volatile and several factors that are beyond our control, including our common stock being historically thinly traded, could adversely affect its market price.  Our common stock has been historically thinly traded and the market price has been highly volatile.  During the year ended June 30, 2008, the closing bid price of our common stock has been quoted on the OTC Bulletin Board from as low as $0.63 to as high as $2.22.  These quotations reflect interdealer prices without retail markup, markdown, or commission and may not represent actual transactions.  For these and other reasons, our stock price is subject to significant volatility and will likely be adversely affected if our revenues or earnings (or lack of revenues or earnings) in any quarter fail to meet the investment community’s expectations. Additionally, the market price of our common stock could be subject to significant fluctuations in response to:

•	announcements of new products or sales offered by us or our competitors;
•	actual or anticipated variations in quarterly operating results;
•	changes in financial estimates by securities analysts, if any;
•	changes in the market’s perception of us or the nature of our business; and
•	sales of our common stock.

Future sales of common stock into the public market place will increase the public float and may adversely affect the market price.  As of June 30, 2008, approximately six million shares of common stock were available for sale by both affiliates (officers and directors) and non-affiliates under Rule 144 of the Securities Act of 1933, as amended.  In general, under Rule 144, a person who has held stock for six months may, under certain circumstances, sell within any three-month period a number of shares which is not greater than one percent of the then outstanding shares of common stock (as of June 30, 2008, there were 45,704,969 shares of common stock outstanding, and one percent of the total number of shares outstanding equaled 457,049 shares).  Under certain circumstances, the sale of shares which have been held for one year by a person who is not affiliated with us is also permitted without limitation under Rule 144. Future sales of common stock will increase the public float and may have an adverse effect on the market price of the common stock, which in turn could adversely affect our ability to obtain future funding as well as create a potential market overhang.

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

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2008.

PART II

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is a limited public market for our common stock.  Our common stock is quoted on the OTC Bulletin Board under the symbol "ITKG."  The following table sets forth the range of high and low bid quotations for our common stock on the OTC Bulletin Board for each quarter of the fiscal years ended June 30, 2008 and 2007.

Quarter Ended	Low Bid	High Bid

September 30, 2006	$2.25	$4.15
December 31, 2006	$1.40	$4.25
March 31, 2007	$2.00	$3.81
June 30, 2007	$1.22	$2.74

September 30, 2007	$1.22	$2.22
December 31, 2007	$0.92	$1.99
March 31, 2008	$0.73	$1.19
June 30, 2008	$0.63	$0.91

The source of this information is the OTC Bulletin Board and other quotation services.  The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

As of September 15, 2008 there were approximately 201 holders of record of our common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

Dividends

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on such common stock in the foreseeable future.  Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

Information regarding the issuance and sales of securities without registration during the fiscal year ended June 30, 2008, has previously been included in Quarterly Reports on Forms 10-QSB and Current Reports on Form 8-K filed during the period covered by this report.

Repurchases of equity securities

We did not repurchase any of its outstanding equity securities during the fourth quarter of the year ended June 30, 2008.

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

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From inception on February 12, 1996 through June 30, 2008, we have accrued an accumulated deficit of approximately $29.4 million.

At June 30, 2008, all of our assets were current assets of $1,134,679, consisting of cash of $1,104,104 and prepaid expenses of $30,575.  All of our property and equipment has been fully depreciated.

At June 30, 2008, all of our liabilities were current liabilities of $707,848, consisting of accounts payable and accruals.  Of this amount, payables for legal fees (including associated filing fees) related to patent filings accounting for approximately $535,000 of the total.

At June 30, 2008, total stockholder’s equity was $426,831.

Our net loss for the year ended June 30, 2008, was $1,938,216 compared to a net loss of $5,985,850 for the prior fiscal year, a reduction of $4,047,634.  This substantial decrease in our net loss is attributable to the reduction of non-cash charges incurred under the expense categories of “salaries” and “consulting” during the year ended June 30, 2008:  salaries of $633,725 included non-cash, stock based compensation charges (for the issuance of common stock and/or the granting of options) of $65,232 compared to $3,335,228 for the year ended June 30, 2007, and consulting of $500,850 included non-cash, stock based compensation charges (for the issuance of common stock and/or the granting of options) of $115,245 compared to $1,548,630 for the year ended June 30, 2007. As described in the notes to the financial statements, these values were determined using the Black-Scholes option pricing model.

Salary expenses during the year ended June 30, 2008, included non-cash expenses of $65,232 for the extension of the expiration date of outstanding options held by Thomas Aisenbrey.

Consulting expenses during the year ended June 30, 2008, included non-cash expenses of $46,500 for the issuance of common stock to Visionary Innovations, Inc., and $115,245 for the extension of the expiration dates of outstanding options held by two other long-term consultants, Michael Pound and Scott McArthur.

Our net loss for the year ended June 30, 2008, was offset slightly by “other income” of $57,975.  The category of “other income” consists of interest income and nominal license fees.

Legal fees incurred during the year ended June 30, 2008, were down from prior periods, due to a decrease in patent filings in 2008.

Research and development costs incurred during the year ended June 30, 2008 were $287,109 an increase of $180,774 over the prior fiscal year attributable to refining the manufacturing process by Jasper Rubber Products, Inc. of our ElectriPlast™ material.  In 2006, the amount expenses under this category was $-0-.

For the year ended June 30, 2008, our cash used in operating activities was $1,621,747, compared to $1,655,866 used in 2007 and $1,543,293 used in 2006.

For the year ended June 30, 2008, our cash provided by financing activities was $485,495, compared to $2,399,404 provided in 2007, and $1,248,669 used in 2006.

We anticipate spending up to approximately $250,000 over the next twelve months on ongoing research and development (primarily salaries and consulting fees) of the different applications and uses of our technologies.

During the next twelve months, we do not anticipate increasing our staff.

As of June 30, 2008, we had $1,104,104 in cash on hand.  Accordingly, management believes that until we generate revenues from operations (we have none to date) additional funding will be required to carry out our business plan.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements and an index thereto commences on the index to the financial statements, which is the second page following this page.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. It is management’s responsibility to establish and maintain adequate internal control over financial reporting for the Company.

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and they have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Our evaluation was based on the criteria for smaller public companies set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under those criteria, our management concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

This annual assessment does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s assessment was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

There are inherent limitations to the effectiveness of any system of internal control over financial reporting, such as resource constraints, judgments used in decision-making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to the preparation and presentation of financial statements in accordance with accounting principles generally accepted in the United States. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate over time. Our management, including our including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud.

OTHER INFORMATION

None.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)

Consolidated Financial Statements
June 30, 2008, 2007 and 2006
(US Dollars)

Index	Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Stockholders' Equity (Deficit)	F-4 – F-9

Consolidated Statements of Cash Flows	F-10

Notes to Consolidated Financial Statements	F-11 – F-29

Pannell Kerr Forster

International

7th Floor, Marine Building
355 Burrard Street,
Vancouver, B.C.,
Canada, V6C 2G8
Telephone: 604.687.1231
Facsimile: 604.688.4675

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)

We have audited the consolidated balance sheets of Integral Technologies, Inc. (A Development Stage Company) as of June 30, 2008 and 2007 and the consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years ended June 30, 2008, 2007 and 2006, and the cumulative totals for the development stage of operations from February 12, 1996 (inception) through June 30, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Integral Technologies, Inc. from February 12, 1996 (inception) through June 30, 1996 were audited by other auditors whose report dated November 20, 1996 expressed an unqualified opinion on those statements.  Our opinion, insofar as it relates to the cumulative totals for development stage operations from February 12, 1996 (inception) through June 30, 1996, is based solely on the report of the other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2008 and 2007 and the results of its operations and its cash flows for each of the years ended June 30, 2008, 2007 and 2006 and the cumulative totals for the development stage of operations from February 12, 1996 (inception) through June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going-concern.  As discussed in note 2 to the consolidated financial statements, the Company has no revenues and limited capital, which together raise substantial doubt about its ability to continue as a going-concern.  Management plans in regard to these matters are also described in note 2.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pannell Kerr Forster

Chartered Accountants
(Registered with PCAOB as “Smythe Ratcliffe”)

Vancouver, Canada
September 19, 2008

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
June 30
(US Dollars)

	2008	2007

Assets

Current
Cash	$1,104,104	$2,240,356
Prepaid expenses	30,575	32,442

Total Assets	$1,134,679	$2,272,798

Liabilities

Current
Accounts payable and accruals	$707,848	$625,763

Total Liabilities	707,848	625,763

Stockholders' Equity (note 4)

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
20,000,000 Shares authorized
308,538 Shares issued and outstanding (note 4(b))	308,538	308,538
Common Stock and Paid-in Capital in Excess of $0.001 Par Value
150,000,000 Shares authorized
45,704,969 (2007 – 45,514,969) Shares issued and outstanding (note 4(a))	29,219,711	28,762,772
Promissory Notes Receivable (note 4(e))	(29,737)	(29,737)
Subscriptions Received (note 4(f))	276,500	0
Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(29,394,448)	(27,440,805)

Total Stockholders' Equity	426,831	1,647,035

Total Liabilities and Stockholders' Equity	$1,134,679	$2,272,798

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(US Dollars)

				Period From
				February 12,
				1996
				(Inception)
	Years Ended June 30,			Through
	2008	2007	2006	June 30, 2008

Revenues	$0	$0	$0	$249,308
Cost of Sales	0	0	0	216,016

	0	0	0	33,292
Other Income	57,975	138,720	2,096	857,096

	57,975	138,720	2,096	890,388

Expenses
Salaries (note 4(c))	633,725	3,335,225	602,741	9,102,092
Consulting (note 4(c))	500,850	2,006,943	718,025	6,264,402
Legal and accounting	305,452	324,284	456,911	4,139,795
Research and development	287,109	106,335	0	1,240,903
Travel and entertainment	96,162	124,930	98,385	1,303,346
General and administrative	95,706	119,043	113,539	1,112,640
Rent	46,659	40,486	37,290	444,500
Telephone	29,605	38,442	41,268	434,302
Bank charges and interest, net	6,932	17,878	4,895	202,198
Advertising	0	11,004	25,511	331,270
Write-off of investments	0	0	0	1,250,000
Non-competition agreement	0	0	0	711,000
Write-down of license and operating assets	0	0	0	1,855,619
Interest on beneficial conversion feature	0	0	0	566,455
Settlement of lawsuit	0	0	0	45,250
Financing fees, net	0	0	(499)	129,043
Bad debts (recovery)	(6,009)	0	0	46,604
Depreciation and amortization	0	0	8,219	324,386

	1,996,191	6,124,570	2,106,285	29,503,805

Net Loss	$(1,938,216)	$(5,985,850)	$(2,104,189)	$(28,613,417)

Loss Per Common Share (note 8)	$(0.04)	$(0.13)	$(0.05)

Weighted Average Number of Common Shares Outstanding	45,617,756	45,230,171	42,814,988

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

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, June 30, 2007	45,514,969	$28,762,772	308,538	$308,538	$(29,737)	$0	$46,267	$(27,440,805)	$1,647,035
Shares Issued for
Exercise of warrants	190,000	208,995	0	0	0	0	0	0	208,995
Subscription received	0	0	0	0	0	276,500	0	0	276,500
Dividends on preferred shares	0	0	0	0	0	0	0	(15,427)	(15,427)
Stock option compensation	0	247,944	0	0	0	0	0	0	247,944
Net loss for year	0	0	0	0	0	0	0	(1,938,216)	(1,938,216)

Balance, June 30, 2008	45,704,969	$29,219,711	308,538	$308,538	$(29,737)	$276,500	$46,267	$(29,394,448)	$426,831

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(US Dollars)

				Period from
				February 12, 1996
				(Inception)
	Years Ended June 30			Through
	2008	2007	2006	June 30, 2008
Operating Activities
Net loss	$(1,938,216)	$(5,985,850)	$(2,104,189)	$(28,613,417)
Adjustments to reconcile net loss to net cash used in operating activities
Write-down of investment	0	0	0	1,250,000
Other income	0	0	0	(658,305)
Proprietary, non-competition agreement	0	0	0	711,000
Consulting services	0	199,790	359,220	1,523,783
Depreciation and amortization	0	0	8,219	349,941
Stock option compensation	247,944	4,225,648	107,219	5,714,294
Interest on beneficial conversion feature	0	0	0	566,456
Settlement of lawsuit	0	0	0	60,250
Write-down of license and operating assets	0	0	0	1,853,542
Bad debt	0	0	0	77,712
Changes in non-cash working capital Due from affiliated company	0	0	0	(116,000)
Notes and accounts receivable	0	0	0	(109,213)
Inventory	0	0	0	(46,842)
Prepaid expenses	1,867	(18,187)	(4,613)	(30,575)
Deferred revenue and other	0	0	0	(2,609)
Accounts payable and accruals	66,658	(77,267)	90,851	980,848
Net Cash Used in Operating Activities	(1,621,747)	(1,655,866)	(1,543,293)	(16,489,135)
Investing Activities
Purchase of property, equipment and intangible assets	0	0	0	(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0	0	(129,474)
Investment in and advances to affiliated companies	0	0	0	(2,000,000)
License agreements	0	0	0	(124,835)
Net Cash Used in Investing Activities	0	0	0	(2,455,244)
Financing Activities
Redemption of preferred shares	0	0	0	(50,000)
Repayment of loan	0	0	34,000	(11,000)
Advances from stockholders	0	0	0	1,078,284
Repayments from (to) stockholders	0	2,763	0	(91,283)
Subscriptions received	276,500	0	0	503,165
Proceeds from issuance of common stock	208,995	2,396,641	1,214,669	18,200,470
Proceeds from convertible debentures	0	0	0	600,000
Share issue costs	0	0	0	(227,420)
Net Cash Provided by Financing Activities	485,495	2,399,404	1,248,669	20,002,216
Effect of Foreign Currency Translation on Cash	0	0	0	46,267
Inflow (Outflow) of Cash	(1,136,252)	743,538	(294,624)	1,104,104
Cash, Beginning of Year	2,240,356	1,496,818	1,791,442	0
Cash, End of Year	$1,104,104	$2,240,356	$1,496,818	$1,104,104

Supplemental disclosure of cash flow information (note 5)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2008, 2007 and 2006
(US Dollars)

1.	INCORPORATION AND NATURE OF OPERATIONS

Integral Technologies, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on February 12, 1996 and has its head office in Bellingham, Washington, USA.  The Company is in the development stage, as more fully defined in Statement No. 7 of the Financial Accounting Standards Board (“FASB”).  The Company is in the business of researching, developing and commercializing new antenna technologies.

The Company will be devoting all of its resources to the research, development and commercialization of its ElectriPlast technology.  As a consequence, the value for the license of all other technologies was written off in 2001.

2.	GOING-CONCERN

These consolidated financial statements have been prepared by management on the basis of generally accepted accounting principles applicable to a “going-concern”, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

The Company is in the development stage, has an accumulated deficit of $29,394,448 (2007 - $27,440,805), has not yet commenced revenue-producing operations, and has significant expenditure requirements to continue to advance its research, developing and commercializing new antenna technologies.

These consolidated financial statements do not reflect adjustments that would be necessary if the going-concern assumption were not appropriate because management believes that the actions already taken or planned will mitigate the adverse conditions and events that raise doubts about the validity of the going-concern assumption used in preparing these consolidated financial statements. Management intends to raise additional capital through stock issuances to finance operations and invest in other business opportunities.

If the going-concern assumption were not appropriate for these consolidated financial statements, then adjustments could be necessary to the carrying values of the assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.

3.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of consolidation

These financial statements include the accounts of the Company, its wholly-owned subsidiaries, Integral Vision Systems, Inc. ("IVSI"), Antek Wireless Inc. ("Antek") and Plastenna, Inc. (“Plastenna”), a Delaware corporation, and its 76.625%-owned subsidiary, Emergent Technologies Corp. ("ETC"), which is currently inactive.  All intercompany balances and transactions have been eliminated.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2008, 2007 and 2006
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(b)	Depreciation and amortization

Depreciation and amortization are provided using the straight-line method based on the following estimated useful lives:

Machinery, furniture and equipment	- 5 years
Computer hardware and software	- 5 years
Moulds	- 5 years

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

The Company’s functional currency is the US dollar.  Transactions for the Company’s operations whose functional currency is not the US dollar are translated into US dollars at the exchange rates in effect at the balance sheet dates for monetary assets and liabilities, and at historical exchange rates for non-monetary assets and liabilities.  Revenues and expenses are translated at average rates for the period, except for amortization and depreciation, which are translated on the same basis as the related assets.  Resulting translation gains or losses are reflected in the statements of operations.

(g)	Research and development

Research and development expenditures are charged to operations as incurred.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2008, 2007 and 2006
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h)	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates include valuation allowance for deferred income tax asset and the determination of the assumptions used in calculating the fair value of stock-based compensation.  Actual results could differ from those estimates and could impact future results of operations and cash flows.

(i)	Financial instruments

The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. The fair value of these investments approximates their carrying value. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash equivalents and short-term investments are classified as available-for-sale and are recorded at market value using the specific identification method. Changes in market value are reflected in other comprehensive income (excluding other-than-temporary impairments).

Equity and other investments classified as long-term include both debt and equity instruments. Debt securities and publicly traded equity securities are classified as available-for-sale and are recorded at market using the specific identification method. Changes in market value are reflected in other comprehensive income (excluding other-than-temporary impairments). All other investments, excluding those accounted for using the equity method, are recorded at cost.

(i)	Interest rate risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.

(ii)	Credit risk

The Company's financial assets that are exposed to credit risk consist primarily of cash, which is placed with major financial institutions.

(iii)	Currency risk

The Company translates the results of non-US transactions into US currency using rates approximating the average exchange rate for the year.  The exchange rate may vary from time to time.  This risk is considered nominal as the Company does not incur any significant transactions in currencies other than US dollars.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2008, 2007 and 2006
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)	Income taxes

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

Effective July 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous. Because of this, whether a tax position will ultimately be sustained may be uncertain. Under FIN 48, the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.

(k)	Stock-based compensation

The Company accounts for stock-based compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), as interpreted by Securities Exchange Commission Staff Accounting Bulletin No. 107.  SFAS 123R requires the Company to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statement of operations. The Company uses the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards. Stock-based compensation expense recognized in the statement of operations for the fiscal years ended June 30, 2008 and 2007 has been reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. See note 4 for further information regarding the Company’s stock-based compensation assumptions and expenses.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2008, 2007 and 2006
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)	Comprehensive income

Other comprehensive income includes revenues and expenses and unrealized gains and losses that under accounting principles generally accepted in the United States of America are excluded from net income (loss) and are recorded directly as an adjustment to stockholders' equity, net of tax. When the unrealized gains and losses are realized they are reclassified from other comprehensive income and included in net income. The Company's other comprehensive income (loss) is comprised of gains and losses from foreign currency translation adjustments. As at June 30, 2008, the Company has accumulated comprehensive income of $46,267 that relates to foreign operations the Company had in the past. The Company’s operations in the foreign jurisdiction were integrated into the main operations of the Company, therefore, no further comprehensive gains or losses have been incurred.

(m)	Recently adopted accounting pronouncements

(i)
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109”. Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The adoption of Interpretation 48 on July 1, 2007 did not significantly impact the Company’s financial position or results of operations.

(ii)
In May 2007 the FASB issued FSP No. 48-1, “Definition of Settlement in FASB Interpretation No. 48”. FSP 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 was effective retroactively to July 1, 2007 and did not significantly impact the Company’s financial position or results of operations.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2008, 2007 and 2006
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n)	Recent accounting pronouncements not yet adopted

(i)
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.

(ii)
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.

(iii)
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.

(iv)
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary.  This pronouncement is effective for fiscal years beginning on or after December 15, 2008.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2008, 2007 and 2006
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n)	Recent accounting pronouncements not yet adopted (Continued)

(v)
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

(vi)
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2008, 2007 and 2006
(US Dollars)

4.	STOCKHOLDERS' EQUITY

(a)	Common stock

(i)	During the year ended June 30, 2007, the Company:

(a)
Closed a private placement on September 15, 2006 of 1,180,537 units consisting of common stock at $2.00 per share and warrants to purchase 590,269 shares of common stock within two years at an exercise price of $2.50 per share, provided that in the event that the average closing bid price of a share of the Company's common stock exceeds $4.50 for ten consecutive trading days, the Company has the right to redeem the warrants for $0.01 per share of common stock purchasable hereunder, upon thirty days’ written notice (the holder shall have the right to exercise the warrant in accordance with its terms prior to the expiration of the thirty-day period).  The purchase price attributable to the warrants was $0.001 per share of common stock underlying the warrants. Aggregate proceeds from the sale of the common stock and the warrants was $2,361,641 ($2,361,051 for the common stock and $590 for the warrants).  At any time commencing 60 days after the close of the offering, the investors can require that the Company prepare and file a registration statement to register the shares of common stock (including the shares underlying the warrants) for resale by the investors. The Company also reserves the right to file such a registration statement at any time after the closing date on its own initiative;

(b)	Issued 50,000 shares in the amount of $35,000 on the exercise of options; and
(c)
Issued 50,000 shares as consideration for consulting services to be provided over 12 months. These shares have been recorded at a value of $105,000 representing the market value of the shares at the date of issuance.

(ii)	During the year ended June 30, 2008, the Company:

Issued 190,000 shares in the amount of $208,995 on the exercise of warrants.  The Company approved a temporary adjustment to the exercise terms of stock purchase warrants dated September 15, 2006 in consideration of overall market conditions in October 2007.  If warrants were exercised prior to November 15, 2007, the exercise price would be adjusted from $2.50 per share to $1.10 per share.

(iii)	Subsequent to June 30, 2008, the Company:

Issued 50,000 shares as consideration for consulting services (note 4(f)(ii)).

(b)	Preferred stock

The preferred stock may be issued in one or more series.  The distinguishing features of each series including preference, rights and restriction are to be determined by the Company's Board of Directors upon the establishment of each such series.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2008, 2007 and 2006
(US Dollars)

4.	STOCKHOLDERS' EQUITY (Continued)

(b)	Preferred stock (Continued)

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

(c)	Stock options and stock-based compensation

Stock option plans

In January 2001, the Company adopted the "Integral Technologies, Inc. 2001 Stock Plan" (the "2001 Plan"), a non-qualified stock option plan under which the Company may issue up to 2,500,000 stock options and stock bonuses of common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company. This plan was amended December 2001 to increase the number of common share options that may be granted from 2,500,000 to 3,500,000 stock options. As at June 30, 2008, there are 19,500 options available under this plan.

In April 2003, the Company adopted the "Integral Technologies, Inc. 2003 Stock Plan" (the "2003 Plan"), a non-qualified stock option plan under which the Company may issue up to 1,500,000 stock options. As of June 30, 2008, there are 1,025,000 options available under this plan.

Pursuant to the 2001 and 2003 plans

During the year ended June 30, 2006, the Company granted a total of 50,000 stock options to a consultant at an exercise price of $0.40 per common share. All options are fully vested at the date of grant and expire December 31, 2010.

On November 3, 2006, the Company granted an option to a consultant to acquire 100,000 common shares of the Company's common stock, exercisable at a price of $1.00 per share, until the option expires on November 15, 2008.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2008, 2007 and 2006
(US Dollars)

4.	STOCKHOLDERS' EQUITY (Continued)

(c)	Stock options and stock-based compensation (Continued)

Pursuant to the 2001 and 2003 plans (Continued)

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

During the year ended June 30, 2007, pursuant to the consulting agreement with Visionary Innovations, Inc. (“Visionary”), the Company granted Visionary 125,000 options, which vested on March 30, 2007 at an exercise price of $2.75, and another 125,000 options, which vested on March 30, 2008 at an exercise price of $2.75 and expire March 30, 2009.  During the year ended June 30, 2008, this resulted in stock-based compensation of $67,466 (2007 - $112,442).

During the year ended June 30, 2007, the Company extended the expiry date of 1,295,000 options, which resulted in additional stock-based compensation of $2,696,776 included in the $4,225,648 discussed below.

During the year ended June 30, 2008, the Company extended the expiry date of 1,295,000 options, which resulted in additional stock-based compensation of $180,478.

Stock-based compensation

During the year ended June 30, 2008, the Company recorded total stock-based compensation expense of $247,944 (2007 - $4,225,648; 2006 - $107,219); of this amount, $182,711 is included as part of consulting fees and $65,233 is included in salaries.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2008, 2007 and 2006
(US Dollars)

4.	STOCKHOLDERS' EQUITY (Continued)

(c)	Stock options and stock-based compensation (Continued)

Key assumptions

The fair value of the Company’s stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2008	2007	2006

Expected life (years)	1	1	2
Interest rate	4.28%	5.00%	3.00%
Volatility	87.75%	106.90%	59.09%
Dividend yield	0.00%	0.00%	0.00%
Estimated forfeitures	0.00%	0.00%	0.00%

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

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2008, 2007 and 2006
(US Dollars)

4.	STOCKHOLDERS' EQUITY (Continued)

(c)	Stock options and stock-based compensation (Continued)

Stock option activity

The following table summarizes the Company's stock option activity for the years ended June 30, 2008, 2007 and 2006:

			Weighted
			Average
	Number	Price	Exercise
	of Shares	Per Share	Price

Balance, June 30, 2005	2,445,000	$0.50 to $ 1.16	$0.76
Granted during the year	50,000	$0.40	$0.40
Cancelled	0	$0.00	$0.00
Exercised	(200,000)	$0.40 to $ 1.00	$0.67

Balance, June 30, 2006	2,295,000	$0.40 to $ 1.16	$0.76
Granted during the year	1,450,000	$1.00 to $ 2.75	$2.16
Cancelled	0	$0.00	$0.00
Exercised	(25,000)	$1.00	$1.00

Balance, June 30, 2007 and 2008	3,720,000	$0.50 to $ 2.75	$1.31

The following summarizes the options outstanding and exercisable at June 30, 2008, 2007 and 2006, which were fully vested at these dates:

	Exercise	Number of Shares
Expiry Date	Price	2008		2007	2006

August 31, 2008	$0.65 to $ 1.16	855,000	*	855,000	880,000
November 15, 2008	$1.00	100,000		100,000	0
March 23, 2009	$1.00	100,000		100,000	0
March 30, 2009	$2.75	250,000		250,000	0
June 30, 2010	$0.50	1,000,000		1,000,000	1,000,000
June 30, 2010	$2.25	1,000,000		1,000,000	0
December 31, 2010	$1.00	415,000		415,000	415,000

Total outstanding	$0.50 to $ 2.75	3,720,000		3,720,000	2,295,000
Total exercisable	$0.50 to $ 2.75	3,626,250		3,626,250	2,295,000

*	Subsequent to the year-end, the expiry date of these options was extended from August 31, 2008 to August 31, 2009.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2008, 2007 and 2006
(US Dollars)

4.	STOCKHOLDERS' EQUITY (Continued)

(c)	Stock options and stock-based compensation (Continued)

Stock option activity (Continued)

The weighted average grant date fair value of options granted during the year ended June 30, 2008 was $1.35 per share (2007 - $1.35; 2006 - $0.69). The weighted average intrinsic value of options exercised during the year ended June 30, 2008 was $Nil per share (2007 - $Nil; 2006 - $0.02). The weighted average intrinsic value of options outstanding as of June 30, 2008 was $0.15 per share (2007 - $0.15; 2006 - $0.13).

(d)	Stock purchase warrants

The following table summarizes the Company's stock purchase warrant activity for the years ended June 30, 2008, 2007 and 2006:

			Weighted
			Average
	Number	Price	Exercise
	of Shares	Per Share	Price

Balance, June 30, 2005 and 2006	0	$0.00	$0.00
Issued	590,629	$2.50	$2.50

Balance, June 30, 2007	590,629	$2.50	$2.50
Exercised	(190,000)	$2.50	$2.50

Balance, June 30, 2008	400,269	$2.50	$2.50

At June 30, 2008, 2007 and 2006, the following stock purchase warrants were outstanding:

	Exercise	Number of Shares
Expiry Date	Price	2008	2007	2006

September 15, 2008	$2.50	400,269	590,269	0

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2008, 2007 and 2006
(US Dollars)

4.	STOCKHOLDERS' EQUITY (Continued)

(e)	Promissory notes receivable at June 30, 2008 includes:

(i)	$17,500 (2007 - $17,500) due on exercise of 210,000 stock options, interest at 10% per annum, due November 1, 2002, subsequently extended to June 30, 2003; and

(ii)	$12,237 (2007 - $12,237) due on exercise of 23,000 stock options, interest at 10% per annum, due June 30, 2003.

As at June 30, 2008, $2,763 of these notes had been collected.  Shares issued on exercise of options are restricted for trading.  The restrictions will not be removed until the respective notes are paid to the Company.

(f)	Subscriptions received

(i)
During the year ended June 30, 2008, a total of $230,000 was received for subscriptions of 333,333 units consisting of common stock at $0.69 per share and warrants at $0.001 per share of common stock underlying the warrant to purchase 333,333 shares of common stock on or before two years after the closing date at an exercise price of $0.75 per share (exercise of the investment warrant may be required in the event that the market price for the common stock exceeds $1.25 per share). To date, these shares have not yet been issued.

(ii)
During the year ended June 30, 2008, the Company had an obligation to issue 50,000 shares of common stock as consideration for consulting services. These shares have been recorded at a value of $46,500 representing the market value of the shares at the date the shares were to have been issued.  To date, these shares have not yet been issued.

The Company has an obligation during the year ended June 30, 2009 to issue a further 50,000 shares of common stock as consideration for consulting services.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2008, 2007 and 2006
(US Dollars)

5.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Years Ended June 30,			Period from February 12, 1996 (Inception) Through
	2008	2007	2006	June 30, 2008

Supplemental Disclosure of Non-Cash Transactions
Shares Issued for
Redemption of preferred shares	$0	$0	$0	$415,000
Property and equipment	$0	$0	$0	$23,000
Proprietary agreement	$0	$0	$0	$711,000
Settlement of accounts payable	$0	$0	$0	$228,742
Services (provided by officers and directors)	$0	$0	$0	$120,000
Settlement of lawsuit	$0	$0	$0	$15,000
Services	$0	$105,000	$191,510	$801,784
Acquisition of subsidiary	$0	$0	$0	$894,200
Supplemental Cash Flow Information
Interest paid	$0	$0	$0	$81,111
Income tax paid	$0	$0	$0	$0

6.	RELATED PARTY TRANSACTIONS

(a)	Accounts payable at June 30, 2008 includes $3,685 (2007 - $7,730) due to two directors and officers of the Company.

(b)	The Company recorded an expense of $420,000 (2007 - $505,000; 2006 - $360,000) for salaries paid to two directors and officers of the Company.

(c)	Promissory notes receivable at June 30, 2008 includes $29,737 (2007 - $29,737) for advances made by the Company to an officer of the Company.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2008, 2007 and 2006
(US Dollars)

7.	INCOME TAXES

The provision for income taxes consists of the following at June 30:

	2008	2007	2006

Current expense	$0	$0	$0
Deferred benefit	(669,000)	(2,994,000)	0
Increase in valuation allowance	669,000	2,994,000	0

Total provision for income tax	$0	$0	$0

The total provision differs from the amount computed by applying federal statutory rates to loss before income taxes due to the following at June 30:

	2008	2007	2006

Provision for income tax at the statutory rate of 34%	$(660,000)	$(2,024,000)	$(715,000)

Increase (decrease) in taxes due to
Change in valuation allowance	669,000	2,994,000	0
Disallowed expense	1,000	1,000	1,000
True-up of deferred tax assets	(10,000)	(971,000)	714,000

Total provision for income tax	$0	$0	$0

The Company has used a federal statutory rate of 34%.  All of the Company's operations are in Washington state, which has no corporation income tax, therefore, no provision for state income tax is required.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2008, 2007 and 2006
(US Dollars)

7.	INCOME TAXES (Continued)

Deferred tax assets and liabilities reflect the tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.  The Company has net deferred income tax assets, which have been reduced to zero through a valuation allowance because of uncertainties relating to utilization of future tax benefits.  The components of the net deferred income tax assets, calculated at an effective rate of 34%, are as follows at June 30:

	2008	2007	2006

Deferred income tax assets
Current deferred tax assets
Legal dispute reserve	$182,000	$182,000	$0
Accrued liabilities	14,000	7,000	5,000

Total current deferred tax assets	196,000	189,000	5,000

Non-current deferred tax assets
Net operating loss carry-forwards	7,034,000	6,454,000	5,738,000
Non-qualified stock options	1,754,000	1,670,000	0
Capital loss carry-forwards	425,000	425,000	0
Investment reserve	247,000	247,000	254,000
Basis difference of fixed assets	2,000	4,000	0
Valuation allowance	(9,658,000)	(8,989,000)	(5,994,000)

Total non-current deferred tax assets	(196,000)	(189,000)	(2,000)

Non-current deferred tax liabilities Basis difference of fixed assets	0	0	3,000
Total non-current deferred tax liabilities	0	0	(3,000)

Net deferred tax asset (liability)	$0	$0	$0

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2008, 2007 and 2006
(US Dollars)

7.	INCOME TAXES (Continued)

For tax purposes, the Company has unused net operating losses available for carry-forward to future tax years.  At June 30, 2008, the amounts and expiration dates of the Company's net operating loss carry-forwards are as follows.

Year Ended	Expiry	Amount

June 30, 1996	June 30, 2011	$346,000
June 30, 1997	June 30, 2012	1,405,000
June 30, 1998	June 30, 2018	999,000
June 30, 1999	June 30, 2019	1,361,000
June 30, 2000	June 30, 2020	1,091,000
June 30, 2001	June 30, 2021	2,002,000
June 30, 2002	June 30, 2022	2,526,000
June 30, 2003	June 30, 2023	1,364,000
June 30, 2004	June 30, 2024	2,162,000
June 30, 2005	June 30, 2025	2,208,000
June 30, 2006	June 30, 2026	2,373,000
June 30, 2007	June 30, 2027	1,177,000
June 30, 2008	June 30, 2028	1,676,000

Total		$20,690,000

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

For tax purposes, the Company has unused capital losses available for carry-forward to future tax years.  At June 30, 2008, the amounts and expiration dates of the Company's capital loss carry-forwards are as follows.

Year Ended	Expiry	Amount

June 30, 2005	June 30, 2010	$1,250,000

In July 2006, the FASB released the Final Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also requires additional disclosure of the beginning and ending unrecognized tax benefits and details regarding the uncertainties that may cause the unrecognized benefits to increase or decrease within a twelve-month period.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2008, 2007 and 2006
(US Dollars)

7.	INCOME TAXES (Continued)

The Company adopted the provisions of FIN 48 on July 1, 2007. There was no impact on the Company’s consolidated financial position, results of operations and cash flows as a result of adoption. The Company has no unrecognized tax benefit as of June 30, 2008, including no accrued amounts for interest and penalties.

The Company’s policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. The Company is subject to income tax examinations for US incomes taxes from the year ended June 30, 1996 forward. The Company does not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2009.

8.	LOSS PER SHARE

	Income (Numerator)	Shares (Denominator)	Per Share Amount

2008
Loss for the year	$(1,938,216)
Preferred stock dividends	(15,427)

Loss attributable to common shareholders	$(1,953,643)	45,617,756	$(0.04)

2007
Loss for the year	$(5,985,850)
Preferred stock dividends	(15,427)

Loss attributable to common shareholders	$(6,001,277)	45,230,171	$(0.13)

2006
Loss for the year	$(2,104,189)
Preferred stock dividends	(15,427)

Loss attributable to common shareholders	$(2,119,616)	42,814,988	$(0.05)

Common share equivalents consisting of 3,626,251 (2007 – 3,626,251) stock options and 400,269 (2007 - 590,269) share purchase warrants are not considered in the computation of diluted loss per share because their effect would be anti-dilutive.

PART III

DIRECTORS AND EXECUTIVE OFFICERS

Our Company has a Board of Directors which is currently comprised of two members.  Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed.  The members of the Board and the executive officers of our Company and their respective age and position are as follows:

Name	Age	Position with Company	Director of Company Since

William S. Robinson	51	Director, Chairman, CEO and Treasurer	February 1996

William A. Ince	57	Director, President, Secretary and Chief Financial Officer	February 1996

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

Non-Executive Officer / Significant Employee

Tom Aisenbrey
Chief Technology Officer

Mr. Aisenbrey has been with our Company since February 2001.  Mr. Aisenbrey is an executive program manager with over 28 years of experience in a variety of electronic industries, including design & development of multiple computer oriented products, specializing in wireless products.

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

Summary Compensation Table

The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, to or for Integral’s principal executive officer and each of the other executive officers (one person) and one non-executive officer, during the fiscal years ended June 30, 2008 and 2007.

Name and Principal Position	Fiscal Year Ended June 30	Salary ($)	Bonus ($)	Stock Awards	Options Awards ($) (n1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (n2)	Total ($)

William S.	2008	$210,000	-0-	-0-	$-0-	-0-	-0-	$28,282	$238,282
Robinson	2007	$202,500	50,000	-0-	$-0-	-0-	-0-	$26,782	$279,282
Chief Executive Officer, Treasurer, Chairman, Director

William A.	2008	$210,000	-0-	-0-	-0-	-0-	-0-	$23,145	$233,145
Ince	2007	$202,500	$50,000	-0-	$177,706	-0-	-0-	$21,645	$451,851
Chief Financial and Accounting Officer, President, Secretary, Director

Thomas	2008	$144,000	-0-	-0-	$65,232	-0-	-0-	-0-	$209,232
Aisenbrey	2007	$144,000	-0-	-0-	$2,414,710	-0-	-0-	$29,815	$2,588,525
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

Mr. Aisenbrey holds options to acquire an aggregate of 200,000 shares of common stock at an exercise price of $0.65 per share that were granted in 2001, and he also holds options to acquire an aggregate of 245,000 shares of common stock at an exercise price of $1.00 per share that were granted in 2002 and 2003.  In August 2007, the expiration dates of these options were extended until August 31, 2008.  [Subsequent to year-end, in August 2008, the expiration dates of these options were extended until August 31, 2009.]

(n2)
William S. Robinson and William A. Ince each own shares of Series A Preferred Stock.  A 5% dividend on the Series A Preferred Stock is payable in cash or shares of common stock at the election of Integral.  For the year ended June 30, 2008, $10,282 was paid or accrued for Mr. Robinson and $5,145 was paid or accrued for Mr. Ince.  For the year ended June 30, 2007, $10,282 was paid or accrued for Mr. Robinson and $5,145 was paid or accrued for Mr. Ince.

William S. Robinson and William A. Ince each received an automobile expense allowance of $18,000 in 2008 and $16,500 in 2007.

Integral pays for living accommodations in Bellingham, Washington for Thomas Aisenbrey.  The total amount paid for these accommodations was $nil in 2008 and $29,815 in 2007.

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

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common stock purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of June 30, 2008.

Option Awards						Stock Awards
			Equity Incentive Plan Awards:					Equity Incentive Plan Awards:	Equity Incentive Plan Awards:

Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

William S. Robinson	0	0	0	0	n/a	0	0	0	0

William A. Ince (n1)	415,000	0	0	$1.00	12/31/2010	0	0	0	0

Thomas Aisenbrey (n2)	1,000,000	0	0	$0.50	6/30/2010	0	0	0	0
	1,000,000	0	0	$2.25	6/30/2010	0	0	0	0
	125,000	0	0	$0.65	8/31/2008	0	0	0	0
	75,000	0	0	$0.65	8/31/2008	0	0	0	0
	45,000	0	0	$1.00	8/31/2008	0	0	0	0
	200,000	0	0	$1.00	8/31/2008	0	0	0	0

(n1)
Mr. Ince holds the following options:  On July 1, 2002, Mr. Ince was granted an option to acquire 415,000 shares of common stock at an exercise price of $1.00 per share.  In June 2007, the expiration date of these options was extended until December 31, 2010.

(n2)	Mr. Aisenbrey holds the following options:

•
On August 16, 2001, Mr. Aisenbrey was granted an option to acquire 125,000 shares of common stock at an exercise price of $.65 per share.  In August 2008, the expiration date of these options was extended until August 31, 2009.

•
On November 1, 2001, Mr. Aisenbrey was granted an option to acquire 75,000 shares of common stock at an exercise price of $.65 per share. In August 2008, the expiration date of these options was extended until August 31, 2009.

•
On July 1, 2002, Mr. Aisenbrey was granted an option to acquire 45,000 shares of common stock at an exercise price of $1.00 per share. In August 2008, the expiration date of these options was extended until August 31, 2009.

•
On January 2, 2003, Mr. Aisenbrey was granted an option to acquire 200,000 shares of common stock at an exercise price of $1.00 per share. In August 2008, the expiration date of these options was extended until August 31, 2009.

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

Compensation of Directors

No compensation was paid by Integral to its Directors for any service provided as a Director during the fiscal year ended June 30, 2008.  There are no other formal or informal understandings or arrangements relating to compensation; however, Directors may be reimbursed for all reasonable expenses incurred by them in conducting Integral’s business.  These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.

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

Employee Benefit and Consulting Services Compensation Plans

As of June 30, 2008, Integral had two Employee Benefit and Consulting Services Compensation Plans in effect.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock

The following table sets forth, as of September 14, 2008 the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral’s common stock, each director and executive officer individually and all directors and executive officers of Integral as a group.  Each person is believed to have sole voting and investment power over the shares except as noted.

Name and Address of Beneficial Owner (n1)	Amount and Nature of Beneficial Ownership(n1)(n2)	Percent of Class (n3)
Executive Officers and Directors:
William S. Robinson (n4) #3 1070 West Pender St. Vancouver, B.C. V6E 2N7	2,323,533	4.8%
William A. Ince (n5) 805 W. Orchard Dr., Suite #7 Bellingham, WA 98225	2,118,833	4.3%
Thomas Aisenbrey (n6) 805 W. Orchard Dr., Suite #7 Bellingham, WA 98225	2,670,000	5.5%
All executive officers and directors as a group (n6)	7,112,366	14.6%

5% Beneficial Owners:
Wellington Management Company, LLP (n7) 75 State Street, Boston, MA 02109	3,044,900	6.2%

(n1)	Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(n2)
Includes vested options beneficially owned but not yet exercised and outstanding, if any.  The table does not include the effects of conversion by Mr. Robinson and Mr. Ince of their shares of Series A Convertible Preferred Stock (“Series A”), which are convertible into shares of common stock at a conversion rate that varies with the market price of the common stock at the time of conversion.  The conversion rate is determined by dividing the number of shares of Series A being converted by the average of the high and low bid prices of Integral’s common stock reported by the OTC Bulletin Board over the ten trading days preceding the date of conversion.  Mr. Robinson owns 204,975 shares of Series A and Mr. Ince owns 103,563 shares of Series A.  As of September 15, 2008, the conversion rate was $0.73 per share, so Mr. Robinson’s 204,975 shares of Series A were convertible into 280,787 shares of common stock, and Mr. Ince’s 103,563 shares of Series A were convertible into 141,867 shares of common stock.  The actual number of shares of common stock receivable by Messrs. Robinson and Ince upon conversion of the Series A would depend on the actual conversion rate in effect at the time of conversion.

(n3)
Based upon 45,754,969 shares issued and outstanding, plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

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

(n7)
Wellington Management Company, LLP, has included the following information in its Schedule 13G Amendment No. 7 filing with the Securities and Exchange Commission (as of December 31, 2007):  (a) Wellington, in its capacity as investment adviser, may be deemed to beneficially own 3,044,900 shares of the Company which are held of record by clients of Wellington; (b) those clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities; and (c) no such client is known to have such right or power with respect to more than five percent of this class of securities.

Series A Convertible Preferred Stock

The following table sets forth, as of September 14, 2008, the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral’s Series A Convertible Preferred Stock, each Officer and Director individually and all Directors and Officers of Integral as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

Name and Address of Beneficial Owner (n1)	Amount and Nature of Beneficial Ownership(n1)	Percent of Class (n2)
William S. Robinson (n3) #3 1070 West Pender St. Vancouver, B.C. V6E 2N7	204,975	66.4%
William A. Ince (n4) 805 W. Orchard Dr., Suite #3 Bellingham, WA 98225	103,563	33.6%
All officers and directors of Integral as a group (2 persons)	308,538	100%

(n1)	Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(n2)	Based upon 308,538 Series A Convertible Preferred shares issued and outstanding.

(n3)	Mr. Robinson is an executive officer and director of Integral and each of its subsidiaries.

(n4)	Mr. Ince is an executive officer and director of Integral and each of its subsidiaries.

Equity Compensation Plan Information

The following information concerning the Company’s equity compensation plans is as of the end of the fiscal year ended June 30, 2008:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	3,720,000	$1.13	1,044,500
Total	3,720,000	$1.13	1,044,500

As of June 30, 2008, Integral had two Employee Benefit and Consulting Services Compensation Plans in effect.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the beginning of the last fiscal year, we entered into the following transactions in which our officers and directors have a material interest:

(a)           William S. Robinson and William A. Ince each own shares of Series A Preferred Stock.  A 5% dividend on the Series A Preferred Stock is payable in cash or shares of common stock at the election of Integral.  For the year ended June 30, 2008, $10,282 was paid or accrued for Mr. Robinson and $5,145 was paid or accrued for Mr. Ince.

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

Audit Fees

The aggregate fees billed for professional services rendered by PKF for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for fiscal years ended June 30, 2008 and 2007 were $47,530 and $35,250, respectively.

Audit-Related Fees

There were no other fees billed by PKF during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

The were no fees billed for professional services rendered by PKF for tax compliance services in fiscal years ended June 30, 2008 and 2007.

All Other Fees

There were no other fees billed by PKF during the last two fiscal years for products and services provided by PKF.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL TECHNOLOGIES, INC

Dated: September 29, 2008	/s/ William S. Robinson
William S. Robinson, Chief Executive Officer

/s/ William A. Ince
William A. Ince, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William S. Robinson	Director	September 29, 2008
William S. Robinson

/s/ William A. Ince	Director	September 29, 2008
William A. Ince

EXHIBIT INDEX

Exhibit No.	Description

3.03	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.03 of Integral’s quarterly report on Form 10-QSB for the period ended March 31, 2006.)

3.04	Bylaws, as amended and restated on December 31, 1997. (Incorporated by reference to Exhibit 3.04 of Integral’s quarterly report on Form 10-QSB for the period ended March 31, 2006.)

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