Form 10-Q
period 2008-09-30
INTEGRAL TECHNOLOGIES INC
filed 2008-11-14
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 0-28353

INTEGRAL TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0163519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

805 W. Orchard Drive, Suite 7, Bellingham, Washington 98225
(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (360) 752-1982

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 5, 2008, there were 45,754,969 outstanding shares of the Registrant's Common Stock, $0.001 par value.

INTEGRAL TECHNNOLOGIES, INC.
SEPTEMBER 30, 2008 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited)
(US Dollars)

	September 30, 2008	June 30, 2008

Assets

Current
Cash	$760,043	$1,104,104
Prepaid expenses	24,794	30,575

Total Assets	$784,837	$1,134,679

Liabilities

Current
Accounts payable and accruals	$684,304	$707,848

Total Current Liabilities	684,304	707,848

Stockholders’ Equity

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value 20,000,000 Shares authorized 308,538 (June 30, 2008 - 308,538) issued and outstanding	308,538	308,538
Common Stock and Paid-in Capital in Excess of $0.001 Par Value 50,000,000 Shares authorized 45,754,969 (June 30, 2008 - 45,704,969) issued and outstanding	29,294,687	29,219,711
Promissory Notes Receivable	(29,737)	(29,737)
Subscriptions Received	267,000	276,500
Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(29,786,222)	(29,394,448)

Total Stockholders’ Equity	100,533	426,831

Total Liabilities and Stockholders’ Equity	$784,837	$1,134,679

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
(US Dollars)

	Three Months Ended September 30,		Period from February 12, 1996 (Inception) to September 30,
	2008	2007	2008

Revenue	$0	$0	$249,308
Cost of Sales	0	0	216,016
	0	0	33,292
Other Income	3,862	23,498	860,958

	3,862	23,498	894,250

Expenses
Legal and accounting	48,013	64,130	4,187,808
Salaries and benefits	158,558	141,000	9,260,650
Consulting	72,570	69,139	6,336,972
Travel and entertainment	15,263	20,820	1,318,609
General and administrative	19,298	21,233	1,131,937
Telephone	5,263	8,262	439,565
Rent	12,182	10,389	456,682
Bank charges and interest, net	2,344	101	204,542
Advertising	1,591	0	332,861
Research and development	56,694	41,123	1,297,597
Settlement of lawsuit	0	0	45,250
Remuneration pursuant to proprietary, non-competition agreement	0	0	711,000
Financing fees	0	0	129,043
Write-off of investments	0	0	1,250,000
Interest on beneficial conversion feature	0	0	566,456
Write-down of license and operating assets	0	0	1,855,619
Bad debts	0	0	46,604
Amortization	0	0	324,386
	391,776	376,197	29,895,581
Net Loss for Period	$(387,914)	$(352,699)	$(29,001,331)
Net Loss Per Common Share	$(0.01)	$(0.01)
Weighted Average Number of Common Shares Outstanding	45,714,969	45,514,969

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, June 30, 2007	45,514,969	$28,762,772	308,538	$308,538	$(29,737)	$0	$46,267	$(27,440,805)	$1,647,035
Shares Issued for
Exercise of warrants	190,000	208,995	0	0	0	0	0	0	208,995
Subscription received	0	0	0	0	0	276,500	0	0	276,500
Dividends on preferred shares	0	0	0	0	0	0	0	(15,427)	(15,427)
Stock option compensation	0	247,944	0	0	0	0	0	0	247,944
Net loss for year	0	0	0	0	0	0	0	(1,938,216)	(1,938,216)

Balance, June 30, 2008	45,704,969	$29,219,711	308,538	$308,538	$(29,737)	$276,500	$46,267	$(29,394,448)	$426,831
Shares Issued for
Past services (note 2(a))	50,000	46,500	0	0	0	(46,500)	0	0	0
Subscription received	0	0	0	0	0	37,000	0	0	37,000
Dividends on preferred shares	0	0	0	0	0	0	0	(3,860)	(3,860)
Stock option compensation	0	28,476	0	0	0	0	0	0	28,476
Net loss for period	0	0	0	0	0	0	0	(387,914)	(387,914)

Balance, September 30, 2008	45,754,969	$29,294,687	308,538	$308,538	$(29,737)	$267,000	$46,267	$(29,786,222)	$100,533

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
(US Dollars)

	Three Months Ended September 30,		Period from February 12, 1996 (Inception) to September 30,
	2008	2007	2008
Operating Activities
Net loss	$(387,914)	$(352,699)	$(29,001,331)
Items not involving cash
Write-down of investment	0	0	1,250,000
Proprietary, non-competition agreement	0	0	711,000
Amortization	0	0	349,941
Other income	0	0	(658,305)
Consulting services and financing fees	0	0	1,523,783
Stock option compensation	28,476	0	5,742,770
Interest on beneficial conversion feature	0	0	566,456
Settlement of lawsuit	0	0	60,250
Write-down of license and operating assets	0	0	1,853,542
Bad debts	0	0	77,712
Changes in Non-Cash Working Capital
Due from affiliated company	0	0	(116,000)
Notes and account receivable	0	0	(109,213)
Inventory	0	0	(46,842)
Prepaid expenses	5,781	2,043	(24,794)
Other	0	0	(2,609)
Accounts payable and accruals	(27,404)	5,377	953,444
Cash Used in Operating Activities	(381,061)	(345,279)	(16,870,196)
Investing Activities
Purchase of property, equipment and intangible assets	0	0	(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0	(129,474)
Investment purchase	0	0	(2,000,000)
License agreement	0	0	(124,835)
Cash Used in Investing Activities	0	0	(2,455,244)
Financing Activities
Redemption of preferred shares	0	0	(50,000)
Repayment of loan	0	0	(11,000)
Repayments to stockholders	0	0	(91,283)
Proceeds from Issuance of common stock	0	0	18,200,470
Advances from stockholders	0	0	1,078,284
Share issue cost	0	0	(227,420)
Subscriptions received	37,000	0	540,165
Proceeds from convertible debentures	0	0	600,000
Cash Provided by Financing Activities	37,000	0	20,039,216
Effect of Foreign Currency Translation on Cash	0	0	46,267
Inflow (Outflow) of Cash	(344,061)	(345,279)	760,043
Cash, Beginning of Period	1,104,104	2,240,356	0
Cash, End of Period	$760,043	$1,895,077	760,043

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2008
(Unaudited)
(US Dollars)

1.	BASIS OF PRESENTATION

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information.  These financial statements are condensed and do not include all disclosures required for annual financial statements.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s June 30, 2008 Form 10-KSB.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2008 and June 30, 2008 and the consolidated results of operations and cash flows for the three months ended September 30, 2008 and 2007.  The results of operations for the three months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	STOCKHOLDERS’ EQUITY

(a)	Common stock

During the period ended September 30, 2008, the Company issued 50,000 shares as consideration for consulting services.  These shares were recorded as subscriptions received during the year ended June 30, 2008 at a value of $46,500 representing the market value of the shares at the date when the shares were to be issued.

(b)	Stock based compensation

During the period ended September 30, 2008, the Company extended the expiry date of 855,000 options.  These options have been re-measured resulting in $28,476 additional compensation expense recognized in the period, $15,531 is included as part of salaries and benefits and $12,945 is included as part of consulting fees.

The fair value of each option grant is calculated using the following weighted average assumptions:

Expected life (years)	1
Interest rate	4.19%
Volatility	81.80%
Dividend yield	0.00%
Forfeiture rate	0.00%

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2008
(Unaudited)
(US Dollars)

2.	STOCKHOLDERS’ EQUITY (Continued)

(c)	Subscriptions received

During the period ended September 30, 2008, a total of $37,000 was received for a subscription of 92,500 units at $0.40 per unit, each unit consists of one share of common stock and one warrant.  Each warrant entitles the holder to purchase one share of common stock on or before two years after the closing date at an exercise price of $0.60 per share. To date, these units have not been issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND  PLAN OF OPERATIONS

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

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q.  Our actual results could differ materially from those discussed here.

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From inception on February 12, 1996 through September 30, 2008, we have accrued an accumulated deficit of approximately $29.8 million.

At September 30, 2008, all of our assets were current assets of $784,837, consisting of cash of $760,043 and prepaid expenses of $24,794.  All of our property and equipment has been fully depreciated.

At September 30, 2008, all of our liabilities were current liabilities of $684,304, consisting of accounts payable and accruals.  Of this amount, payables for legal fees (including associated filing fees) related to patent filings accounting for approximately $535,000 of the total.

At September 30, 2008, total stockholder’s equity was $100,533.

Our net loss for the quarter ended September 30, 2008, was $387,914, compared to a net loss of $352,699 for the corresponding period of the prior fiscal year, an increase of $35,215 which was primary a result of a reduction in other income of $19,636.

Total expenses for the quarter ended September, 2008, was $391,776 compared to total expenses of $376,197 for the corresponding period of the prior fiscal year a modest increase of $15,579.

Total income for the quarter ended September 30, 2008, was comprised of “other income” of $3,862, compared to “other income” of $23,498 for the corresponding period of the prior fiscal year, a decrease of $19,636.  The category of “other income” consists of interest income and nominal license fees.

Consulting expenses during the quarter ended September 30, 2008, were $72,570 which included non-cash, stock based compensation charges (for the extension of the expiry date of options) of $12,945. In the corresponding period of the prior fiscal year, consulting expenses were $69,139, which included non-cash, stock based compensation charges of $nil.

Research and development costs of $56,694 during the quarter ended September 30, 2008, are attributable to refining the manufacturing process of our ElectriPlast™ material.  In the corresponding period of the prior fiscal year, the amount expensed under this category was $41,123.

For the three months ended September 30, 2008, our cash used in operating activities was $381,061 compared to $345,279 used in the corresponding period of the prior fiscal year a reduction of $35,782.

For the three months ended September 30, 2008, our cash provided by financing activities was $37,000 compared to $nil provided in the corresponding period of the prior fiscal year. The difference of $37,000 was due to subscriptions received during the three months ended September 30, 2008, for the private placement of equity securities which has not been completed to date.

We anticipate spending up to approximately $250,000 over the next twelve months on ongoing research and development (primarily salaries and consulting fees) of the different applications and uses of our technologies.

During the next twelve months, we do not anticipate increasing our staff.

As of September 30, 2008, we had $760,043 in cash on hand.  Accordingly, management believes that there is adequate cash on hand to fund operations over the next 4 months and additional equity funding will be required thereafter.

We are not in the manufacturing business and do not expect to make any capital purchases of a manufacturing plant or significant equipment in the next twelve months.

1

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

Recent developments in the law increase the challenge of obtaining US patent protection.  In particular, the Supreme Court’s decision in KSR v. Teleflex (2007) makes it easier for the USPTO to sustain obviousness rejections. As a result, the USPTO is now more likely to reject applications by combining elements from the prior art – even where no motivation to combine can be shown in the art references.  This new approach affects all applicants, including Integral Technologies, Inc., and has reduced the rate of patent issues. Nevertheless, Integral Technology, Inc., continues to pursue intellectual property protection through its patent and trademark portfolio while constantly evaluating its filings to judiciously apply resources to the most critical technologies.

We have also filed trademark applications with the U.S. Trademark Office for “ElectriPlast™” and related names such as “ElectriPonix™” and “ElectriOnix™.

Summary descriptions of our manufacturing agreement with Jasper Rubber Products, Inc. and our various patent license agreements are included in our annual report on Form 10-KSB for the year ended June 30, 2008.

We have also filed trademark applications with the U.S. Trademark Office for “ElectriPlast™” and related names such as “ElectriPonix™” and “ElectriOnix™.

We are not in the manufacturing business.  Our manufacturing agreement with Jasper Rubber Products, Inc. provides for Jasper to manufacture ElectriPlast™ for us.

After twenty-three months of refining the manufacturing and molding process of ElectriPlast™, the Jasper facility is now capable of producing over 50,000 pounds of ElectriPlast™ pellets per month.  We have entered into patent license agreements with several companies, as summarized below, and we are in the process of producing prototypes of requested applications of ElectriPlast™ for these companies as well as other prospective customers.

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

During the three month period ended September 30, 2008, the Company extended the expiration date of 855,000 options.

2

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including William S. Robinson, our Chief Executive Officer (“CEO”) and William A. Ince, our  Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended September 30, 2008.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the Quarter ended September 30, 2008.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2008 Quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

OTHER INFORMATION COMPANY CONFIRM OR UPDATE AS NEEDED

ITEM 1 - LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

3

ITEM 6. Exhibits

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2008

Integral Technologies, Inc.

By:	/s/ William S. Robinson
William S. Robinson, Chief Executive Officer and Principal Executive Officer

By:	/s/ William A. Ince
William A. Ince, Chief Financial Officer and Principal Accounting Officer

Date: November 14, 2008

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

4