Form 10-Q
period 2008-12-31
INTEGRAL TECHNOLOGIES INC
filed 2009-02-17
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of February 2, 2009, there were 45,754,969 outstanding shares of the Registrant's Common Stock, $0.001 par value.

INTEGRAL TECHNNOLOGIES, INC.
DECEMBER 31, 2008 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited)
(US Dollars)

	December 31,	June 30,
	2008	2008

Assets

Current
Cash	$1,209,856	$1,104,104
Prepaid expenses	19,357	30,575

Total Assets	$1,229,213	$1,134,679

Liabilities

Current
Accounts payable and accruals	$668,761	$707,848

Total Current Liabilities	668,761	707,848

Stockholders’ Equity

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
20,000,000 Shares authorized
308,538 (June 30, 2008 - 308,538) issued and outstanding	308,538	308,538
Common Stock and Paid-in Capital in Excess of $0.001 Par Value
50,000,000 Shares authorized
45,754,969 (June 30, 2008 - 45,704,969) issued and outstanding	29,299,846	29,219,711
Promissory Notes Receivable	(29,737)	(29,737)
Subscriptions Received	1,125,200	276,500
Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(30,189,662)	(29,394,448)

Total Stockholders’ Equity	560,452	426,831

Total Liabilities and Stockholders’ Equity	$1,229,213	$1,134,679

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
(US Dollars)

					Period from
					February 12,
					1996
	Three Months Ended		Six Months Ended		(Inception) to
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008

Revenue	$0	$0	$0	$0	$249,308
Cost of Sales	0	0	0	0	216,016
Gross Profit	0	0	0	0	33,292
Other Income	2,191	18,063	6,053	41,561	863,149
Total Income	2,191	18,063	6,053	41,561	896,441
Expenses
Legal and accounting	93,710	92,423	141,723	156,553	4,281,518
Salaries and benefits	146,000	147,261	304,558	288,261	9,406,650
Consulting	58,512	67,500	131,082	136,639	6,395,484
General and administrative	15,325	30,252	34,623	51,485	1,147,263
Travel and entertainment	16,194	26,197	31,457	47,017	1,334,803
Bank charges and interest, net	92	156	2,436	257	204,634
Rent	10,261	12,186	22,443	22,575	466,943
Telephone	8,057	7,485	13,320	15,747	447,622
Advertising	0	0	1,591	0	332,861
Research and development	53,620	90,820	110,314	131,943	1,351,217
Settlement of lawsuit	0	0	0	0	45,250
Remuneration pursuant to proprietary, non-competition agreement	0	0	0	0	711,000
Financing fees	0	0	0	0	129,043
Write-off of investments	0	0	0	0	1,250,000
Interest on beneficial conversion feature	0	0	0	0	566,455
Write-down of license and operating assets	0	0	0	0	1,855,619
Bad debts	0	(6,009)	0	(6,009)	46,604
Amortization	0	0	0	0	324,386
Total Expenses	401,771	468,271	793,547	844,468	30,297,352
Net Loss for Period	$(399,580)	$(450,208)	$(787,494)	$(802,907)	$(29,400,911)

Loss Per Share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Number of Common Shares Outstanding	45,754,969	45,519,969	45,734,860	45,518,914

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, June 30, 2007	45,514,969	$28,762,772	308,538	$308,538	$(29,737)	$0	$46,267	$(27,440,805)	$1,647,035
Shares Issued for
Exercise of warrants	190,000	208,995	0	0	0	0	0	0	208,995
Subscription received	0	0	0	0	0	276,500	0	0	276,500
Dividends on preferred shares	0	0	0	0	0	0	0	(15,427)	(15,427)
Stock option compensation	0	247,944	0	0	0	0	0	0	247,944
Net loss for year	0	0	0	0	0	0	0	(1,938,216)	(1,938,216)

Balance, June 30, 2008	45,704,969	29,219,711	308,538	308,538	(29,737)	276,500	46,267	(29,394,448)	426,831
Shares Issued for
Past services (note 2(a))	50,000	46,500	0	0	0	(46,500)	0	0	0
Subscription received	0	0	0	0	0	895,200	0	0	895,200
Dividends on preferred shares	0	0	0	0	0	0	0	(7,720)	(7,720)
Stock option compensation	0	33,635	0	0	0	0	0	0	33,635
Net loss for period	0	0	0	0	0	0	0	(787,494)	(787,494)

Balance, December 31, 2008	45,754,969	$29,299,846	308,538	$308,538	$(29,737)	$1,125,200	$46,267	$(30,189,662)	$560,452

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
(US Dollars)

				Period from
				February 12,
				1996
	Six Months Ended			(Inception) to
	December 31,			December 31,
	2008	2007		2008
Operating Activities
Net loss	$(787,494)	$(802,907)		$(29,400,911)
Items not involving cash
Write-down of investment	0	0		1,250,000
Proprietary, non-competition agreement	0	0		711,000
Amortization	0	0		349,941
Other income	0	0		(658,305)
Consulting services and financing fees	0	0		1,523,783
Stock option compensation	33,635	0		5,747,929
Interest on beneficial conversion feature	0	0		566,456
Settlement of lawsuit	0	0		60,250
Write-down of license and operating assets	0	0		1,853,542
Bad debts	0	0		77,712
Changes in Non-Cash Working Capital
Due from affiliated company	0	0		(116,000)
Notes and account receivable	0	0		(109,213)
Inventory	0	0		(46,842)
Prepaid expenses	11,218	4,801		(19,357)
Other	0	0		(2,609)
Accounts payable and accruals	(46,807)	57,672		934,041
Cash Used in Operating Activities	(789,448)	(740,434)		(17,278,583)
Investing Activities
Purchase of property, equipment and intangible assets	0	0		(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0		(129,474)
Investment purchase	0	0		(2,000,000)
License agreement	0	0		(124,835)
Cash Used in Investing Activities	0	0		(2,455,244)
Financing Activities
Redemption of preferred shares	0	0		(50,000)
Repayment of loan	0	0		(11,000)
Repayments to stockholders	0	0		(91,283)
Proceeds from Issuance of common stock	0	208,995		18,200,470
Advances from stockholders	0	0		1,078,284
Share issue cost	0	0		(227,420)
Subscriptions received	895,200	0		1,398,365
Proceeds from convertible debentures	0	0		600,000
Cash Provided by Financing Activities	895,200	208,995		20,897,416
Effect of Foreign Currency Translation on Cash	0	0		46,267
Inflow (Outflow) of Cash	105,752	(531,439)		1,209,856
Cash, Beginning of Period	1,104,104	2,240,356		0
Cash, End of Period	$1,209,856	$1,708,917	$283,720	1,209,856

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2008
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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at December 31, 2008 and June 30, 2008 and the consolidated results of operations and cash flows for the three and six months ended December 31, 2008 and 2007.  The results of operations for the three and six months ended December 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	STOCKHOLDERS’ EQUITY

(a)	Common stock

During the period ended December 31, 2008, the Company issued 50,000 shares as consideration for consulting services.  These shares were recorded as subscriptions received during the year ended June 30, 2008 at a value of $46,500 representing the market value of the shares at the date when the shares were to be issued.

(b)	Stock based compensation

During the period ended December 31, 2008, the Company extended the expiry date of 955,000 options.  These options have been re-measured resulting in $33,635 additional compensation expense recognized in the period, $15,531 is included as salaries and benefits and $18,104 is included as consulting fees.

The fair value of each is calculated using the following weighted average assumptions:

Expected life (years)	1
Interest rate	3.87%
Volatility	84.24%
Dividend yield	0.00%
Forfeiture rate	0.00%

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2008
(Unaudited)
(US Dollars)

2.	STOCKHOLDERS’ EQUITY (Continued)

(c)	Subscriptions received

During the six-month period ended December 31, 2008, a total of $895,000 was received for subscriptions of 3,580,000 units at $0.25 per unit, with each unit comprised of one share of common stock and one warrant at $0.001 per share. Each warrant entitles the holder to purchase one share of common stock on or before two years after the closing date at an exercise price of $0.50 per share. To date, these shares have not been issued.

During the six-month period ended December 31, 2008, the price of the subscription agreements for funds received during the year ended June 30, 2008 were reduced from $0.69 per share to $0.25 per share.  The revised terms of the $230,000 received during the year ended June 30, 2008 are for subscriptions of 920,000 units, each unit consisting of one share of common stock at $0.25 per share and one warrant at $0.001 per share.   Each warrant entitles the holder to purchase one share of common stock on or before two years after the closing date at an exercise price of $0.50 per share. To date, these shares have not been issued.

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

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From inception on February 12, 1996 through December 31, 2008, we have accrued an accumulated deficit of approximately $30.1 million.

At December 31, 2008, all of our assets were current assets of $1,229,213, consisting of cash of $1,209,856 and prepaid expenses of $19,357.  All of our property and equipment has been fully depreciated.

At December 31, 2008, all of our liabilities were current liabilities of $668,761, consisting of accounts payable and accruals.  Of this amount, payables for legal fees (including associated filing fees) related to patent filings accounted for approximately $535,000 of the total.

At December 31, 2008, total stockholder’s equity was $560,452.

For the Three Months Ended December 31, 2008 compared to the Three Months Ended December 31, 2007

Our net loss for the quarter ended December 31, 2008, was $399,580, compared to a net loss of $450,208 for the corresponding period of the prior fiscal year, a decrease of $50,628 which was primarily a result of a reduction in general and administrative expenses of $14,927, travel and entertainment expenses of $10,003 and a reduction of research and development costs of $37,200.

Total expenses for the quarter ended December 31, 2008, was $401,771 compared to total expenses of $468,271 for the corresponding period of the prior fiscal year a reduction of $66,500 which was primarily a result of a reduction in general and administrative expenses of $14,927, travel and entertainment expenses of $10,003 and a reduction of research and development costs of $37,200.

Total income for the quarter ended December 31, 2008, was comprised of “other income” of $2,191 compared to “other income” of $18,063 for the corresponding period of the prior fiscal year, a decrease of $15,872.  The category of “other income” consists of interest income and nominal license fees.

Consulting expenses during the quarter ended December 31, 2008, were $58,512 which included non-cash, stock based compensation charges (for the extension of the expiry date of options) of $5,159. In the corresponding period of the prior fiscal year, consulting expenses were $67,500, which included non-cash, stock based compensation charges of $nil.

Salaries and benefits expenses during the quarter ended December 31, 2008, were $146,000 which included non-cash, stock based compensation charges (for the extension of the expiry date of options) of $nil. In the corresponding period of the prior fiscal year, salaries and benefits expenses were $147,261, which included non-cash, stock based compensation charges of $nil.

Research and development costs of $53,620 during the quarter ended December 31, 2008, are attributable to refining the manufacturing process of our ElectriPlast™ material.  In the corresponding period of the prior fiscal year, the amount expensed under this category was $90,820.

For the Six Months Ended December 31, 2008 compared to the Six Months Ended December 31, 2007

Our net loss for the six months ended December 31, 2008, was $787,494, compared to a net loss of $802,907 for the corresponding period of the prior fiscal year, a modest decrease of $15,413.

Total expenses for the six months ended December 31, 2008, was $793,547 compared to total expenses of $844,468 for the corresponding period of the prior fiscal year a reduction of $50,921 which was primarily a result of a reduction in general and administrative expenses of $16,862, travel and entertainment expenses of $15,560 and a reduction of research and development costs of $21,627.

Total income for the six months ended December 31, 2008, was comprised of “other income” of $6,053 compared to “other income” of $41,561 for the corresponding period of the prior fiscal year, a decrease of $35,508.  The category of “other income” consists of interest income and nominal license fees.

Consulting expenses during the six months ended December 31, 2008, were $131,082 which included non-cash, stock based compensation charges (for the extension of the expiry date of options) of $18,104. In the corresponding period of the prior fiscal year, consulting expenses were $136,082, which included non-cash, stock based compensation charges of $nil.

Salaries and benefits expenses during the six months ended December 31, 2008, were $304,558 which included non-cash, stock based compensation charges (for the extension of the expiry date of options) of $15,531. In the corresponding period of the prior fiscal year, salaries and benefits expenses were $288,261, which included non-cash, stock based compensation charges of $nil.

Research and development costs of $110,314 during the six months ended December 31, 2008, are attributable to refining the manufacturing process of our ElectriPlast™ material.  In the corresponding period of the prior fiscal year, the amount expensed under this category was $131,941.

For the six months ended December 31, 2008, our cash used in operating activities was $789,448 compared to $740,434 used in the corresponding period of the prior fiscal year an increase of $49,014.

For the six months ended December 31, 2008, our cash provided by financing activities was $895,200 compared to $208,995 provided in the corresponding period of the prior fiscal year. The difference of $686,205 was due to subscriptions received during the six months ended December 31, 2008, for the private placement of equity securities in the amount of $895,200.

We anticipate spending up to approximately $250,000 over the next twelve months on ongoing research and development (primarily salaries and consulting fees) of the different applications and uses of our technologies.

During the next twelve months, we do not anticipate increasing our staff.

As of December 31, 2008, we had $1,209,856 in cash on hand.  Accordingly, management believes that there is adequate cash on hand to fund operations over the next 4 months and additional equity funding will be required thereafter.

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

Patents/Trademarks on Technologies

Our intellectual property portfolio consists of over eleven years of accumulated research and design knowledge and trade secrets.  We have sought U.S. patent protection for many of our ideas related to our ElectriPlast™ technologies.  Currently, we have filed 128 U.S. patent applications, 41 of which have been issued and 87 of which have been filed and are pending approval and 29 have been rejected. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, we will continue to attempt to commercialize these technologies without the protection of patents.  As patents are issued, we will have the exclusive right to use in the U.S. the design(s) described in each issued patent for the 18-year life of the patent.

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

During the six months ended December 31, 2008, the Company extended the expiration date of 955,000 options.

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including William S. Robinson, our Chief Executive Officer (“CEO”) and William A. Ince, our  Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended December 31, 2008.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the Quarter ended December 31, 2008.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2008 Quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

. PART II

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously reported in the Company’s Form 10-KSB for the fiscal year ended June 30, 2008, during the year ended June 30, 2008, the Company received subscriptions for an aggregate of 333,333 units, at a price of $0.69 per unit, for aggregate proceeds of $230,000.  Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.75 per share for a term of 2 years.  On December 15, 2008, the terms of the subscription were amended such that the per unit purchase price was reduced to $0.25 and the exercise price of the warrants was reduced to $0.50 per share.  To date, the shares and warrants have yet to be issued, however, the amendment to the subscription terms will result in the issuance of an additional 586,667 shares of the Company’s common stock.

As previously reported in the Company’s Form 10-Q for the quarter ended September 30, 2008, during the first quarter, the Company received subscriptions for an aggregate of 92,500 units, at a price of $0.40 per unit, for aggregate proceeds of $37,000.  Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.60 per share for a term of 2 years.  On December 15, 2008, the terms of the subscription were amended such that the per unit purchase price was reduced to $0.25 and the exercise price of the warrants was reduced to $0.50 per share.  To date, the shares and warrants have yet to be issued, however, the amendment to the subscription terms will result in the issuance of an additional 55,500 shares of the Company’s common stock.

During the quarter ended December 31, 2008, the Company received subscriptions for an aggregate of 3,432,000 units, at a price of $0.25 per unit, for aggregate proceeds of $858,000.  Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.50 per share for a term of 2 years.  To date, the shares and warrants have yet to be issued.

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

DATE: February 17, 2009

Integral Technologies, Inc.

By:	/s/ William S. Robinson
William S. Robinson, Chief Executive Officer
and Principal Executive Officer

By:	/s/ William A. Ince
William A. Ince, Chief Financial Officer and
Principal Accounting Officer

Date: February 17, 2009

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