Form 10-Q
period 2009-03-31
INTEGRAL TECHNOLOGIES INC
filed 2009-05-15
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 15, 2009, there were 50,305,769 outstanding shares of the Registrant's Common Stock, $0.001 par value.

INTEGRAL TECHNNOLOGIES, INC.
MARCH 31, 2009 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited)
(US Dollars)

	March 31,	June 30,
	2009	2008

Assets

Current
Cash	$839,529	$1,104,104
Prepaid expenses	13,435	30,575

Total Assets	$852,964	$1,134,679

Liabilities

Current
Accounts payable and accruals	$625,993	$707,848

Total Current Liabilities	625,993	707,848

Stockholders’ Equity

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
20,000,000 Shares authorized
308,538 (June 30, 2008 - 308,538) issued and outstanding	308,538	308,538
Common Stock and Paid-in Capital in Excess of $0.001 Par Value
50,000,000 Shares authorized
50,305,769 (June 30, 2008 - 45,704,969) issued and outstanding	30,439,046	29,219,711
Promissory Notes Receivable	(29,737)	(29,737)
Subscriptions Received	0	276,500
Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(30,537,143)	(29,394,448)

Total Stockholders’ Equity	226,971	426,831

Total Liabilities and Stockholders’ Equity	$852,964	$1,134,679

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
(US Dollars)

					Period from
					February 12,
					1996
	Three Months Ended		Nine Months Ended		(Inception) to
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009

Revenue	$0	$0	$0	$0	$249,308
Cost of Sales	0	0	0	0	216,016
	0	0	0	0	33,292
Other Income	1,829	11,435	7,882	52,996	864,978
	1,829	11,435	7,882	52,996	898,270
Expenses
Legal and accounting	64,971	64,127	206,694	220,680	4,346,489
Salaries and benefits	129,000	140,999	433,558	429,260	9,535,650
Consulting	63,287	67,500	194,369	204,139	6,458,771
General and administrative	18,162	24,309	52,785	75,794	1,165,425
Travel and entertainment	9,613	28,975	41,070	75,992	1,344,416
Bank charges and interest, net	254	3,516	2,690	3,773	204,888
Rent	10,145	12,196	32,588	34,771	477,088
Telephone	6,784	6,853	20,103	22,600	454,405
Advertising	0	0	1,591	0	332,861
Research and development	43,234	53,317	153,549	185,260	1,394,452
Settlement of lawsuit	0	0	0	0	45,250
Remuneration pursuant to proprietary, non-competition agreement	0	0	0	0	711,000
Financing fees	0	0	0	0	129,043
Write-off of investments	0	0	0	0	1,250,000
Interest on beneficial conversion feature	0	0	0	0	566,455
Write-down of license and operating assets	0	0	0	0	1,855,619
Bad debts (recovery)	0	0	0	(6,009)	46,604
Amortization	0	0	0	0	324,386
	345,450	401,792	1,138,997	1,246,260	30,642,802
Net Loss for Period	$(343,621)	$(390,357)	$(1,131,115)	$(1,193,264)	$(29,744,532)

Loss Per Share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted Average
Number of Common
Shares Outstanding	47,705,871	45,519,969	46,832,273	45,518,914

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, June 30, 2007	45,514,969	$28,762,772	308,538	$308,538	$(29,737)	$0	$46,267	$(27,440,805)	$1,647,035
Shares Issued for
Exercise of warrants	190,000	208,995	0	0	0	0	0	0	208,995
Subscription received	0	0	0	0	0	276,500	0	0	276,500
Dividends on preferred shares	0	0	0	0	0	0	0	(15,427)	(15,427)
Stock option compensation	0	247,944	0	0	0	0	0	0	247,944
Net loss for year	0	0	0	0	0	0	0	(1,938,216)	(1,938,216)

Balance, June 30, 2008	45,704,969	$29,219,711	308,538	$308,538	$(29,737)	$276,500	$46,267	$(29,394,448)	$426,831
Shares Issued for
Past services (note 2(a))	100,000	60,500	0	0	0	(46,500)	0	0	14,000
Shares issued	4,500,800	1,125,200	0	0	0	(230,000)	0	0	895,200
Dividends on preferred shares	0	0	0	0	0	0	0	(11,580)	(11,580)
Stock option compensation	0	33,635	0	0	0	0	0	0	33,635
Net loss for period	0	0	0	0	0	0	0	(1,131,115)	(1,131,115)

Balance, March 31, 2009	50,305,769	$30,439,046	308,538	$308,538	$(29,737)	$0	$46,267	$(30,537,143)	$226,971

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
(US Dollars)

			Period from
			February 12,
			1996
	Nine Months Ended		(Inception) to
	March 31,		March 31,
	2009	2008	2009
Operating Activities
Net loss	$(1,131,115)	$(1,193,264)	$(29,744,532)
Items not involving cash
Write-down of investment	0	0	1,250,000
Proprietary, non-competition agreement	0	0	711,000
Amortization	0	0	349,941
Other income	0	0	(658,305)
Consulting services and financing fees	14,000	0	1,537,783
Stock option compensation	33,635	0	5,747,929
Interest on beneficial conversion feature	0	0	566,456
Settlement of lawsuit	0	0	60,250
Write-down of license and operating assets	0	0	1,853,542
Bad debts	0	0	77,712
Changes in Non-Cash Working Capital
Due from affiliated company	0	0	(116,000)
Notes and account receivable	0	0	(109,213)
Inventory	0	0	(46,842)
Prepaid expenses	17,140	3,540	(13,435)
Other	0	0	(2,609)
Accounts payable and accruals	(93,435)	3,829	887,413
Cash Used in Operating Activities	(1,159,775)	(1,185,895)	(17,648,910)
Investing Activities
Purchase of property, equipment and intangible assets	0	0	(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0	(129,474)
Investment purchase	0	0	(2,000,000)
License agreement	0	0	(124,835)
Cash Used in Investing Activities	0	0	(2,455,244)
Financing Activities
Redemption of preferred shares	0	0	(50,000)
Repayment of loan	0	0	(11,000)
Repayments to stockholders	0	0	(91,283)
Proceeds from issuance of common stock	895,200	208,995	19,095,670
Advances from stockholders	0	0	1,078,284
Share issue cost	0	0	(227,420)
Subscriptions received	0	0	1,398,365
Proceeds from convertible debentures	0	0	600,000
Cash Provided by Financing Activities	895,200	208,995	20,897,416
Effect of Foreign Currency Translation on Cash	0	0	46,267
Inflow (Outflow) of Cash	(264,575)	(976,900)	839,529
Cash, Beginning of Period	1,104,104	2,240,356	0
Cash, End of Period	$839,529	$1,263,456	839,529

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2009
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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2009 and June 30, 2008 and the consolidated results of operations and cash flows for the three and nine-months ended March 31, 2009 and 2008.  The results of operations for the three and nine-months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	STOCKHOLDERS’ EQUITY

(a)	Common stock

During the nine-month period ended March 31, 2009, the Company issued 50,000 shares as consideration for consulting services.  These shares were recorded at a value of $14,000 representing the market value of the shares at the date when the shares were to be issued.

During the nine-month period ended March 31, 2009, the Company issued 50,000 shares as consideration for consulting services.  These shares were recorded as subscriptions received during the year ended June 30, 2008 at a value of $46,500 representing the market value of the shares at the date when the shares were to be issued.

During the nine-month period ended March 31, 2009, the Company received $1,125,200 for issuance of 4,500,800 units, each unit consisting of one share of common stock at $0.25 per share and one warrant at $0.001 per share.  Each warrant entitles the holder to purchase one share of common stock on or before December 31, 2010 at an exercise price of $0.50 per share.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2009
(Unaudited)
(US Dollars)

2.	STOCKHOLDERS’ EQUITY (Continued)

(b)	Stock options

The following table summarizes the Company's stock option activity for the nine-month period ended March 31, 2009:

			Weighted
			Average
	Number	Price	Exercise
	of Options	Per Share	Price

Balance, June 30, 2008	3,720,000	$0.50 to $ 2.75	$1.31
Granted during the period	0	$0.00	$0.00
Expired	(350,000)	$1.00 to $2.75	$2.25
Exercised	0	$0.00	$0.00

Balance, March 31, 2009	3,370,000	$0.50 to $ 2.25	$1.21

The following summarizes the options outstanding and exercisable, which were fully vested at these dates:

		Number of Options
	Exercise	March 31,	June 30,
Expiry Date	Price	2009	2008

August 31, 2009	$0.65 to $ 1.16	855,000	855,000
November 15, 2009	$1.00	100,000	100,000
March 23, 2009	$1.00	0	100,000
March 30, 2009	$2.75	0	250,000
June 30, 2010	$0.50	1,000,000	1,000,000
June 30, 2010	$2.25	1,000,000	1,000,000
December 31, 2010	$1.00	415,000	415,000

Total outstanding	$0.50 to $ 2.25	3,370,000	3,720,000
Total exercisable	$0.50 to $ 2.25	3,276,250	3,626,250

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2009
(Unaudited)
(US Dollars)

2.	STOCKHOLDERS’ EQUITY (Continued)

(c)	Stock purchase warrants

The following table summarizes the Company's stock purchase warrant activity for the nine-month period ended March 31, 2009:

			Weighted
			Average
	Number	Price	Exercise
	of Warrants	Per Share	Price

Balance, June 30, 2008	400,269	$2.00	$2.50
Issued	4,500,800	$0.50	$0.50
Expired	(400,269)	$2.50	$2.50

Balance, March 31, 2009	4,500,800	$0.50	$0.50

The following stock purchase warrants were outstanding:

		Number of Warrants
	Exercise	March 31,	June 30,
Expiry Date	Price	2009	2008

September 15, 2008	$2.50	0	400,269
December 31, 2010	$0.50	4,500,800	0

(d)	Stock based compensation

During the nine-month period ended March 31, 2009, the Company extended the expiry date of 955,000 options.  These options have been re-measured resulting in $33,635 additional compensation expense recognized in the period, $15,531 is included as part of salaries and benefits and $18,104 is included as part of consulting fees.

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

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From inception on February 12, 1996 through March 31, 2009, we have accrued an accumulated deficit of approximately $30.5 million.

At March 31, 2009, all of our assets were current assets of $852,964 consisting of cash of $839,529 and prepaid expenses of $13,435.  All of our property and equipment has been fully depreciated.

At March 31, 2009, all of our liabilities were current liabilities of $625,993, consisting of accounts payable and accruals.  Of this amount, payables for legal fees (including associated filing fees) related to patent filings accounted for approximately $535,000 of the total.

At March 31, 2009, total stockholder’s equity was $226,971.

For the Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

Our net loss for the quarter ended March 31, 2009, was $343,621, compared to a net loss of $390,357 for the corresponding period of the prior fiscal year, a decrease of $46,736 which was primarily a result of a reduction in general and administrative expenses of $6,147, travel and entertainment expenses of $19,362 and a reduction of research and development costs of $10,083.

Total expenses for the quarter ended March 31, 2009, was $345,450 compared to total expenses of $401,792 for the corresponding period of the prior fiscal year a reduction of $56,342 which was primarily a result of a reduction in general and administrative expenses of $6,147, travel and entertainment expenses of $19,362 and a reduction of research and development costs of $10,083.

Total income for the quarter ended March 31, 2009, was comprised of “other income” of $1,829 compared to “other income” of $11,435 for the corresponding period of the prior fiscal year, a decrease of $9,606.  The category of “other income” consists of interest income and nominal license fees.

Consulting expenses during the quarter ended March 31, 2009, were $63,287 which included non-cash, issuance of shares in consideration for consulting services in the amount of $14,000 representing the market value of the shares at the date when the shares were to be issued. In the corresponding period of the prior fiscal year, consulting expenses were $67,500, which included non-cash, stock based compensation charges of $nil.

Salaries and benefits expenses during the quarter ended March 31, 2009, were $129,000 which included non-cash, stock based compensation charges (for the extension of the expiry date of options) of $nil. In the corresponding period of the prior fiscal year, salaries and benefits expenses were $140,999, which included non-cash, stock based compensation charges of $nil.

Research and development costs of $43,234 during the quarter ended March 31, 2009, are attributable to refining the manufacturing process of our ElectriPlast™ material.  In the corresponding period of the prior fiscal year, the amount expensed under this category was $53,317.

For the Nine Months Ended March 31, 2009 compared to the Nine Months Ended March 31, 2008

Our net loss for the nine months ended March 31, 2009, was $1,131,115, compared to a net loss of $1,193,264 for the corresponding period of the prior fiscal year, a modest decrease of $62,149.

Total expenses for the nine months ended March 31, 2009, was $1,138,997 compared to total expenses of $1,246,260 for the corresponding period of the prior fiscal year a reduction of $107,263 which was primarily a result of a reduction in general and administrative expenses of $23,009, travel and entertainment expenses of $34,922 and a reduction of research and development costs of $31,711.

Total income for the nine months ended March 31, 2009, was comprised of “other income” of $7,882 compared to “other income” of $52,996 for the corresponding period of the prior fiscal year, a decrease of $45,114.  The category of “other income” consists of interest income and nominal license fees.

Consulting expenses during the nine months ended March 31, 2009, were $194,369 which included non-cash, stock based compensation charges (for the extension of the expiry date of options) of $18,104 and issuance of shares in consideration for consulting services in the amount of $14,000 representing the market value of shares at the date the shares were to be issued. . In the corresponding period of the prior fiscal year, consulting expenses were $204,139, which included non-cash, stock based compensation charges of $nil.

Salaries and benefits expenses during the nine months ended March 31, 2009, were $433,558 which included non-cash, stock based compensation charges (for the extension of the expiry date of options) of $15,531. In the corresponding period of the prior fiscal year, salaries and benefits expenses were $429,260, which included non-cash, stock based compensation charges of $nil.

Research and development costs of $153,549 during the nine months ended March 31, 2009, are attributable to refining the manufacturing process of our ElectriPlast™ material.  In the corresponding period of the prior fiscal year, the amount expensed under this category was $185,260.

For the nine months ended March 31, 2009, our cash used in operating activities was $1,159,775 compared to $1,185,895 used in the corresponding period of the prior fiscal year a decrease of $26,120.

For the nine months ended March 31, 2009, our cash provided by financing activities was $895,200 compared to $208,995 provided in the corresponding period of the prior fiscal year. The difference of $686,205 was due to subscriptions received during the nine months ended March 31, 2009, for the private placement of equity securities in the amount of $895,200.

We anticipate spending up to approximately $250,000 over the next twelve months on ongoing research and development (primarily salaries and consulting fees) of the different applications and uses of our technologies.

During the next twelve months, we do not anticipate increasing our staff.

Since inception we have funded our operations through capital fundraising and loans from management.

As of March 31, 2009, we had $839,529 in cash on hand.  Accordingly, management believes that there is adequate cash on hand to fund operations over the next 4 months and additional equity funding will be required thereafter.

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

Patents/Trademarks on Technologies

Our intellectual property portfolio consists of over eleven years of accumulated research and design knowledge and trade secrets.  We have sought U.S. patent protection for many of our ideas related to our ElectriPlast™ technologies.  Currently, we have filed 119 U.S. patent applications, 42 of which have been issued and 77 of which have been filed and are pending approval minus 40 which have been rejected to date. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, we will continue to attempt to commercialize these technologies without the protection of patents.  As patents are issued, we will have the exclusive right to use in the U.S. the design(s) described in each issued patent for the 18-year life of the patent.

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

During the nine months ended March 31, 2009, the Company extended the expiration date of 955,000 options.

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including William S. Robinson, our Chief Executive Officer (“CEO”) and William A. Ince, our  Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended March 31, 2009.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the quarter ended March 31, 2009.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the 2009 quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

DATE: May 15, 2009
Integral Technologies, Inc.

	By:	/s/ William S. Robinson
William S. Robinson, Chief Executive Officer
and Principal Executive Officer

	By:	/s/ William A. Ince
William A. Ince, Chief Financial Officer and
Principal Accounting Officer

Date: May 15, 2009

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