Form 10-K
period 2009-06-30
INTEGRAL TECHNOLOGIES INC
filed 2009-09-28
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Indicate by check mark is the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). .     Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year.   $-0-.

As of September 14, 2009, the aggregate market value of the voting stock held by non-affiliates, approximately 46,290,056 shares of Common Stock, was approximately $21.7 million based on an average of the bid and ask prices of approximately $0.47 per share of Common Stock on such date.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of September 14, 2009 was 50,305,769 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

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

Presently, we are focusing substantially all of our resources on the researching, developing and commercializing of our ElectriPlast™ technology, which is comprised of a multitude of  applications.  In addition, we apply a significant portion of our resources to the protection of our intellectual property through patent filings.  To date, we have not realized any revenue from our efforts.  We expect to derive future revenues from the sale of ElectriPlast™ materials and/or fees from licensing ElectriPlast™ technologies to third-party manufacturers.

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

Patents/Trademarks on Technologies

Our intellectual property portfolio consists of over eleven years of accumulated research and design knowledge and trade secrets.  We have sought U.S. patent protection for many of our ideas related to our ElectriPlast™ technologies.  Currently, we have filed 118 U.S. patent applications, 42 of which have been issued and 76 of which have been filed and are pending approval. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, we will continue to attempt to commercialize these technologies without the protection of patents.  As patents are issued, we will have the exclusive right to use in the U.S. the design(s) described in each issued patent for the 18-year life of the patent.

Of the aforementioned 76 U.S. patent applications which have been filed, 52 have been rejected and 24 have received a non final rejection. Certain patent office applications have been rejected by the patent office due to more stringent requirements implemented by the patent office over 18 months ago. The company has elected not to appeal those patent application rejected as the contents of those rejected applications have been incorporated into subsequent applications. While the number of rejections has been significant for reasons mentioned in the previous paragraph, we maintain patents on the core technology and over 40 applications thereon.

Since the Supreme Court decision in KSR v. Teleflex (2007), applicants for to the US Patent and Trademark Office have encountered increased difficulty in obtaining US patents. KSR gave the USPTO greater power to declare inventions obvious by combining prior art references. Prior to KSR, the USPTO could only combine references if a teaching, suggestion, or motivation to combine was recited in those references. After KSR, the USPTO may combine references without citing such teaching, suggest, or motivation. This change clearly tips the balance of power away from inventors and has reduced patent issue rates across the board as has been noted by patent practitioners, generally.

With respect to Integral’s patent portfolio, the effect of KSR has been significant for two reasons.

First, many of Integral’s patent applications are directed to specific uses of the ElectriPlast™ composition where the material serves as a replacement for traditional materials such as metal.  In these cases, the USPTO has been finding an example of another patent where a conductive plastic – even one of very different composition - has been used to replace the traditional material. This patent is then combined with any of several “resin plus fiber” compositional patents that are known to the USPTO but that predate Integral’s entry into the field.  Once this combination is made, the task of finding allowable subject matter is difficult.

In some cases, Integral can successfully argue to remove some of the cited art based on distinctions made in Integral’s patent application or based on specific teachings in the cited art – such as where the cited art somehow teaches against some critical aspect of the invention.  In other cases, the claims may be amended to narrow the claims to specific material selections, specific sizes and dimensions of conductive fiber, and so forth.  The process of argument and claim amendment is frequently successful in eliminating particular reasons for rejection.  However, post-KSR rules give the USPTO greater leeway in finding new combinations of art to counter the arguments and amendments.

Second, these “specific use” patents often lack novel features apart from the material composition. For example, an application directed toward an aerospace component essentially describes a well-known component that is now manufactured using ElectriPlast™.  In such a case, the invention entirely rests on whether the ElectriPlast™ is a sufficiently non-obvious substitute material to warrant a patent. Integral cannot rely on any other unique features of the component to obtain patent allowance.  Again, post-KSR, this has simply become more difficult.

Irrespective of these difficulties, Integral continuously reviews its pending applications to determine how best to protect its intellectual property interests. As warranted by the specific facts of each application, Integral vigorously pursues continued examinations and appeals through the USPTO process. While patent issuance has become more difficult to obtain, it has not stopped altogether.  And, Integral expects that a portion of the remaining, pending applications, will eventually issue.

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

EMPLOYEES

We currently employ or retain a total of 4 people on a full-time basis.  However, we also rely on the expertise of several technical advisors who are consulted as needed on a part-time, contract basis.

SEC REPORTS AVAILABLE ON WEBSITE

The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other SEC filings are available on the SEC’s website or by visiting our company website at www.itkg.net.

ITEM 1A. RISK FACTORS

An investment in our common stock involves major risks. Before you invest in our common stock, you should be aware that there are various risks, including those described below.  You should carefully consider these risk factors together with all of the other information included in this annual report on Form 10-K before you decide to purchase shares of our common stock.

Purchase of our stock is a highly speculative you could lose your entire investment.  We have been operating at a loss since inception, and you cannot assume that our plans will either materialize or prove successful.  In the event our plans are unsuccessful, you may lose all or a substantial part of your investment.  The purchase of our stock must be considered a highly speculative investment.

We have incurred substantial losses from inception and we have never generate substantial revenues; failure to achieve profitability in the future would cause the market price for our common stock to decline significantly.  We have generated net losses from inception and we have an accumulated deficit of approximately $30.9 million as of June 30, 2009. We have never generated more than nominal revenues.  If we don’t achieve profitability, the market price for our common stock could decline significantly.

If we do not generate adequate revenues in our fiscal year ending June 30, 2010, we may need to raise capital to continue our operations.  We estimate that we will require $1.8 million to carry out our business plan during our fiscal year ending June 30, 2010.  We had approximately $0.5 million in cash on hand at June 30, 2009.  Unless we generate adequate revenues from operations (we have had none to date) in the near future, we may require additional financing to carry out our business plans next year, and such financing may not be available at that time. If we require additional financing, we may seek additional funds through private placements that will be exempt from registration and will not require prior shareholder approval.  If additional funds are raised by issuing common stock, or securities that are convertible into common stock (such as preferred stock, warrants, or convertible debentures), further dilution to shareholders could occur.  Additionally, investors could be granted registration rights by us, which could result in market overhang and depress the market price of the common stock.  If we fail to obtain sufficient additional financing, we will not be able to implement our business plans in a complete or timely manner.

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

If future market acceptance of our ElectriPlast™ technology is poor, we will not be able to generate adequate sales to achieve profitable operations.  Our future is dependent upon the success of the current and future generations of our ElectriPlast™ technology.  Our ElectriPlast™ technology will be marketed to manufacturers of products which would benefit from the incorporation of any of the ElectriPlast™ applications into their products.  As of June 30, 2009, we have not generated any revenue from our ElectriPlast™ technology.  If future market acceptance of our ElectriPlast™ technology is poor, we will not be able to generate adequate sales to achieve profitable operations.

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

Our patent and other intellectual property rights may be subject to uncertainty and may be challenged or circumvented by competitors.  We rely on a combination of patents, patent applications, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual property rights, which we believe will give us a competitive advantage over our competitors. We have sought U.S. patent protection for many of our ideas related to our ElectriPlast™ technologies.  Currently, we have filed 118 U.S. patent applications, 42 of which have been issued, and 76 of which have been filed and are pending approval. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, we will continue to attempt to commercialize these technologies without the protection of patents.  As patents are issued, we will have the exclusive right to use in the U.S. the design(s) described in each issued patent for the 18-year life of the patent.

Of the aforementioned 76 U.S. patent applications which have been filed, 52 have been rejected and 24 have received a non final rejection. Certain patent office applications have been rejected by the patent office due to more stringent requirements implemented by the patent office over 18 months ago. The company has elected not to appeal those patent application rejected as the contents of those rejected applications have been incorporated into subsequent applications.

As of September 14, 2009, we have filed 118 U.S. patent applications relating to our ElectriPlast™ technology, with 42 patents issued and 76 patents pending. Additional patents may not be issued from our pending applications, although we will continue to attempt to commercialize these technologies without the protection of patents.  As patents are issued, we will have the exclusive right to use in the U.S. the design(s) described in each issued patent for the 18-year life of the patent.  However, the issuance of a patent is not conclusive as to its validity or enforceability and, if a patent is issued, it is uncertain how much protection, if any, will be given to our patent if we attempt to enforce it.  Litigation, which could be costly and time consuming, may be necessary to enforce our current patents or any patent issued in the future or to determine the scope and validity of the proprietary rights of third parties. A competitor may successfully challenge the validity or enforceability of a patent or challenge the extent of the patent’s coverage. If the outcome of litigation is adverse to us, third parties may be able to use our patented technology without payment to us. Even if we are successful in defending such litigation, the cost of litigation to uphold the patent can be substantial.

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

As of June 30, 2009, 1,000,000 shares of preferred stock have been designated as Series A Convertible Preferred Stock of which 308,538 are issued and outstanding, and held by two of our insiders.  Each share of Series A Convertible Preferred Stock:

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

•
subsequent to June 30, 2009, an amendment was made to the Series A convertible preferred shares in which they may be redeemed after five years but less than six years after the date of issue at a redemption price of $4.00 and increasing $0.50 per year for each share of Series A Convertible Preferred Stock so redeemed.

•	may be voted on all matters on an as-converted basis; and

•	may be voted as a class on any merger, share exchange, recapitalization, dissolution, liquidation or change in control of our company.

How future issuances of common stock pursuant to our stock plans will affect you.  We have three non-qualified stock plans in effect.  As of June 30, 2009, approximately 1,839,500 (2001-464,500 and 2003-1,375,000) shares are available under the plans for future issuance either directly or pursuant to options, to our officers, directors, employees and consultants.  Also, as of June 30, 2009, approximately 1,370,000 shares are under option under the plans, at a weighted-average exercise price of approximately $1.21 per share.  In addition, pursuant to grants of options that were not under either of the formal non-qualified stock plans, 1,000,000 shares are under option by an employee at an exercise price of $.50 per share, plus an additional 1,000,000 shares are under option by the same employee at an exercise price of $2.25 per share.  Additional stock or options to acquire our stock of can be granted at any time by our board of directors, usually without shareholder approval.  When shares of common stock are issued directly or upon the exercise of options under these plans, your ownership may be diluted.

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

The market price of our common stock is highly volatile and several factors that are beyond our control, including our common stock being historically thinly traded, could adversely affect its market price.  Our common stock has been historically thinly traded and the market price has been highly volatile.  During the year ended June 30, 2009, the closing bid price of our common stock has been quoted on the OTC Bulletin Board from as low as $0.18 to as high as $0.84.  These quotations reflect interdealer prices without retail markup, markdown, or commission and may not represent actual transactions.  For these and other reasons, our stock price is subject to significant volatility and will likely be adversely affected if our revenues or earnings (or lack of revenues or earnings) in any quarter fail to meet the investment community’s expectations. Additionally, the market price of our common stock could be subject to significant fluctuations in response to:

•	announcements of new products or sales offered by us or our competitors;
•	actual or anticipated variations in quarterly operating results;
•	changes in financial estimates by securities analysts, if any;
•	changes in the market’s perception of us or the nature of our business; and
•	sales of our common stock.

Future sales of common stock into the public market place will increase the public float and may adversely affect the market price.  As of June 30, 2009, approximately six million shares of common stock were available for sale by both affiliates (officers and directors) and non-affiliates under Rule 144 of the Securities Act of 1933, as amended.  In general, under Rule 144, a person who has held stock for six months may, under certain circumstances, sell within any three-month period a number of shares which is not greater than one percent of the then outstanding shares of common stock (as of June 30, 2009, there were 50,305,769 shares of common stock outstanding, and one percent of the total number of shares outstanding equaled 457,049 shares).  Under certain circumstances, the sale of shares which have been held for one year by a person who is not affiliated with us is also permitted without limitation under Rule 144. Future sales of common stock will increase the public float and may have an adverse effect on the market price of the common stock, which in turn could adversely affect our ability to obtain future funding as well as create a potential market overhang.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property.  We lease office space in Bellingham, Washington and Vancouver, B.C., Canada.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings involving our Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2009.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is a limited public market for our common stock.  Our common stock is quoted on the OTC Bulletin Board under the symbol "ITKG."  The following table sets forth the range of high and low bid quotations for our common stock on the OTC Bulletin Board for each quarter of the fiscal years ended June 30, 2009 and 2008.

Quarter Ended	Low Bid	High Bid

September 30, 2007	$1.22	$2.22
December 31, 2007	$0.92	$1.99
March 31, 2008	$0.73	$1.19
June 30, 2008	$0.63	$0.91

September 30, 2008	$0.50	$0.84
December 31, 2008	$0.18	$0.64
March 31, 2009	$0.21	$0.50
June 30, 2009	$0.35	$0.21

The source of this information is the OTC Bulletin Board and other quotation services.  The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

As of September 14, 2009 there were approximately 212 holders of record of our common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

Dividends

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on such common stock in the foreseeable future.  Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

Information regarding the issuance and sales of securities without registration during the fiscal year ended June 30, 2009, has previously been included in Quarterly Reports on Forms 10-Q and Current Reports on Form 8-K filed during the period covered by this report.

Repurchases of equity securities

We did not repurchase any of its outstanding equity securities during the forth quarter ended June 30, 2009.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-K. Except for the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. Our actual results could differ materially from those discussed here.

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From inception on February 12, 1996 through June 30, 2009, we have accrued an accumulated deficit of approximately $30.9 million.

At June 30, 2009, all of our assets were current assets of $546,584, consisting of cash of $535,231 and prepaid expenses of $11,353.  All of our property and equipment has been fully depreciated.

At June 30, 2009, all of our liabilities were current liabilities of $661,792, consisting of accounts payable and accruals.  Of this amount, payables for legal fees (including associated filing fees) related to patent filings accounting for approximately $535,000 of the total.

At June 30, 2009, total stockholder’s deficit was $115,208.

Our net loss for the year ended June 30, 2009, was $1,554,876 compared to a net loss of $1,938,216 for the prior fiscal year, a reduction of $383,340.  This decrease in our net loss is attributable to the reduction salary and consulting expenses and of non-cash charges incurred under the expense categories of “salaries” and “consulting” during the year ended June 30, 2009:  salaries of $585,197 included non-cash, stock based compensation charges (for the issuance of common stock and/or the granting of options) of $62,125 compared to salary expense of $633,725 for the year ended June 30, 2008 which included non-cash, stock based compensation charges (for the issuance of common stock and/or the granting of options) of $65,233, and consulting fees of $287,204 which included non-cash, stock based compensation charges (for the issuance of common stock and/or the granting of options) of $56939 compared to $500,850 for the year ended June 30, 2008 which included non-cash, stock based compensation charges (for the issuance of common stock and/or the granting of options) of $182,711. As described in the notes to the financial statements, these values were determined using the Black-Scholes option pricing model.

Salary expenses during the year ended June 30, 2009, included non-cash expenses of $62,125 for the extension of the expiration date of outstanding options held by former Thomas Aisenbrey.

Consulting expenses during the year ended June 30, 2009, included non-cash expenses of $60,500 for the issuance of common stock to Visionary Innovations, Inc., and $51,778 for the extension of the expiration dates of outstanding options held by two other long-term consultants, Michael Pound and Scott McArthur.

Our net loss for the year ended June 30, 2009, was offset minimally by “other income” of $8,511.  The category of “other income” consists of interest income and nominal license fees.

Legal fees incurred during the year ended June 30, 2008, were down from prior periods, due to a decrease in patent filings in 2009.

Research and development costs incurred during the year ended June 30, 2009 were $230,060 a decrease of $57,049 over the prior fiscal year attributable to refining the manufacturing process by Jasper Rubber Products, Inc. of our ElectriPlast™ material.

For the year ended June 30, 2009, our cash used in operating activities was $1,464,073, compared to $1,621,747 used in 2008 and $1,655,866 used in 2007.

For the year ended June 30, 2009, our cash provided by financing activities was $895,200, compared to $485,495 provided in 2008, and $2,399,404 used in 2007.

We anticipate spending up to approximately $250,000 over the next twelve months on ongoing research and development (primarily salaries and consulting fees) of the different applications and uses of our technologies.

During the next twelve months, we do not anticipate increasing our staff.

As of June 30, 2009, we had $535,231 in cash on hand.  Accordingly, management believes that until we generate revenues from operations (we have none to date) additional funding will be required to carry out our business plan.

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

Status of Material Agreements with Consultants

Subsequent to the year end on August 10, 2009, our Company retained the services of Mr. Zeidan. Mr. Zeidan has over 25 years of experience in automotive engineering and engineering management. At Lear Corp. he was the Chief Technology Officer and Director of Hybrid Engineering, creating the Hybrid Engineering Department that developed innovative technologies resulting in major business growth. Prior to Lear, he worked at United Technologies Automotive “UTA” for about 14 years in Advanced Engineering for many Global OEM programs from Advance Phase through Production Launch being the complete life cycle of the technology.

Mr. Zeidan and his team will identify partners for joint development of our customers’ products utilizing ElectriPlast™, and take it through product implementation, including prototype testing to secure technology approval and validation, and secure awarding of contracts.

The term of the agreement is from August 10, 2009 and expires on July 31, 2011. The agreement calls for a monthly fee for Mr, Zeidan and his team of engineers of $25,000. In addition, Mr. Zeidan has been granted by Integral, options to acquire 2,000,000 shares of Integral’s common stock at an exercise price of $0.25 per share. These options shall be fully vested pursuant to the schedule attached in Exhibit 10.32. Either party may terminate the agreement at “six month” intervals with 30 days notice as more fully explained in Exhibit 10. 32.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements and an index thereto commences on the index to the financial statements, which is the second page following this page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and they have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes these policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Our evaluation was based on the criteria for smaller public companies set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under those criteria, our management concluded that, as of June 30, 2009, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)

Consolidated Financial Statements
June 30, 2009, 2008 and 2007
(US Dollars)

Index	Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Stockholders' Equity (Deficit)	F-4 – F-9

Consolidated Statements of Cash Flows	F-10

Notes to Consolidated Financial Statements	F-11 – F-30

Pannell Kerr Forster	PKF

International

7th Floor, Marine Building
355 Burrard Street.,
Vancouver, B.C.,
Canada, V6C 2G8
Telephone: 604.687.1231
Facsimile: 604.688.4675

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)

We have audited the consolidated balance sheets of Integral Technologies, Inc. (A Development Stage Company) as of June 30, 2009 and 2008 and the consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years ended June 30, 2009, 2008 and 2007, and the cumulative totals for the development stage of operations from February 12, 1996 (inception) through June 30, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Integral Technologies, Inc. from February 12, 1996 (inception) through June 30, 1996 were audited by other auditors whose report dated November 20, 1996 expressed an unqualified opinion on those statements.  Our opinion, insofar as it relates to the cumulative totals for development stage operations from February 12, 1996 (inception) through June 30, 1996, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2009 and 2008 and the results of its operations and its cash flows for each of the years ended June 30, 2009, 2008 and 2007, and the cumulative totals for the development stage of operations from February 12, 1996 (inception) through June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 2 to the consolidated financial statements, the Company has no revenues and limited capital, which together raise substantial doubt about its ability to continue as a going concern.  Management plans in regard to these matters are also described in note 2.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pannell Kerr Forster

Chartered Accountants
(Registered with the PCAOB as “Smythe Ratcliffe”)

Vancouver, Canada
September 28, 2009

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
June 30
(US Dollars)

	2009	2008

Assets

Current
Cash	$535,231	$1,104,104
Prepaid expenses	11,353	30,575

Total Assets	$546,584	$1,134,679

Liabilities

Current
Accounts payable and accruals	$661,792	$707,848

Total Liabilities	661,792	707,848

Stockholders' Equity (Deficit) (note 4)

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
20,000,000 Shares authorized
308,538 Shares issued and outstanding (note 4(b))	308,538	308,538
Common Stock and Paid-in Capital in Excess of $0.001 Par Value
150,000,000 Shares authorized
50,305,769 (2008 – 45,704,969) Shares issued and outstanding (note 4(a))	30,524,475	29,219,711
Promissory Notes Receivable (note 4(e))	(29,737)	(29,737)
Subscriptions Received (note 4(f))	0	276,500
Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(30,964,751)	(29,394,448)

Total Stockholders' Equity (Deficit)	(115,208)	426,831

Total Liabilities and Stockholders' Equity (Deficit)	$546,584	$1,134,679

See notes to consolidated financial statements

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(US Dollars)

				Period From
				February 12,
				1996
				(Inception)
	Years Ended June 30,			Through
	2009	2008	2007	June 30, 2009

Revenues	$0	$0	$0	$249,308
Cost of Sales	0	0	0	216,016

	0	0	0	33,292
Other Income	8,511	57,975	138,720	865,607

	8,511	57,975	138,720	898,899

Expenses
Salaries (note 4(c))	585,197	633,725	3,335,225	9,687,289
Consulting (note 4(c))	287,204	500,850	2,006,943	6,551,606
Legal and accounting	263,964	305,452	324,284	4,403,759
Research and development	230,060	287,109	106,335	1,470,963
General and administrative	70,184	95,706	119,043	1,182,824
Travel and entertainment	53,934	96,162	124,930	1,357,280
Rent	43,170	46,659	40,486	487,670
Telephone	24,993	29,605	38,442	459,295
Bank charges and interest, net	3,090	6,932	17,878	205,288
Advertising	1,591	0	11,004	332,861
Write-off of investments	0	0	0	1,250,000
Non-competition agreement	0	0	0	711,000
Write-down of license and operating assets	0	0	0	1,855,619
Interest on beneficial conversion feature	0	0	0	566,455
Settlement of lawsuit	0	0	0	45,250
Financing fees, net	0	0	0	129,043
Bad debts (recovery)	0	(6,009)	0	46,604
Depreciation and amortization	0	0	0	324,386

	1,563,387	1,996,191	6,124,570	31,067,192

Net Loss	$(1,554,876)	$(1,938,216)	$(5,985,850)	$(30,168,293)

Loss Per Share (note 8)	$(0.03)	$(0.04)	$(0.13)

Weighted Average Number of Common Shares Outstanding	47,360,459	45,617,756	45,230,171

See notes to consolidated financial statements

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

		Common		Preferred				Deficit
	Shares	Stock and	Shares of	Stock and				Accumulated
	of Common	Paid-in Capital	Preferred	Paid-in Capital	Promissory		Other	During the	Total
	Stock	in Excess	Stock	in Excess	Notes	Share	Comprehensive	Development	Stockholders'
	Issued	of Par	Issued	of Par	Receivable	Subscriptions	Income	Stage	Equity (Deficit)

Shares Issued for
Cash	1,000,000	$10,000	0	$0	$0	$0	$0	$0	$10,000
Property and equipment(to officers and directors)	1,500,000	15,000	0	0	0	0	0	0	15,000
Services (provided by officers and directors)	2,000,000	20,000	0	0	0	0	0	0	20,000
Services (others)	1,500,000	15,000	0	0	0	0	0	0	15,000
Foreign currency translation	0	0	0	0	0	0	(1,226)	0	(1,226)
Net loss for period	0	0	0	0	0	0	0	(344,843)	(344,843)

Balance, June 30, 1996	6,000,000	60,000	0	0	0	0	(1,226)	(344,843)	(286,069)
Shares Issued for
Cash	5,086,000	865,514	0	0	0	0	0	0	865,514
Share issue costs	0	(48,920)	0	0	0	0	0	0	(48,920)
Services	564,000	63,036	0	0	0	0	0	0	63,036
Acquisition of subsidiary	100,000	275,000	0	0	0	0	0	0	275,000
Foreign currency translation	0	0	0	0	0	0	12,601	0	12,601
Net loss for year	0	0	0	0	0	0	0	(822,217)	(822,217)

Balance, June 30, 1997	11,750,000	1,214,630	0	0	0	0	11,375	(1,167,060)	58,945
Shares Issued for
Cash	825,396	650,000	0	0	0	0	0	0	650,000
Share issue costs	0	(78,000)	0	0	0	0	0	0	(78,000)
Foreign currency translation	0	0	0	0	0	0	24,860	0	24,860
Net loss for year	0	0	0	0	0	0	0	(937,373)	(937,373)

Balance, June 30, 1998	12,575,396	$1,786,630	0	$0	$0	$0	$36,235	$(2,104,433)	$(281,568)

See notes to consolidated financial statements

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

		Common		Preferred				Deficit
	Shares of	Stock and	Shares of	Stock and				Accumulated
	Common	Paid-in Capital	Preferred	Paid-in Capital	Promissory		Other	During the	Total
	Stock	in Excess	Stock	in Excess	Notes	Share	Comprehensive	Development	Stockholders'
	Issued	of Par	Issued	of Par	Receivable	Subscriptions	Income	Stage	Equity (Deficit)

Balance, June 30, 1998	12,575,396	$1,786,630	0	$0	$0	$0	$36,235	$(2,104,433)	$(281,568)
Shares Issued for
Cash	200,000	50,000	0	0	0	0	0	0	50,000
Exercise of stock options	445,000	80,500	0	0	0	0	0	0	80,500
Promissory note	1,683,789	252,568	0	0	(284,068)	0	0	0	(31,500)
Settlement of lawsuit	150,000	15,000	0	0	0	0	0	0	15,000
Services (provided by officers and directors)	666,666	100,000	0	0	0	0	0	0	100,000
Share issue costs	0	(100,500)	0	0	0	0	0	0	(100,500)
Services	250,000	50,000	0	0	0	0	0	0	50,000
Conversion of convertible debentures	3,869,120	525,813	0	0	0	0	0	0	525,813
Acquisition of subsidiary	1,800,000	619,200	0	0	0	0	0	0	619,200
Held in escrow	447,091	0	0	0	0	0	0	0	0
Stock-based compensation	0	70,600	0	0	0	0	0	0	70,600
Beneficial conversion feature	0	566,456	0	0	0	0	0	0	566,456
Foreign currency translation	0	0	0	0	0	0	8,444	0	8,444
Net loss for year	0	0	0	0	0	0	0	(1,404,021)	(1,404,021)

Balance June 30, 1999	22,087,062	4,016,267	0	0	(284,068)	0	44,679	(3,508,454)	268,424
Shares Issued for
Cash on private placement	2,650,000	3,975,000	0	0	0	0	0	0	3,975,000
Exercise of options	1,245,000	256,700	0	0	0	0	0	0	256,700
Services	50,000	13,000	0	0	0	0	0	0	13,000
Settlement of debt	0	0	664,410	664,410	0	0	0	0	664,410
Shares released from escrow	0	75,558	0	0	0	0	0	0	75,558
Stock-based compensation	0	48,256	0	0	0	0	0	0	48,256
Promissory note repayment	0	0	0	0	225,568	0	0	0	225,568
Foreign currency translation	0	0	0	0	0	0	1,614	0	1,614
Net loss for year	0	0	0	0	0	0	0	(1,537,402)	(1,537,402)

Balance, June 30, 2000	26,032,062	$8,384,781	664,410	$664,410	$(58,500)	$0	$46,293	$(5,045,856)	$3,991,128

See notes to consolidated financial statements

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

		Common		Preferred				Deficit
	Shares	Stock and	Shares of	Stock and				Accumulated
	of Common	Paid-in Capital	Preferred	Paid-in Capital	Promissory		Other	During the	Total
	Stock	in Excess	Stock	in Excess	Notes	Share	Comprehensive	Development	Stockholders'
	Issued	of Par	Issued	of Par	Receivable	Subscriptions	Income	Stage	Equity (Deficit)

Balance, June 30, 2000	26,032,062	$8,384,781	664,410	$664,410	$(58,500)	$0	$46,293	$(5,045,856)	$3,991,128
Shares Issued for
Cash on private placement	81,885	112,480	0	0	0	0	0	0	112,480
Exercise of options	517,000	91,515	0	0	0	0	0	0	91,515
Services	100,000	40,000	0	0	0	0	0	0	40,000
Held in escrow	218,115	0	0	0	0	0	0	0	0
Stock-based compensation	0	272,207	0	0	0	0	0	0	272,207
Dividends on preferred shares	0	0	0	0	0	0	0	(30,720)	(30,720)
Share subscriptions	0	0	0	0	0	50,000	0	0	50,000
Redeemed shares	0	0	(100,000)	(100,000)	0	0	0	(100,000)	(200,000)
Foreign currency translation	0	0	0	0	0	0	(26)	0	(26)
Net loss for year	0	0	0	0	0	0	0	(4,000,169)	(4,000,169)

Balance, June 30, 2001	26,949,062	8,900,983	564,410	564,410	(58,500)	50,000	46,267	(9,176,745)	326,415
Shares Issued for
Proprietary non-competition agreement	450,000	711,000	0	0	0	0	0	0	711,000
Held in escrow	700,000	0	0	0	0	0	0	0	0
Exercise of options	2,263,500	971,200	0	0	(15,000)	(10,000)	0	0	946,200
Exercise of warrants	325,000	130,000	0	0	0	0	0	0	130,000
Subscriptions	100,000	40,000	0	0	0	(40,000)	0	0	0
Stock-based compensation	0	415,685	0	0	0	0	0	0	415,685
Shares released from escrow	0	954,582	0	0	0	0	0	0	954,582
Dividends on preferred shares	0	0	0	0	0	0	0	(26,087)	(26,087)
Redeemed shares	0	0	(124,800)	(124,800)	0	0	0	(187,200)	(312,000)
Write-off of promissory note receivable	0	(7,000)	0	0	7,000	0	0	0	0
Net loss for year	0	0	0	0	0	0	0	(3,836,191)	(3,836,191)

Balance, June 30, 2002	30,787,562	$12,116,450	439,610	$439,610	$(66,500)	$0	$46,267	$(13,226,223)	$(690,396)

See notes to consolidated financial statements

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

		Common		Preferred				Deficit
	Shares	Stock and	Shares of	Stock and				Accumulated
	of Common	Paid-in Capital	Preferred	Paid-in Capital	Promissory		Other	During the	Total
	Stock	in Excess	Stock	in Excess	Notes	Share	Comprehensive	Development	Stockholders'
	Issued	of Par	Issued	of Par	Receivable	Subscriptions	Income	Stage	Equity (Deficit)

Balance, June 30, 2002	30,787,562	$12,116,450	439,610	$439,610	$(66,500)	$0	$46,267	$(13,226,223)	$(690,396)
Shares Issued for
Cash on private placement	1,684,000	842,050	0	0	0	0	0	0	842,050
Settlement of debt	144,793	104,542	0	0	0	0	0	0	104,542
Services	200,000	196,000	0	0	0	0	0	0	196,000
Exercise of options	52,500	43,750	0	0	0	0	0	0	43,750
Exercise of warrants	55,000	27,500	0	0	0	0	0	0	27,500
Subscription received	0	0	0	0	0	176,665	0	0	176,665
Stock-based compensation	0	5,460	0	0	0	0	0	0	5,460
Settlement of lawsuit	0	0	0	0	0	35,250	0	0	35,250
Dividends on preferred shares	0	0	0	0	0	0	0	(22,060)	(22,060)
Net loss for year	0	0	0	0	0	0	0	(1,346,833)	(1,346,833)

Balance, June 30, 2003	32,923,855	13,335,752	439,610	439,610	(66,500)	211,915	46,267	(14,595,116)	(628,072)
Shares Issued for
Cash on private placement	6,609,336	6,042,935	0	0	0	(211,915)	0	0	5,831,020
Cash on exercise of options	25,000	25,000	0	0	0	0	0	0	25,000
Settlement of lawsuit	37,500	35,250	0	0	0	0	0	0	35,250
Services	25,000	21,873	0	0	0	0	0	0	21,873
Redemption of preferred shares	415,000	415,000	(118,572)	(118,572)	0	0	0	(296,428)	0
Exercise of warrants	288,298	0	0	0	0	0	0	0	0
Shares returned to treasury for cancellation	(142,140)	0	0	0	0	0	0	0	0
Stock-based compensation	0	321,275	0	0	0	0	0	0	321,275
Dividends on preferred shares	0	0	0	0	0	0	0	(19,016)	(19,016)
Net loss for year	0	0	0	0	0	0	0	(2,543,848)	(2,543,848)

Balance, June 30, 2004	40,181,849	$20,197,085	321,038	$321,038	$(66,500)	$0	$46,267	$(17,454,408)	$3,043,482

See notes to consolidated financial statements

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

		Common		Preferred				Deficit
	Shares	Stock and	Shares of	Stock and				Accumulated
	of Common	Paid-in Capital	Preferred	Paid-in Capital	Promissory		Other	During the	Total
	Stock	in Excess	Stock	in Excess	Notes	Share	Comprehensive	Development	Stockholders'
	Issued	of Par	Issued	of Par	Receivable	Subscriptions	Income	Stage	Equity (Deficit)

Balance, June 30, 2004	40,181,849	$20,197,085	321,038	$321,038	$(66,500)	$0	$46,267	$(17,454,408)	$3,043,482
Shares Issued for
Settlement of debt	44,000	55,000	0	0	0	0	0	0	55,000
Cashless exercise of warrants	1,713,300	0	0	0	0	0	0	0	0
Services	500,000	270,000	0	0	0	0	0	0	270,000
Redemption of preferred shares	0	0	(12,500)	(12,500)	0	0	0	(37,500)	(50,000)
Dividends on preferred shares	0	0	0	0	0	0	0	(15,739)	(15,739)
Net loss for year	0	0	0	0	0	0	0	(1,812,265)	(1,812,265)

Balance, June 30, 2005	42,439,149	20,522,085	308,538	308,538	(66,500)	0	46,267	(19,319,912)	1,490,478
Shares Issued for
Exercise of options	200,000	134,000	0	0	0	0	0	0	134,000
Cashless exercise of warrants	35,115	0	0	0	0	0	0	0	0
Services	269,000	191,510	0	0	0	0	0	0	191,510
Exercise of warrants	1,291,168	1,080,669	0	0	0	0	0	0	1,080,669
Repayment of promissory note	0	0	0	0	34,000	0	0	0	34,000
Dividends on preferred shares	0	0	0	0	0	0	0	(15,427)	(15,427)
Stock-based compensation	0	107,219	0	0	0	0	0	0	107,219
Net loss for year	0	0	0	0	0	0	0	(2,104,189)	(2,104,189)

Balance, June 30, 2006	44,234,432	22,035,483	308,538	308,538	(32,500)	0	46,267	(21,439,528)	918,260
Shares Issued for
Exercise of options	50,000	35,000	0	0	0	0	0	0	35,000
Services	50,000	105,000	0	0	0	0	0	0	105,000
Private placement	1,180,537	2,361,641	0	0	0	0	0	0	2,361,641
Repayment of promissory note	0	0	0	0	2,763	0	0	0	2,763
Dividends on preferred shares	0	0	0	0	0	0	0	(15,427)	(15,427)
Stock-based compensation	0	4,225,648	0	0	0	0	0	0	4,225,648
Net loss for year	0	0	0	0	0	0	0	(5,985,850)	(5,985,850)

Balance, June 30, 2007	45,514,969	$28,762,772	308,538	$308,538	$(29,737)	$0	$46,267	$(27,440,805)	$1,647,035

See notes to consolidated financial statements

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

		Common		Preferred				Deficit
	Shares	Stock and	Shares of	Stock and				Accumulated
	of Common	Paid-in Capital	Preferred	Paid-in Capital	Promissory		Other	During the	Total
	Stock	in Excess	Stock	in Excess	Notes	Share	Comprehensive	Development	Stockholders'
	Issued	of Par	Issued	of Par	Receivable	Subscriptions	Income	Stage	Equity (Deficit)

Balance, June 30, 2007	45,514,969	$28,762,772	308,538	$308,538	$(29,737)	$0	$46,267	$(27,440,805)	$1,647,035
Shares Issued for
Exercise of warrants	190,000	208,995	0	0	0	0	0	0	208,995
Subscriptions received	0	0	0	0	0	276,500	0	0	276,500
Dividends on preferred shares	0	0	0	0	0	0	0	(15,427)	(15,427)
Stock-based compensation	0	247,944	0	0	0	0	0	0	247,944
Net loss for year	0	0	0	0	0	0	0	(1,938,216)	(1,938,216)

Balance, June 30, 2008	45,704,969	29,219,711	308,538	308,538	(29,737)	276,500	46,267	(29,394,448)	426,831
Shares Issued for
Services	100,000	60,500	0	0	0	(46,500)	0	0	14,000
Subscriptions received	4,500,800	1,125,200	0	0	0	(230,000)	0	0	895,200
Dividends on preferred shares	0	0	0	0	0	0	0	(15,427)	(15,427)
Stock-based compensation	0	119,064	0	0	0	0	0	0	119,064
Net loss for year	0	0	0	0	0	0	0	(1,554,876)	(1,554,876)

Balance, June 30, 2009	50,305,769	$30,524,475	308,538	$308,538	$(29,737)	$0	$46,267	$(30,964,751)	$(115,208

See notes to consolidated financial statements

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(US Dollars)

				Period from
				February 12, 1996
				(Inception)
	Years Ended June 30			Through
	2009	2008	2007	June 30, 2009
Operating Activities
Net loss	$(1,554,876)	$(1,938,216)	$(5,985,850)	$(30,168,293)
Adjustments to reconcile net loss to net cash used in operating activities
Write-down of investment	0	0	0	1,250,000
Other income	0	0	0	(658,305)
Proprietary, non-competition agreement	0	0	0	711,000
Consulting services	14,000	0	199,790	1,537,783
Depreciation and amortization	0	0	0	349,941
Stock-based compensation	119,064	247,944	4,225,648	5,833,358
Interest on beneficial conversion feature	0	0	0	566,456
Settlement of lawsuit	0	0	0	60,250
Write-down of license and operating assets	0	0	0	1,853,542
Bad debt	0	0	0	77,712
Changes in non-cash working capital
Due from affiliated company	0	0	0	(116,000)
Notes and accounts receivable	0	0	0	(109,213)
Inventory	0	0	0	(46,842)
Prepaid expenses	19,223	1,867	(18,187)	(11,352)
Deferred revenue and other	0	0	0	(2,609)
Accounts payable and accruals	(61,484)	66,658	(77,267)	919,364
Net Cash Used in Operating Activities	(1,464,073)	(1,621,747)	(1,655,866)	(17,953,208)
Investing Activities
Purchase of property, equipment and intangible assets	0	0	0	(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0	0	(129,474)
Investment in and advances to affiliated companies	0	0	0	(2,000,000)
License agreements	0	0	0	(124,835)
Net Cash Used in Investing Activities	0	0	0	(2,455,244)
Financing Activities
Redemption of preferred shares	0	0	0	(50,000)
Repayment of loan	0	0	0	(11,000)
Advances from stockholders	0	0	0	1,078,284
Repayments from (to) stockholders	0	0	2,763	(91,283)
Subscriptions received	0	276,500	0	503,165
Proceeds from issuance of common stock	895,200	208,995	2,396,641	19,095,670
Proceeds from convertible debentures	0	0	0	600,000
Share issue costs	0	0	0	(227,420)
Net Cash Provided by Financing Activities	895,200	485,495	2,399,404	20,897,416
Effect of Foreign Currency Translation on Cash	0	0	0	46,267
Inflow (Outflow) of Cash	(568,873)	(1,136,252)	743,538	535,231
Cash, Beginning of Year	1,104,104	2,240,356	1,496,818	0
Cash, End of Year	$535,231	$1,104,104	$2,240,356	$535,231

Supplemental disclosure of cash flow information (note 5)

See notes to consolidated financial statements

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007
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

The Company will be devoting all of its resources to the research, development and commercialization of its ElectriPlast technology.

2.	GOING CONCERN

These consolidated financial statements have been prepared on the going concern basis and which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business.  The Company’s operations have resulted in a net loss of $1,554,876 (2008 - $1,938,216; 2007 - $5,985,850), an accumulated deficit of $30,964,751 at June 30, 2009 (2008 - $29,394,448) and a working capital deficiency of $115,208 at June 30, 2009 (2008 – working capital of $426,831).  The Company has not yet commenced revenue-producing operations and has significant expenditure requirements to continue to advance its research, developing and commercializing new antenna technologies.  The Company estimates that without further funding, it will deplete its cash resources in approximately four months.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future operations and its continuation as a going concern are dependent upon its ability to raise additional capital and to sell its products and services to new customers, generate positive cash flows from operations and ultimately attain profitability.

Financing transactions may include the issuance of equity securities, obtaining additional credit facilities or other financing mechanisms.  However, the trading price of the Company’s common stock and the downturn in the United States of America stock markets could make it more difficult to obtain financing through the issuance of equity securities.

These consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate because management believes that the actions already taken or planned will mitigate the adverse conditions and events that raise doubts about the validity of the going concern assumption used in preparing these consolidated financial statements.  Management intends to raise additional capital through stock issuances to finance operations and invest in other business opportunities.

If none of these events occur, there is a risk that the business will fail.  The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES

(a)	Principles of consolidation

These financial statements include the accounts of the Company, its wholly-owned subsidiaries, Integral Vision Systems, Inc. ("IVSI"), Antek Wireless Inc. ("Antek") and Plastenna, Inc. (“Plastenna”) and its 76.625%-owned subsidiary, Emergent Technologies Corp. ("ETC"), which is currently inactive.  All intercompany balances and transactions have been eliminated.

(b)	Loss per share

Basic loss per share computations are based on the weighted average number of common shares outstanding during the year.  Common share equivalents consisting of preferred stock, stock options and warrants are not considered in the computation of diluted loss per share because their effect would be anti-dilutive.

(c)	Stock issued in exchange for services

The valuation of common stock issued in exchange for services is valued at an estimated fair market value of the Company’s stock price based upon other sales and issuances of the Company's common stock within the same general time period.

(d)	Revenue recognition

As the Company is continuing development of its technologies, no significant revenues have been earned to date.  The Company plans to recognize revenues at the time of delivery of the product to the customer.

(e)	Foreign currency translation

The Company’s functional and reporting currency is the US dollar.  Transactions for the Company’s operations which are not in US dollars are translated into US dollars at the exchange rates in effect at the balance sheet dates for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities.  Revenues and expenses are translated at the rate of exchange on the date of the transaction, except for amortization and depreciation, which are translated on the same basis as the related assets.  Resulting translation gains or losses are reflected in the statements of operations.

(f)	Research and development

Research and development expenditures are charged to operations as incurred.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g)	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant areas requiring the use of management estimates include valuation allowance for deferred income tax asset and the determination of the assumptions used in calculating the fair value of stock-based compensation.  Actual results could differ from those estimates and could impact future results of operations and cash flows.

(h)	Financial instruments

The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents.  The fair value of these investments approximates their carrying value due to their short-term to maturity. Investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments.  Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations.  All cash equivalents and short-term investments are classified as available-for-sale and are recorded at market value using the specific identification method.  Changes in market value are reflected in other comprehensive income (excluding other-than-temporary impairments).

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

The Company translates the results of non-US transactions into US currency using rates of exchange on the date of the transaction.  The exchange rate varies from time to time.  This risk is considered nominal as the Company does not incur any significant transactions in currencies other than US dollars.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007
(US Dollars)

3.           SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i)	Income taxes

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

Effective July 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  Though the validity of any tax position is a matter of tax law, the body of statutory, regulatory and interpretive guidance on the application of the law is complex and often ambiguous.  Because of this, whether a tax position will ultimately be sustained may be uncertain.  Under FIN 48, the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained.  No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.

(j)	Stock-based compensation

The Company accounts for stock-based compensation expenses associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, Share-Based Payment, (“SFAS 123R”) as interpreted by SEC Staff Accounting Bulletin No. 107.  SFAS 123R requires the Company to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations.  The Company uses the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards.  Stock-based compensation expense recognized in the statement of operations is reduced for estimated forfeitures, as it is based on awards ultimately expected to vest.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007
(US Dollars)

3.           SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k)	Recently adopted accounting pronouncements

(i)
In May 2009, FASB issued Statement No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  The Company has evaluated subsequent events though September 28, 2009, the date the financial statements were issued.  The adoption of this statement did not significantly impact the Company’s disclosures.  Events occurring after this date have not been evaluated.

(ii)
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”.  The adoption of this statement did not significantly impact the Company’s financial position or results of operations.

(iii)
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.  The adoption of this statement did not significantly impact the Company’s financial position or results of operations.

(l)	Recent accounting pronouncements not yet adopted

(i)
In June 2009, the FASB issued SFAS No. 168, “The Hierarchy of Generally Accepted Accounting Principles”.  The new standard replaces SFAS 162 and establishes the “FASB Accounting Standards Codification” as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with US generally accepted accounting principles.  The Statement shall be effective for financial statements issued for interim and annual periods ending after September 15, 2009.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007
(US Dollars)

3.           SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)	Recent accounting pronouncements not yet adopted (Continued)

(ii)
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  The new standard is to improve financial reporting by enterprises involved with variable interest entities.  SFAS 167 addresses the effects on certain provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46(R)”), as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets”, and constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  The Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begin after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.

(iii)
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets”.  The new standard is intended to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This standard addresses the practices that developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, that are not consistent with the original intent and key requirements of that Statement and the concerns of financial statement users that many of the financial assets (and related obligations) that have been de-recognized should continue to be reported in the financial statements of transferors.  The Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.

(iv)
In June 2008, the FASB ratified EITF Issue 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”).  Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to our own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exemption.  EITF 07-5 is effective on January 1, 2009.  The Company is currently evaluating the impact of the adoption in its financial position and results of operations.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007
(US Dollars)

3.           SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)           Recent accounting pronouncements not yet adopted (Continued)

(v)
In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts.  It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosure about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance.  Except for those disclosures, earlier application is not permitted.

(vi)
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

(vii)
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary.  This pronouncement is effective for fiscal years beginning on or after December 15, 2008.

(viii)
In December 2007, FASB Statement No. 141 (revised 2007), Business Combinations (“SFAS 141”), was issued.  SFAS 141 establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and non-controlling interest in the acquired entity; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of SFAS 141 are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT)

(a)	Common stock

(i)	During the year ended June 30, 2007, the Company:

(a)
Closed a private placement on September 15, 2006 of 1,180,537 units consisting of common stock at $2 per share and warrants to purchase 590,269 shares of common stock within two years at an exercise price of $2.50 per share, provided that in the event that the average closing bid price of a share of the Company's common stock exceeds $4.50 for ten consecutive trading days, the Company has the right to redeem the warrants for $0.01 per share of common stock purchasable hereunder, upon thirty days’ written notice (the holder shall have the right to exercise the warrant in accordance with its terms prior to the expiration of the thirty-day period).  The purchase price attributable to the warrants was $0.001 per share of common stock underlying the warrants.  Aggregate proceeds from the sale of the common stock and the warrants were $2,361,641 ($2,361,051 for the common stock and $590 for the warrants).  At any time commencing 60 days after the close of the offering, the investors can require the Company prepare and file a registration statement to register the common stock (including the shares underlying the warrants) for resale by the investors.  The Company also reserves the right to file such a registration statement at any time after the closing date on its own initiative;

(b)	Issued 50,000 shares of common stock in the amount of $35,000 on the exercise of options; and
(c)
Issued 50,000 shares of common stock as consideration for consulting services to be provided over 12 months.  These shares have been recorded at a value of $105,000 representing the market value of the shares on the date of issuance.

(ii)	During the year ended June 30, 2008, the Company:

(a)
Issued 190,000 shares of common stock for $208,995 on the exercise of warrants.  The Company approved a temporary adjustment to the exercise price of stock purchase warrants dated September 15, 2006 by reducing their exercise price from $2.50 per share to $1.10 per share in consideration of overall market conditions in October 2007 as long as the warrants were exercised prior to November 15, 2007.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007
(US Dollars)

4.           STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(a)	Common stock (Continued)

(iii)	During the year ended June 30, 2009, the Company:

(a)
Closed a private placement for which it received $1,125,200 ($848,700 received during 2009 (2008 - $276,500) (note 4(f)) for issuance of 4,500,800 units, each unit consisting of one share of common stock at $0.25 per share and one warrant at $0.001 per share.  Each warrant entitles the holder to purchase one share of common stock on or before December 31, 2010 at an exercise price of $0.50 per share;

(b)
Issued 50,000 shares of common stock as consideration for consulting services.  These shares have been recorded at a value of $14,000 representing the market value of the shares on the date of issuance; and

(c)
Issued 50,000 shares of common stock as consideration for consulting services.  These shares have been recorded at a value of $46,500 representing the market value of the shares on the date of issuance.

(b)	Preferred stock

The preferred stock may be issued in one or more series.  The distinguishing features of each series, including preference, rights and restriction, are to be determined by the Company's Board of Directors upon the establishment of each such series.

During the year ended June 30, 2000, the Company designated 1,000,000 of its authorized 20,000,000 preferred shares as Series A convertible preferred stock with a par value of $0.001 each and a stated value and liquidation preference of $1.00 per share.  Cumulative dividends are accrued at the rate of 5% annually, payable at the option of the Company.  The shares may be converted to restricted shares of common stock at the average trading price ten days prior to conversion and are entitled to votes equal to the number of shares of common stock into which each series of preferred stock may be converted.  Each Series A convertible preferred share may be redeemed by the Company for $1.50 within one year after the date of issue and for $2.00, $2.50, $3.00 and $3.50 per share in each of the subsequent four years after the date of issue. The Company may, at its discretion, redeem the shares at a price higher than stipulated herein.

Subsequent to June 30, 2009, an amendment was made to the Series A convertible preferred stock in that they may be redeemed by the Company for $4.00, with the redemption price increasing by $0.50 each year thereafter for the following five years.

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

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007
(US Dollars)

4.           STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(c)	Stock options and stock-based compensation

Stock option plans

In January 2001, the Company adopted the "Integral Technologies, Inc. 2001 Stock Plan" (the "2001 Plan"), a non-qualified stock option plan under which the Company may issue up to 2,500,000 stock options and stock bonuses of common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company.  This plan was amended during December 2001 to increase the number of common stock options that may be granted from 2,500,000 to 3,500,000 stock options.  As at June 30, 2008, there were 464,500 common stock options available under this plan.

In April 2003, the Company adopted the "Integral Technologies, Inc. 2003 Stock Plan" (the "2003 Plan"), a non-qualified stock option plan under which the Company may issue up to 1,500,000 stock options.  As of June 30, 2009, there were 1,375,000 common stock options available under this plan.

Subsequent to June 30, 2009, the Company adopted the "Integral Technologies, Inc. 2009 Stock Plan" (the "2009 Plan"), a non-qualified stock option plan under which the Company may issue up to 5,000,000 common stock options.

Pursuant to the 2001, 2003 and 2009 plans

On November 3, 2006, the Company granted an option to a consultant to acquire 100,000 shares of common stock, exercisable at $1.00 per share to November 15, 2009.

On November 6, 2006, the Company granted an option to an officer to acquire 1,000,000 shares of common stock, exercisable at $2.25 per share to June 30, 2010.

On March 23, 2007, the Company granted an option to a consultant to acquire 100,000 shares of common stock, exercisable at $1.00 per share to March 23, 2009.  These options expired unexercised.

During the year ended June 30, 2007, pursuant to a consulting agreement with Visionary Innovations, Inc. (“Visionary”), the Company granted Visionary 125,000 common stock options which vested on March 30, 2007 at an exercise price of $2.75, and another 125,000 common stock options which vested on March 30, 2008 at an exercise price of $2.75, all exercisable to March 30, 2009.  These options expired unexercised.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007
(US Dollars)

4.           STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(c)           Stock options and stock-based compensation (Continued)

During the year ended June 30, 2007, the Company extended the expiry date of 1,295,000 common stock options, which resulted in additional stock-based compensation of $2,696,776.

During the year ended June 30, 2008, the Company extended the expiry date of 1,295,000 common stock options, which resulted in additional stock-based compensation of $180,478.

During the year ended June 30, 2009, the Company extended the expiry date of 955,000 common stock options, which resulted in additional stock-based compensation of $119,064.

Subsequent to June 30, 2009, the Company granted an option to two directors to acquire 500,000 shares of common stock, exercisable at $0.25 per share.  These options will fully vest on grant date and may be exercised in whole or in part at any time after January 1, 2010.  All options will expire the earlier of December 31, 2014 or one year after termination of employment with the Company.

Subsequent to June 30, 2009, the Company signed a consulting agreement that will expire on July 31, 2011.  The contact can be terminated by either party on January 31, 2010, July 31, 2010 or January 31, 2011 with 30 days notice.  The Company granted an option to acquire a total of 2,000,000 shares of common stock, exercisable at $0.25 per share.  Every three months, 200,000 options will vest beginning July 10, 2009 to April 10, 2011, and the remaining 400,000 options will vest on July 10, 2011.

Stock-based compensation

During the year ended June 30, 2009, the Company recorded stock-based compensation expense of $119,064 (2008 - $247,944; 2007 - $4,225,648); of this amount, $56,939 (2008 - $182,711; 2007 - $1,548,630) is included in consulting fees and $62,125 (2008 - $65,233; 2007 - $2,677,018) is included in salaries.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007
(US Dollars)

4.           STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(c)           Stock options and stock-based compensation (Continued)

Key assumptions

The fair value of the Company’s stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2009	2008	2007

Expected life (years)	1	1	1
Interest rate	3.87%	4.28%	5.00%
Volatility	84.24%	87.75%	106.90%
Dividend yield	0.00%	0.00%	0.00%
Estimated forfeitures	0.00%	0.00%	0.00%

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

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007
(US Dollars)

4.             STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(c)           Stock options and stock-based compensation (Continued)

Stock option activity

The following table summarizes the Company's stock option activity for the years ended June 30, 2009, 2008 and 2007:

			Weighted
			Average
	Number	Price	Exercise
	of Shares	Per Share	Price

Balance, June 30, 2006	2,295,000	$0.40 to $ 1.16	$0.76
Granted	1,475,000	$0.40 to $ 2.75	$2.14
Exercised	(50,000)	$0.40 to $ 1.00	$0.82

Balance, June 30, 2007 and 2008	3,720,000	$0.50 to $ 2.75	$1.31
Expired	350,000	$1.00 to $ 2.75	$2.25

Balance, June 30, 2009	3,370,000	$0.50 to $ 2.25	$1.21

The following summarizes the options outstanding and exercisable at June 30, 2009, 2008 and 2007, which were fully vested at these dates:

	Exercise	Number of Shares
Expiry Date	Price	2009		2008	2007

March 23, 2009	$1.00	0		100,000	100,000
March 30, 2009	$2.75	0		250,000	250,000
August 31, 2009	$0.65 to $ 1.16	855,000	*	855,000	855,000
November 15, 2009	$1.00	100,000		100,000	100,000
June 30, 2010	$0.50	1,000,000		1,000,000	1,000,000
June 30, 2010	$2.25	1,000,000		1,000,000	1,000,000
December 31, 2010	$1.00	415,000		415,000	415,000

Total outstanding	$0.50 to $ 2.25	3,370,000		3,720,000	3,720,000
Total exercisable	$0.50 to $ 2.75	3,370,000		3,720,000	3,626,250

*	Subsequent to June 30, 2009, the expiry date of 110,000 options was extended from August 31, 2009 to August 31, 2010. The remaining 755,000 options expired unexercised.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007
(US Dollars)

4.           STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(c)           Stock options and stock-based compensation (Continued)

Stock option activity (Continued)

The weighted average remaining contractual life at June 30, 2009 was 0.83 years (2008 – 1.63 years; 2007 – 1.38 years).

The weighted average grant date fair value of options granted or extended during the year ended June 30, 2009 was $1.27 per share (2008 - $1.35; 2007 - $1.35).  The weighted average intrinsic value of options exercised during the year ended June 30, 2009 was $Nil per share (2008 - $Nil; 2007 - $Nil).  The weighted average intrinsic value of options outstanding as at June 30, 2009 was $0.13 per share (2008 - $0.15; 2007 - $0.15).

(d)	Stock purchase warrants

The following table summarizes the Company's stock purchase warrant activity for the years ended June 30, 2009, 2008 and 2007:

			Weighted
			Average
	Number	Price	Exercise
	of Shares	Per Share	Price

Balance, June 30, 2006	0	$0.00	$0.00
Issued	590,629	$2.50	$2.50

Balance, June 30, 2007	590,629	$2.50	$2.50
Exercised	(190,000)	$2.50	$2.50

Balance, June 30, 2008	400,269	$2.50	$2.50
Issued	4,500,800	$0.50	$0.50
Expired	(400,269)	$2.50	$2.50

Balance, June 30, 2009	4,500,800	$0.50	$0.50

At June 30, 2009, 2008 and 2007, the following stock purchase warrants were outstanding:

	Exercise	Number of Shares
Expiry Date	Price	2009	2008	2007

September 15, 2008	$2.50	0	400,269	590,269
December 31, 2010	$0.50	4,500,800	0	0

Total outstanding	$0.50 to 2.50	4,500,800	400,269	590,269

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007
(US Dollars)

4.           STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(e)	Promissory notes receivable at June 30, 2009 includes:

(i)	$17,500 (2008 - $17,500) due on exercise of 210,000 stock options, interest at 10% per annum, due November 1, 2002, subsequently extended to June 30, 2003; and

(ii)	$12,237 (2008 - $12,237) due on exercise of 23,000 stock options, interest at 10% per annum, due June 30, 2003.

Shares issued on exercise of options are restricted from trading.  The restrictions will not be removed until the respective notes are paid to the Company.

(f)	Subscriptions received

(i)
During the year ended June 30, 2008, $230,000 was received for subscriptions of 333,333 units consisting of common stock at $0.69 per share and warrants at $0.001 per share of common stock underlying the warrant to purchase 333,333 shares of common stock on or before two years after the closing date at an exercise price of $0.75 per share (exercise of the investment warrant may be required in the event that the market price for the common stock exceeds $1.25 per share).

In consideration of overall market conditions during the year ended June 30, 2009, the terms of the above subscriptions received during 2008 was reduced.  A total of $230,000 was received and the revised subscription was for 920,000 units consisting of common stock at $0.25 per share at $0.001 per share of common stock underlying the warrant to purchase 920,000 shares of common stock on or before two years after the closing date at an exercise price of $0.50 per share, included in the private placement of 4,500,800 units (note 4a(iii)(a)).  During the year ended June 30, 2009, these shares have been issued.

(ii)
At June 30, 2008, the Company had an obligation to issue 50,000 shares of common stock as consideration for consulting services.  These shares were recorded at a value of $46,500 representing the market value of the shares at the date the shares were to have been issued.  During the year ended June 30, 2009, these shares have been issued.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007
(US Dollars)

5.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

				Period from
				February 12,
				1996
				(Inception)
	Years Ended June 30,			Through
	2009	2008	2007	June 30, 2009

Supplemental Disclosure of Non-Cash Transactions
Shares Issued for
Redemption of preferred shares	$0	$0	$0	$415,000
Property and equipment	$0	$0	$0	$23,000
Proprietary agreement	$0	$0	$0	$711,000
Settlement of accounts payable	$0	$0	$0	$228,742
Services (provided by officers and directors)	$0	$0	$0	$120,000
Settlement of lawsuit	$0	$0	$0	$15,000
Services	$14,000	$0	$105,000	$815,784
Subscriptions received	$46,500	$0	$0	$46,500
Acquisition of subsidiary	$0	$0	$0	$894,200
Supplemental Cash Flow Information
Interest paid	$0	$0	$0	$81,111
Income tax paid	$0	$0	$0	$0

6.	RELATED PARTY TRANSACTIONS

(a)	Accounts payable at June 30, 2009 includes $3,685 (2008 - $3,685) due to two directors and officers of the Company.

(b)	The Company recorded an expense of $420,000 (2008 - $420,000; 2007 - $505,000) for wages paid to two directors and officers of the Company.

(c)	Promissory notes receivable at June 30, 2009 includes $29,737 (2008 - $29,737) for advances made by the Company to an officer of the Company.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007
(US Dollars)

7.	INCOME TAXES

The provision for income taxes consists of the following at June 30:

	2009	2008	2007

Current Expense	$0	$0	$0
Deferred Benefit	(528,000)	(669,000)	(2,994,000)
Increase in valuation allowance	528,000	669,000	2,994,000

Total provision for income tax	$0	$0	$0

The total provision differs from the amount computed by applying federal statutory rates to loss before income taxes due to the following at June 30:

	2009	2008	2007
Provision for income tax at the statutory rate of 34%	$(529,000)	$(660,000)	$(2,024,000)

Increase(Decrease) in taxes due to
Change in valuation allowance	528,000	669,000	2,994,000
Disallowed expense	1,000	1,000	1,000
True-up of deferred tax assets	0	(10,000)	(971,000)

Total provision for income tax	$0	$0	$0

The Company has used a federal statutory rate of 34%.  All of the Company's operations are in Washington State, which has no corporation income tax, so no provision for state income tax is needed.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007
(US Dollars)

7.	INCOME TAXES (Continued)

Deferred tax assets and liabilities reflect the tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.  The Company has net deferred income tax assets which have been reduced to zero through a valuation allowance because of uncertainties relating to utilization o future tax benefits.  The increase in the valuation allowance for the years ended June 30, 2009, June 30, 2008, and June 30, 2007 are respectively $528,000, $669,000, and $2,995,000.  The components of the net deferred income tax assets, calculated at an effective rate of 34%, are as follows at June 30:

	2009	2008	2007
Deferred income tax assets
Current deferred tax assets
Legal dispute reserve	$0	$182,000	$182,000
Accrued Liabilities	12,000	14,000	7,000

Total current deferred tax assets	12,000	196,000	189,000

Noncurrent deferred tax assets
Net operating loss carryforwards	7,706,000	7,034,000	6,454,000
Nonqualified stock options	1,795,000	1,754,000	1,670,000
Capital loss carryforwards	425,000	425,000	425,000
Investment reserve	247,000	247,000	247,000
Basis difference of fixed assets	1,000	2,000	4,000
Valuation allowance	(10,186,000)	(9,658,000)	(8,989,000)

Total noncurrent deferred tax assets	(12,000)	(196,000)	(189,000)

Noncurrent deferred tax liabilities	0	0	0

Total noncurrent deferred tax liabilities	0	0	0

Net deferred tax asset/(liability)	$0	$0	$0

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007
(US Dollars)

7.	INCOME TAXES (Continued)

For tax purposes, the Company has unused net operating losses available to carryforward to future tax years.  At June 30, 2009, the amounts and expiration dates of the Company's net operating loss carryforwards are as follows.

Year Ended	Expires	Amount

June 30, 1996	June 30, 2011	$346,000
June 30, 1997	June 30, 2012	1,405,000
June 30, 1998	June 30, 2018	999,000
June 30, 1999	June 30, 2019	1,361,000
June 30, 2000	June 30, 2020	1,091,000
June 30, 2001	June 30, 2021	2,002,000
June 30, 2002	June 30, 2022	2,527,000
June 30, 2003	June 30, 2023	1,364,000
June 30, 2004	June 30, 2024	2,162,000
June 30, 2005	June 30, 2025	2,208,000
June 30, 2006	June 30, 2026	2,373,000
June 30, 2007	June 30, 2027	1,177,000
June 30, 2008	June 30, 2028	1,676,000
June 30, 2009	June 30, 2029	1,974,000

Total		$22,665,000

Current federal tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change of a corporation.  Accordingly, the Company's ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such ownership changes.  Such a limitation could result in the expiration of loss carryforwards before they are utilized.

For tax purposes, the Company has unused capital losses available to carryforward to future tax years.  At June 30, 2009, the amounts and expiration dates of the Company's capital loss carryforwards are as follows.

Year Ended	Expires	Amount

June 30, 2005	June 30, 2010	$1,250,000

Total		$1,250,000

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2009, 2008 and 2007
(US Dollars)

7.	INCOME TAXES (Continued)

In July 2006, the FASB released the Final Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also requires additional disclosure of the beginning and ending unrecognized tax benefits and details regarding the uncertainties that may cause the unrecognized benefits to increase or decrease within a twelve month period.

We adopted the provisions of FIN 48 on July 1, 2007.  There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption.  We have an unrecognized tax benefit of $336,000 as of June 30, 2009, including no accrued amounts for interest and penalties.

Our policy will be to recognize interest and penalties related to income taxes as a component of income tax expense.  We are subject to income tax examinations for U.S. incomes taxes from the year ended June 30, 1996 forward.  We do not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2010.

8.	LOSS PER SHARE

	Income (Numerator)	Weighted Average Number of Shares (Denominator)	Loss Per Share

2009
Loss for the year	$(1,554,876)
Preferred stock dividends	(15,427)

Loss attributable to common shareholders	$(1,570,303)	47,360,459	$(0.03)

2008
Loss for the year	$(1,938,216)
Preferred stock dividends	(15,427)

Loss attributable to common shareholders	$(1,953,643)	45,617,756	$(0.04)

2007
Loss for the year	$(5,985,850)
Preferred stock dividends	(15,427)

Loss attributable to common shareholders	$(6,001,277)	45,230,171	$(0.13)

Common share equivalents consisting of stock options and warrants are not considered in the computation of diluted loss per share because their effect would be anti-dilutive.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Our Company has a Board of Directors which is currently comprised of two members.  Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed.  The members of the Board and the executive officers of our Company and their respective age and position are as follows:

Name	Age	Position with Company	Director of Company Since

William S. Robinson	52	Director, Chairman, CEO and Treasurer	February 1996

William A. Ince	58	Director, President, Secretary and Chief Financial Officer	February 1996

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

Non-Executive Officer / Significant Consultant

Mohamed Zeidan
(Consultant)

Subsequent to the year end on August 10, 2009 our Company retained the services of Mr. Zeidan. Mr. Zeidan has over 25 years of experience in automotive engineering and engineering management. At Lear Corp. he was the Chief Technology Officer and Director of Hybrid Engineering, creating the Hybrid Engineering Department that developed innovative technologies resulting in major business growth. Prior to Lear, he worked at United Technologies Automotive “UTA” for about 14 years in Advanced Engineering for many Global OEM programs from Advance Phase through Production Launch being the complete life cycle of the technology.

Mr. Zeidan and his team will identify partners for joint development of our customers’ products utilizing ElectriPlast™, and take it through product implementation, including prototype testing to secure technology approval and validation, and secure awarding of contracts.

The term of the agreement is from August 10, 2009 and expiry on July 31, 2011. The agreement calls for a monthly fee for Mr, Zeidan and his team of engineers of $25,000. In addition, Mr. Zeidan has been granted by Integral, options to acquire 2,000,000 shares of Integral’s common stock at an exercise price of $0.25 per share. These options shall be fully vested pursuant to the schedule attached in Exhibit 10.32. Either party may terminate the agreement at “six month” intervals with 30 days notice as more fully explained in Exhibit 10. 32.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Company's officers and directors, and persons who own more than 10% of a registered class of our Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”).  Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of copies of such reports received or written representations from certain reporting persons, we believe that, during the year ended June 30, 2009, all Section 16(a) filing requirements applicable to our officers, directors and ten percent shareholders were complied with by such persons.

ITEM 11. EXECUTIVE COMPENSATION

The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to our executive officers, and other individuals for whom disclosure is required, for all services rendered in all capacities to Integral and our subsidiaries.

Summary Compensation Table
The following table
The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, to or for Integral’s principal executive officer and each of the other executive officers (one person) and one non-executive officer, during the fiscal years ended June 30, 2009 and 2008.

Name and Principal Position	Fiscal Year Ended June 30	Salary ($)	Bonus ($)	Stock Awards	Options Awards ($) (n2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (n3)	Total ($)

William S.	2009	$210,000	-0-	-0-	$-0-	-0-	-0-	$28,282	$238,282
Robinson	2008	$210,000	-0-	-0-	$-0-	-0-	-0-	$28,282	$238,282
Chief Executive Officer, Treasurer, Chairman, Director

William A.	2009	$210,000	-0-	-0-	-0-	-0-	-0-	$23,145	$233,145
Ince	2008	$210,000	-0-	-0-	-0-	-0-	-0-	$23,145	$233,145
Chief Financial and Accounting Officer, President, Secretary, Director

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

(n2)
On July 1, 2002, Mr. Ince was granted an option to acquire 415,000 shares of common stock at an exercise price of $1.00 per share.  In December 2005, the expiration date of these options was extended until December 31, 2007.  Then in June 2007, the expiration date of these options was extended until December 31, 2010.

Subsequent to June 30, 2009, Mr. Robinson and Mr. Ince were each granted an option to acquire 500,000 shares of common stock at an exercise price of $0.25 per share. These options are exercisable after January 1, 2010 and expire on December 31, 2014.

On November 6, 2006, Mr. Aisenbrey, Integral’s former Chief Technology Officer, was granted an option to acquire 1,000,000 shares of common stock at an exercise price of $2.25 per share, exercisable in whole or in part at any time until June 30, 2010.  The exercise price per share shall automatically be adjusted down to $.001 per share in the event of a ”triggering event,” which is defined as the termination of employment of Mr. Aisenbrey or a change in control of Integral. A change in control of Integral shall be deemed to have occurred if there is any sale, exchange or transfer of all or substantially all of the assets of Integral, or if there is any merger or share exchange involving Integral, which has the result of effecting a change in control of the business through a change in management and/or officers and directors of Integral.

(n3)
William S. Robinson and William A. Ince each own shares of Series A Preferred Stock.  A 5% dividend on the Series A Preferred Stock is payable in cash or shares of common stock at the election of Integral.  For the year ended June 30, 2009, $10,282 was paid or accrued for Mr. Robinson and $5,145 was paid or accrued for Mr. Ince.  For the year ended June 30, 2008, $10,282 was paid or accrued for Mr. Robinson and $5,145 was paid or accrued for Mr. Ince.

William S. Robinson and William A. Ince each received an automobile expense allowance of $18,000 in 2009 and $18,000 in 2008.

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

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common stock purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of June 30, 2009.

Option Awards						Stock Awards
			Equity Incentive Plan Awards:					Equity Incentive Plan Awards:	Equity Incentive Plan Awards:

Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

William S. Robinson (n1)	0	0	0			0	0	0	0

William A. Ince (n2)	415,000	0	0	$1.00	12/31/2010	0	0	0	0

(n1)
Mr. Robinson holds the following options: Subsequent to the year end on July 14, 2009 Mr. Robinson was granted an option to acquire 500,000 shares of common stock at an exercise price of $0.25 per share. These options are exercisable after January 1, 2010 and expire on December 31, 2014.

(n2)
Mr. Ince holds the following options:  Subsequent to the year end on July 1, 2002, Mr. Ince was granted an option to acquire 415,000 shares of common stock at an exercise price of $1.00 per share.  In June 2007, the expiration date of these options was extended until December 31, 2010. On July 14, 2009 Mr. Ince was granted an option to acquire 500,000 shares of common stock at an exercise price of $0.25 per share. These options are exercisable after January 1, 2010 and expire on December 31, 2014.

(n2)	Mr. Aisenbrey, Integral’s former Chief Technology Officer holds the following options:

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

Compensation of Directors

No compensation was paid by Integral to its Directors for any service provided as a Director during the fiscal year ended June 30, 2009.  There are no other formal or informal understandings or arrangements relating to compensation; however, Directors may be reimbursed for all reasonable expenses incurred by them in conducting Integral’s business.  These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Subsequent to the year end on August 1, 2009 the Board of Directors deemed it in the best interest of the Company to enter into employment agreements with William S. Robinson, its Chief Executive Officer and Treasurer and William A. Ince its President and Accounting Officer.

Mr. Robinson’s agreement calls for the following terms and conditions. The term of the agreement is from August 1, 2009 through to July 31, 2014. The agreement calls for a compensation package of $220,000 annually for services and $1,500 per month for automobile allowance. In addition, Integral has granted Mr. Robinson options to acquire 500,000 shares of Integral’s common stock at an exercise price of $0.25 per share. These options shall be fully vested on August 1, 2009 and may be exercised in whole or in part any time after January 1, 2010. All options shall expire on December 31, 2014.

Mr. Ince’s agreement calls for the following terms and conditions. The term of the agreement is from August 1, 2009 through to July 31, 2014. The agreement calls for a compensation package of $220,000 annually for services and $1,500 per month for automobile allowance. In addition, Integral has granted Mr. Ince options to acquire 500,000 shares of Integral’s common stock at an exercise price of $0.25 per share. These options shall be fully vested on August 1, 2009 and may be exercised in whole or in part any time after January 1, 2010. All options shall expire on December 31, 2014.

In the event of termination without cause, Mr. Robinson or Mr. Ince are entitled to one years compensation.

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

Employee Benefit and Consulting Services Compensation Plans

As of June 30, 2009, Integral had two Employee Benefit and Consulting Services Compensation Plans in effect.

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

Subsequent to the year end on July 14, 2009, Integral adopted an employee benefit and consulting services compensation plan entitled the Integral Technologies, Inc. 2009 Stock Plan (the “2009 Plan”).  The 2009 Plan covers up to 5,000,000 shares of common stock. The 2009 Plan has not previously been approved by security holders.

Under all Plans, Integral may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of Integral and its subsidiaries.  The purpose of the Plans is to promote the best interests of Integral and its shareholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of Integral.  The Plans are administered by Integral's Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which Integral or its subsidiaries is liable if a direct issue of stock and all other terms on which each option shall be granted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock

The following table sets forth, as of September 14, 2009 the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral’s common stock, each director and executive officer individually and all directors and executive officers of Integral as a group.  Each person is believed to have sole voting and investment power over the shares except as noted.

Name and Address of Beneficial Owner (n1)	Amount and Nature of Beneficial Ownership(n1)(n2)	Percent of Class (n3)
Executive Officers and Directors:
William S. Robinson (n4) #3 1070 West Pender St. Vancouver, B.C. V6E 2N7	3,030,781	5.8%
William A. Ince (n5) 805 W. Orchard Dr., Suite #7 Bellingham, WA 98225	2,723,544	5.3%
All executive officers and directors as a group	5,754,325	11.1%

(n1)	Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(n2)
Includes vested options beneficially owned but not yet exercised and outstanding, if any.  The table does not include the effects of conversion by Mr. Robinson and Mr. Ince of their shares of Series A Convertible Preferred Stock (“Series A”), which are convertible into shares of common stock at a conversion rate that varies with the market price of the common stock at the time of conversion.  The conversion rate is determined by dividing the number of shares of Series A being converted by the average of the high and low bid prices of Integral’s common stock reported by the OTC Bulletin Board over the ten trading days preceding the date of conversion.  Mr. Robinson owns 204,975 shares of Series A and Mr. Ince owns 103,563 shares of Series A.  As of September 14, 2009, the conversion rate was $0.42 per share, so Mr. Robinson’s 204,975 shares of Series A were convertible into 488,035 shares of common stock, and Mr. Ince’s 103,563 shares of Series A were convertible into 246,578 shares of common stock.  The actual number of shares of common stock receivable by Messrs. Robinson and Ince upon conversion of the Series A would depend on the actual conversion rate in effect at the time of conversion.

(n3)
Based upon 50,305,769 shares issued and outstanding, plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(n4)
Mr. Robinson is an executive officer and director of Integral and each of its subsidiaries.  Beneficial ownership figure includes an aggregate of 150,000 shares held in the names of his spouse and his two minor children and 500,000 underlying options.

(n5)	Mr. Ince is an executive officer and director of Integral and each of its subsidiaries. Beneficial ownership figure includes 915,000 shares underlying options.

Series A Convertible Preferred Stock

The following table sets forth, as of September 14, 2009, the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral’s Series A Convertible Preferred Stock, each Officer and Director individually and all Directors and Officers of Integral as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

Name and Address of Beneficial Owner (n1)	Amount and Nature of Beneficial Ownership(n1)	Percent of Class (n2)
William S. Robinson (n3) – #3 1070 West Pender St. Vancouver, B.C. V6E 2N7	204,975	66.4%
William A. Ince (n4) – 805 W. Orchard Dr., Suite #3 Bellingham, WA 98225	103,563	33.6%
All officers and directors of Integral as a group (2 persons)	308,538	100%

(n1)	Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(n2)         Based upon 308,538 Series A Convertible Preferred shares issued and outstanding.

(n3)	Mr. Robinson is an executive officer and director of Integral and each of its subsidiaries.

(n4)	Mr. Ince is an executive officer and director of Integral and each of its subsidiaries.

Equity Compensation Plan Information

The following information concerning the Company’s equity compensation plans is as of the end of the fiscal year ended June 30, 2009:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	3,370,000	$1.21	1,839,500
Total	3,370,000	$1.21	1,839,500

As of June 30, 2009, Integral had two Employee Benefit and Consulting Services Compensation Plans in effect.

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

Subsequent to the year end on July 14, 2009, Integral adopted an employee benefit and consulting services compensation plan entitled the Integral Technologies, Inc. 2009 Stock Plan (the “2009 Plan”).  The 2009 Plan covers up to 5,000,000 shares of common stock.  The 2009 Plan has not previously been approved by security holders.

Under all three Plans, Integral may issue common stock and/or options to purchase common stock to certain officers, directors and employees and consultants of Integral and its subsidiaries.  The purpose of the Plans is to promote the best interests of Integral and its shareholders by providing a means of non-cash remuneration to eligible participants who contribute to operating progress and earning power of Integral.  The Plans are administered by Integral's Board of Directors or a committee thereof which has the discretion to determine from time to time the eligible participants to receive an award; the number of shares of stock issuable directly or to be granted pursuant to option; the price at which the option may be exercised or the price per share in cash or cancellation of fees or other payment which Integral or its subsidiaries is liable if a direct issue of stock and all other terms on which each option shall be granted.

In addition, included in the chart are two grant of options that were outside of the 2001 Plan and the 2003 Plan, made to Thomas Aisenbrey, Integral’s former Chief Technology Officer:

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the beginning of the last fiscal year, we entered into the following transactions in which our officers and directors have a material interest:

(a)           William S. Robinson and William A. Ince each own shares of Series A Preferred Stock.  A 5% dividend on the Series A Preferred Stock is payable in cash or shares of common stock at the election of Integral.  For the year ended June 30, 2009, $10,282 was paid or accrued for Mr. Robinson and $5,145 was paid or accrued for Mr. Ince.

(b)           On November 6, 2006, we provided a Grant of Option to Thomas Aisenbrey, Integral’s former Chief Technology Officer. Pursuant to the Grant of Option, which was not under either of our formal Employee Benefit and Consulting Services Compensation Plans, Mr. Aisebrey was granted an option to acquire 1,000,000 share of common stock at an exercise price of $2.25 per share, exercisable in whole or in part at any time until June 30, 2010.  The exercise price per share shall automatically be adjusted down to $.001 per share in the event of a ”triggering event,” which is defined as the termination of employment of Mr. Aisenbrey or a change in control of Integral. A change in control of Integral shall be deemed to have occurred if there is any sale, exchange or transfer of all or substantially all of the assets of Integral, or if there is any merger or share exchange involving Integral, which has the result of effecting a change in control of the business through a change in management and/or officers and directors of Integral.  The option and the underlying shares of common stock are subject to restrictions on transfer, as required by applicable federal and state securities laws.

DIRECTOR INDEPENDENCE

Our Board of Directors is comprised of two members, William S. Robinson and William A. Ince, both of whom are also executive officers.  We do not have any independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Company’s board of directors reviews and approves audit and permissible non-audit services performed by Pannell Kerr Forster, Vancouver, Canada (“PKF”), as well as the fees charged by PKF for such services.  In its review of non-audit service fees and its appointment of PKF as our Company’s independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining PKF’s independence.  All of the services provided and fees charged by PKF in the fiscal year ended June 30, 2009 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services rendered by PKF for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-Q for fiscal years ended June 30, 2009 and 2008 were $41,160 and $47,530, respectively.

Audit-Related Fees

There were no other fees billed by PKF during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

The were no fees billed for professional services rendered by PKF for tax compliance services in fiscal years ended June 30, 2009 and 2008.

All Other Fees

There were no other fees billed by PKF during the last two fiscal years for products and services provided by PKF.

ITEM 15. EXHIBITS

Exhibit No.	Description

3.03	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.03 of Integral’s quarterly report on Form 10-QSB for the period ended March 31, 2006.)

3.04	Bylaws, as amended and restated on December 31, 1997. (Incorporated by reference to Exhibit 3.04 of Integral’s quarterly report on Form 10-QSB for the period ended March 31, 2006.)

3.05	Amendment to Series A Preferred Stock-July 14, 2009

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

10.29	Integral Technologies, Inc. 2009 Stock Option Plan dated July 14, 2009

10.30	Employment Agreement between Integral and William Robinson dated July 14, 2009.

10.31	Employment Agreement between Integral and William Ince dated July 14, 2009.

10.32	Consulting Agreement between Integral and Mohamed Zeidan dated August 10, 2009.

14.1	Code of Ethics adopted September 20, 2004. (Incorporated by reference to Exhibit 14.1 of Integral’s annual report on Form 10-KSB for the period ended June 30, 2004.)

21.4	List of Subsidiaries. (Incorporated by reference to Exhibit 21.4 of Integral’s annual report on Form 10-KSB for the period ended June 30, 2004.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL TECHNOLOGIES, INC

Dated: September 28, 2009	/s/ William S. Robinson
William S. Robinson, Chief Executive Officer

/s/ William A. Ince
William A. Ince, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William S. Robinson	Director	September 28, 2009
William S. Robinson

/s/ William A. Ince	Director	September 28, 2009
William A. Ince