Form 10-Q
period 2009-09-30
INTEGRAL TECHNOLOGIES INC
filed 2009-11-16
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of September 15, 2009, there were 50,575,769 outstanding shares of the Registrant's Common Stock, $0.001 par value.

INTEGRAL TECHNNOLOGIES, INC.
September 30, 2009 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheet
(US Dollars)

	September 30, 2009	June 30, 2009
	(Unaudited)

Assets

Current
Cash	$433,380	$535,231
Prepaid expenses	9,783	11,353

Total Assets	$443,163	$546,584

Liabilities

Current
Accounts payable and accruals	$686,182	$661,792

Total Current Liabilities	686,182	661,792

Stockholders’ Deficit

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
20,000,000 Shares authorized
308,538 (June 30, 2008 - 308,538) issued and outstanding	308,538	308,538
Common Stock and Paid-in Capital in Excess of $0.001 Par Value
50,000,000 Shares authorized
50,575,769 (June 30, 2009 – 50,305,769) issued and outstanding	31,132,703	30,524,475
Promissory Notes Receivable	(29,737)	(29,737)
Subscriptions Received	219,500	0
Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(31,920,290)	(30,964,751)

Total Stockholders’ Deficit	(243,019)	(115.208)

Total Liabilities and Stockholders’ Deficit	$443,163	$546,584

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
(US Dollars)

			Period from
			February 12,
			1996
	Three Months Ended		(Inception) to
	September 30,		September 30,
	2009	2008	2009

Revenue	$0	$0	$249,308
Cost of Sales	0	0	216,016
	0	0	33,292
Other Income	72	3,862	865,679

	72	3,862	898,971
Expenses
Consulting	441,610	72,570	6,993,216
Salaries and benefits	378,502	158,558	10,065,791
Legal and accounting	50,300	48,013	4,454,059
Research and development	28,395	56,694	1,499,358
General and administrative	19,813	19,298	1,202,637
Travel and entertainment	15,243	15,263	1,372,523
Rent	10,904	12,182	498,574
Telephone	5,372	5,263	464,667
Bank charges and interest, net	546	2,344	205,834
Advertising	0	1,591	332,861
Settlement of lawsuit	0	0	45,250
Remuneration pursuant to proprietary, non-competition agreement	0	0	711,000
Financing fees	0	0	129,043
Write-off of investments	0	0	1,250,000
Interest on beneficial conversion feature	0	0	566,455
Write-down of license and operating assets	0	0	1,855,619
Bad debts	0	0	46,604
Amortization	0	0	324,386
	950,685	391,776	32,017,877
Net Loss for Period	$(950,613)	$(387,914)	$(31,118,906)
Net Loss Per Common Share	$(0.02)	$(0.01)
Weighted Average Number of Common
Shares Outstanding	50,308,769	45,714,969

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, June 30, 2008	45,704,969	$29,219,711	308,538	$308,538	$(29,737)	$276,500	$46,267	$(29,394,448)		$426,831
Shares Issued for
Past services (note 2(a))	100,000	60,500	0	0	0	(46,500)	0	0		14,000
Subscription received	4,500,800	1,125,200	0	0	0	(230,000)	0	0		895,200
Dividends on preferred shares	0	0	0	0	0	0	0	(15,427)		(15,427)
Stock option compensation	0	119,064	0	0	0	0	0	0		119,064
Net loss for period	0	0	0	0	0	0	0	(1,554,876)		(1,554,876)

Balance, June 30, 2009	50,305,769	$30,524,475	308,538	$308,538	$(29,737)	0	$46,267	$(30,964,751)	$	(115,208)
Shares Issued for
Past services (note 2(a))	270,000	81,000	0	0	0	0	0	0		81,000
Subscription received	0		0	0	0	219,500	0	0		219,500
Dividends on preferred shares	0	0	0	0	0	0	0	(4,926)		(4,926)
Stock based compensation	0	527,228	0	0	0	0	0	0		527,228
Net loss for period	0	0	0	0	0	0	0	(950,613)		(950,613)

Balance, September 30, 2009 (unaudited)	50,575,769	$31,132,703	308,538	$308,538	$(29,737)	$219,500	$46,267	$(31,920,290)		$(243,019)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
(US Dollars)

			Period from
			February 12,
			1996
	Three Months Ended		(Inception) to
	September 30,		September 30,
	2009	2008	2008
Operating Activities
Net loss	$(950,613)	$(387,914)	$(31,118,906)
Items not involving cash
Write-down of investment	0	0	1,250,000
Proprietary, non-competition agreement	0	0	711,000
Amortization	0	0	349,941
Other income	0	0	(658,305)
Consulting services and financing fees	81,000	0	1,618,783
Stock based compensation	527,228	28,476	6,360,586
Interest on beneficial conversion feature	0	0	566,456
Settlement of lawsuit	0	0	60,250
Write-down of license and operating assets	0	0	1,853,542
Bad debts	0	0	77,712
Changes in Non-Cash Working Capital
Due from affiliated company	0	0	(116,000)
Notes and account receivable	0	0	(109,213)
Inventory	0	0	(46,842)
Prepaid expenses	1,570	5,781	(9,782)
Other	0	0	(2,609)
Accounts payable and accruals	19,464	(27,404)	938,828
Cash Used in Operating Activities	(321,351)	(381,061)	(18,274,559)
Investing Activities
Purchase of property, equipment and intangible assets	0	0	(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0	(129,474)
Investment purchase	0	0	(2,000,000)
License agreement	0	0	(124,835)
Cash Used in Investing Activities	0	0	(2,455,244)
Financing Activities
Redemption of preferred shares	0	0	(50,000)
Repayment of loan	0	0	(11,000)
Repayments to stockholders	0	0	(91,283)
Proceeds from Issuance of common stock	0	0	19,095,670
Advances from stockholders	0	0	1,078,284
Share issue cost	0	0	(227,420)
Subscriptions received	219,500	37,000	722,665
Proceeds from convertible debentures	0	0	600,000
Cash Provided by Financing Activities	219,500	37,000	21,116,916
Effect of Foreign Currency Translation on Cash	0	0	46,267
Inflow (Outflow) of Cash	(101,851)	(344,061)	433,380
Cash, Beginning of Period	535,231	1,104,104	0
Cash, End of Period	$433,380	$760,043	$433,380

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2009
(Unaudited)
(US Dollars)

1.	BASIS OF PRESENTATION

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information.  These financial statements are condensed and do not include all disclosures required for annual financial statements.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s June 30, 2009 Form 10-K.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2009 and June 30, 2009 and the consolidated results of operations and cash flows for the three months ended September 30, 2009 and 2008.  The results of operations for the three months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	STOCKHOLDERS’ EQUITY

(a)	Common stock

During the period ended September 30, 2009, the Company issued 270,000 shares as consideration for consulting services.  The shares were issued at their quoted market price of $0.30/share on the date of issuance

(b)	Stock options

The following table summarizes the Company’s stock option activity for the three-month period ended September 30, 2009:

			Weighted
			Average
	Number	Price	Exercise
	of Options	Per Share	Price

Balance, June 30, 2009	3,370,000	$0.50 to $ 2.25	$1.21
Granted	3,500,000	$0.25	$0.25
Expired	(745,000)	$0.65 to $1.16	$0.94
Exercised	0	$0.00	$0.00

Balance, September 30, 2009	6,125,000	$0.25 to $ 2.25	$0.69

2.	STOCKHOLDERS’ EQUITY (Continued)

(b)	Stock options (Continued)

The following summarizes the options outstanding and exercisable, which were fully vested at these dates:

		Number of Options
	Exercise	September 30,	June 30,
Expiry Date	Price	2009	2009

November 15, 2009	$1.00	100,000	100,000
June 30, 2010	$0.50	1,000,000	1,000,000
June 30, 2010	$2.25	1,000,000	1,000,000
August 31, 2010	$0.65 to $1.10	110,000	855,000
December 31, 2010	$1.00	415,000	415,000
December 31, 2011	$0.25	2,500,000	0
December 31, 2014	$0.25	1,000,000	0

Total outstanding	$0.25 to $ 2.25	6,125,000	3,370,000
Total exercisable	$0.25 to $ 2.25	4,325,000	3,370,000

(c)	Stock purchase warrants

The following table summarizes the Company's stock purchase warrant activity for the three-month period ended September 30, 2009:

			Weighted
			Average
	Number	Price	Exercise
	of Warrants	Per Share	Price

Balance, June 30, 2009	4,500,800	$0.50	$0.50
Issued	0	$0.00	$0.00
Expired	0	$0.00	$0.00

Balance, September 30, 2009	4,500,800	$0.50	$0.50

The following stock purchase warrants were outstanding:

		Number of Warrants
	Exercise	September	June 30,
Expiry Date	Price	30, 2009	2009

December 31, 2010	$0.50	4,500,800	4,500,800

2.	STOCKHOLDERS’ EQUITY (Continued)

(d)	Stock based compensation

During the period ended September 30, 2009, the Company extended the expiry date from August 31, 2009 to August 31, 2010 of 110,000 options.  These options have been re-measured resulting stock based compensation  $nil.

During the period ended September 30, 2009, the Company granted options totaling 3,500,000. This has resulted in non-cash compensation expense of $527,228.  As of September 30, 2009, the unrecorded deferred stock-based compensation balance related to those stock options was $710,661 and will be recognized over an estimated weighed average amortization period of 1.18 years.

The fair value of each option grant is calculated using the following weighted average assumptions:

Expected life (years)	1-3
Interest rate	1.02%
Volatility	184.10%
Dividend yield	0.00%
Forfeiture rate	0.00%

(e)	Subscriptions received

During the period ended September 30, 2009, a total of $219,500 was received for a subscription of 627,143 units at $0.35 per unit, each unit consists of one share of common stock and one warrant.  Each warrant entitles the holder to purchase one share of common stock on or before two years after the closing date at an exercise price of $0.70 per share. To date, these units have not been issued.

3.	SUBSEQUENT EVENTS

Subsequent events or transactions have been evaluated subsequent to the balance sheet date, but prior to November 12, 2009, the issuance date of these financial statements, for recognition or disclosure. The events requiring disclosure have been described in note 2.

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

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From inception on February 12, 1996 through September 30, 2009, we have accrued an accumulated deficit of approximately $31.9 million.

At September 30, 2009, all of our assets were current assets of $443,163 consisting of cash of $433,380 and prepaid expenses of $9,783.  All of our property and equipment has been fully depreciated.

At September 30, 2009, all of our liabilities were current liabilities of $686,182, consisting of accounts payable and accruals.  Of this amount, payables for legal fees (including associated filing fees) related to patent filings accounted for approximately $535,000 of the total.

At September 30, 2009, total stockholder’s deficit was $243,019.

Results of Operations for the Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008

Our net loss for the quarter ended September 2009, was $950,613, compared to a net loss of $387,914 for the corresponding period of the prior fiscal year, an increase of $562,699 which was primarily a result of an increase in stock based compensation of $527,228.

Total expenses for the quarter ended September 30, 2009, was $950,685 compared to total expenses of $391,776 for the corresponding period of the prior fiscal year, an increase of $558,909 which was primarily a result of an increase in stock based compensation of $527,228.

Total income for the quarter ended September 30, 2009, was comprised of “other income” of $72 compared to “other income” of $3,862 for the corresponding period of the prior fiscal year, a decrease of $3,790.  The category of “other income” consists of interest income and nominal license fees.

Consulting expenses during the quarter ended September 30, 2009, were $441,610  which included non-cash, issuance of shares in consideration for consulting services in the amount of $81,000 (representing the market value of the shares at the date when the shares were to be issued) and $257,058 for non-cash stock based compensation charges for the granting of options. In the corresponding period of the prior fiscal year, consulting expenses were $72,570, which included non-cash, stock based compensation charges of $12,945.

Salaries and benefits expenses during the quarter ended September 30, 2009, were $378,502 which included non-cash, stock based compensation charges (for the extension of the expiry date of options and the granting of options) of $270,170. In the corresponding period of the prior fiscal year, salaries and benefits expenses were $158,558, which included non-cash, stock based compensation charges of $15,531.

Research and development costs of $28,395 during the quarter ended September 30, 2009, are attributable to refining the manufacturing process of our ElectriPlast™ material.  In the corresponding period of the prior fiscal year, the amount expensed under this category was $56,694.

For the three months ended September 30, 2009, our cash used in operating activities was $321,351 compared to $381,061 used in the corresponding period of the prior fiscal year for a decrease of $59,710.

For the three months ended September 30, 2009, our cash provided by financing activities was $219,500 compared to $37,000 provided in the corresponding period of the prior fiscal year. The difference of $182,500 was due to subscriptions received during the three months ended September 30, 2009, for the private placement of equity securities.

We anticipate spending up to approximately $250,000 over the next twelve months on ongoing research and development (primarily salaries and consulting fees) of the different applications and uses of our technologies.

Results of Operations for the Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008 (Continued)

During the next twelve months, we do not anticipate increasing our staff.

Since inception we have funded our operations through capital fundraising and loans from management.

As of September 30, 2009, we had $433,380 in cash on hand.  Accordingly, management believes that there is adequate cash on hand to fund operations over the next 3 months and additional equity funding will be required thereafter.

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

Of the aforementioned 76 U.S. patent applications which have been filed, 52 have been rejected and 24 have received a non final rejection. Certain patent applications have been rejected by the patent office due to more stringent requirements implemented by the patent office over 18 months ago. The company has elected not to appeal those patent application rejected as the contents of those rejected applications have been incorporated into subsequent applications.

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

Summary descriptions of our manufacturing agreement with Jasper Rubber Products, Inc. and our various patent license agreements are included in our annual report on Form 10-K for the year ended June 30, 2009.

Patents/Trademarks on Technologies (Continued)

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

Recent Accounting Pronouncements

Codification

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162” (the Codification).  The Codification will be the single source of authoritative nongovernmental U.S. accounting and reporting standards, superseding existing FASB, AICPA, EITF and related literature. The Codification eliminates the hierarchy of generally accepted accounting principles (“GAAP”) contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which for the Company would be September 30, 2009.  There was no change to our consolidated financial statements upon adoption.  All accounting references have been updated. SFAS references have been replaced with Accounting Standard Codification (“ASC”) references.

Fair Value Measurements

Effective January 1, 2008, the Company adopted ASC 825, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The adoption of ASC 825 did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued ASC 825-10.  ASC 825-10 extends disclosure requirements to interim period financial statements, in addition to the existing requirements for annual periods and disclosure of the methods and significant assumptions used to estimate fair value.  ASC 825-10 is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 825-10 did not have a material impact on the consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued ASC 855.  ASC 855 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  ASC 855 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively.  The adoption of ASC 855 did not have a material impact on our consolidated financial statements.

Revenue Recognition

In September 2009, the Emerging Issues Task Force (“EITF”) reached a consensus on ASC 605-25.  ASC 605-25 eliminates the criterion for objective and reliable evidence of fair value for the undelivered products or services. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet both of the following criteria:

•	The delivered items have value to the customer on a standalone basis; and
•
If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

Recent Accounting Pronouncements (Continued)
Revenue Recognition (Continued)

ASC 605-25 eliminates the use of the residual method of allocation and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (i.e., the relative selling price method). When applying the relative selling price method, a hierarchy is used for estimating the selling price for each of the deliverables, as follows:

•	VSOE of the selling price;
•	Third-party evidence (TPE) of the selling price – prices of the vendor’s or any competitor’s largely interchangeable products or services, in standalone sales to similarly situated customers; and
•	Best estimate of the selling price.

In September 2009, the EITF reached a consensus on ASC 985-605.  Entities that sell joint hardware and software products that meet the scope exception (i.e., essential functionality) will be required to follow the guidance in ASC 985-605.  ASC 985-605 provides a list of items to consider when determining whether the software and non-software components function together to deliver a product’s essential functionality.

ASC 985-605 must be adopted for arrangements entered into beginning January 1, 2011, and may be early-adopted.  The Company is currently evaluating the impact of adopting ASC 985-605 and ASC 605-25 on our consolidated financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including William S. Robinson, our Chief Executive Officer (“CEO”) and William A. Ince, our  Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended September 30, 2009.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the quarter ended September 30, 2009.  Based on that evaluation, our Chief Executive Of ficer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

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

DATE: November 16, 2009

Integral Technologies, Inc.

By:	/s/ William S. Robinson
William S. Robinson, Chief Executive Officer
and Principal Executive Officer

By:	/s/ William A. Ince
William A. Ince, Chief Financial Officer and
Principal Accounting Officer

Date: November 16, 2009

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