Form 10-Q
period 2009-12-31
INTEGRAL TECHNOLOGIES INC
filed 2010-02-16
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2009.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of February 3, 2010, there were 50,575,769 outstanding shares of the Registrant's Common Stock, $0.001 par value.

INTEGRAL TECHNNOLOGIES, INC.
December 31, 2009 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheet
(US Dollars)

	December 31, 2009	June 30, 2009
	(Unaudited)

Assets

Current
Cash	$389,937	$535,231
Prepaid expenses	7,817	11,353

Total Assets	$397,754	$546,584

Liabilities

Current
Accounts payable and accruals	$716,410	$661,792

Total Current Liabilities	716,410	661,792

Stockholders’ Deficit

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
20,000,000 Shares authorized 308,538 (June 30, 2009 - 308,538) issued and outstanding	308,538	308,538
Common Stock and Paid-in Capital in Excess of $0.001 Par Value
150,000,000 Shares authorized 50,575,769 (June 30, 2009 – 50,305,769) issued and outstanding	31,211,373	30,524,475
Promissory Notes Receivable	(29,737)	(29,737)
Subscriptions Received	641,200	0
Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(32,496,297)	(30,964,751)

Total Stockholders’ Deficit	(318,656)	(115.208)

Total Liabilities and Stockholders’ Deficit	$397,754	$546,584

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
(US Dollars)
					Period from
					February 12,
					1996
	Three Months Ended		Six Months Ended		(Inception) to
	December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009

Revenue	$0	$0	$0	$0	$249,308
Cost of Sales	0	0	0	0	216,016
Gross Profit	0	0	0	0	33,292
Other Income	61	2,191	133	6,053	865,740
Total Income	61	2,191	133	6,053	899,032
Expenses
Legal and accounting	48,860	93,710	99,160	141,723	4,502,919
Salaries and benefits	110,025	146,000	488,527	304,558	10,175,816
Consulting	240,003	58,512	681,613	131,082	7,233,219
General and administrative	33,364	15,325	53,177	34,623	1,236,001
Travel and entertainment	18,952	16,194	34,195	31,457	1,391,475
Bank charges and interest, net	173	92	719	2,436	206,007
Rent	12,371	10,261	23,275	22,443	510,945
Telephone	4,440	8,057	9,812	13,320	469,107
Advertising	1,520	0	1,520	1,591	334,381
Research and development	69,194	53,620	97,589	110,314	1,568,552
Settlement of lawsuit	0	0	0	0	45,250
Remuneration pursuant to proprietary, non-competition agreement	0	0	0	0	711,000
Financing fees	32,240	0	32,240	0	161,283
Write-off of investments	0	0	0	0	1,250,000
Interest on beneficial conversion feature	0	0	0	0	566,455
Write-down of license and operating assets	0	0	0	0	1,855,619
Bad debts	0	0	0	0	46,604
Amortization	0	0	0	0	324,386
Total Expenses	571,142	401,771	1,521,827	793,547	32,589,019
Net Loss for Period	$(571,081)	$(399,580)	$(1,521,694)	$(787,494)	$(31,689,987)

Loss Per Share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted Average Number of Common Shares Outstanding	50,575,769	45,754,969	50,442,236	45,734,860

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

		Common		Preferred				Deficit
	Shares	Stock and	Shares of	Stock and				Accumulated
	of Common	Paid-in Capital	Preferred	Paid-in Capital	Promissory		Other	During the	Total
	Stock	in Excess	Stock	in Excess	Notes	Share	Comprehensive	Development	Stockholders'
	Issued	of Par	Issued	of Par	Receivable	Subscriptions	Income	Stage	Equity (Deficit)

Balance, June 30, 2008	45,704,969	$29,219,711	308,538	$308,538	$(29,737)	$276,500	$46,267	$(29,394,448)	$426,831
Shares Issued for
Past services (note 2(a))	100,000	60,500	0	0	0	(46,500)	0	0	14,000
Subscription received	4,500,800	1,125,200	0	0	0	(230,000)	0	0	895,200
Dividends on preferred shares	0	0	0	0	0	0	0	(15,427)	(15,427)
Stock option compensation	0	119,064	0	0	0	0	0	0	119,064
Net loss for period	0	0	0	0	0	0	0	(1,554,876)	(1,554,876)

Balance, June 30, 2009	50,305,769	$30,524,475	308,538	$308,538	$(29,737)	0	$46,267	$(30,964,751)	$ (115,208)
Shares Issued for
Past services (note 2(a))	270,000	81,000	0	0	0	0	0	0	81,000
Subscription received	0	0	0	0	0	641,200	0	0	641,200
Dividends on preferred shares	0	0	0	0	0	0	0	(9,852)	(9,852)
Stock option compensation	0	605,898	0	0	0	0	0	0	605,898
Net loss for period	0	0	0	0	0	0	0	(1,521,694)	(1,521,694)

Balance, December 31, 2009	50,575,769	$31,211,373	308,538	$308,538	$(29,737)	$641,200	$46,267	$(32,496,297)	$(318,656)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
(US Dollars)

			Period from
			February 12,
			1996
	Six Months Ended		(Inception) to
	December 31,		December 31,
	2009	2008	2009
Operating Activities
Net loss	$(1,521,694)	$(787,494)	$(31,689,987)
Items not involving cash
Write-down of investment	0	0	1,250,000
Proprietary, non-competition agreement	0	0	711,000
Amortization	0	0	349,941
Other income	0	0	(658,305)
Consulting services and financing fees	81,000	0	1,618,783
Stock option compensation	605,898	33,635	6,439,256
Interest on beneficial conversion feature	0	0	566,456
Settlement of lawsuit	0	0	60,250
Write-down of license and operating assets	0	0	1,853,542
Bad debts	0	0	77,712
Changes in Non-Cash Working Capital
Due from affiliated company	0	0	(116,000)
Notes and account receivable	0	0	(109,213)
Inventory	0	0	(46,842)
Prepaid expenses	3,536	11,218	(7,816)
Other	0	0	(2,609)
Accounts payable and accruals	44,766	57,672	964,130
Cash Used in Operating Activities	(786,494)	(789,448)	(18,739,702)
Investing Activities
Purchase of property, equipment and intangible assets	0	0	(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0	(129,474)
Investment purchase	0	0	(2,000,000)
License agreement	0	0	(124,835)
Cash Used in Investing Activities	0	0	(2,455,244)
Financing Activities
Redemption of preferred shares	0	0	(50,000)
Repayment of loan	0	0	(11,000)
Repayments to stockholders	0	0	(91,283)
Proceeds from issuance of common stock	0	0	19,095,670
Advances from stockholders	0	0	1,078,284
Share issue cost	0	0	(227,420)
Subscriptions received	641,200	895,200	1,144,365
Proceeds from convertible debentures	0	0	600,000
Cash Provided by Financing Activities	641,200	895,200	21,538,616
Effect of Foreign Currency Translation on Cash	0	0	46,267
Inflow (Outflow) of Cash	(145,294)	105,752	389,937
Cash, Beginning of Period	535,231	1,104,104	0
Cash, End of Period	$389,937	$1,209,856	$389,937

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2009
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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at December 31, 2009 and June 30, 2009, the consolidated results of operations for the three and six months ended December 31, 2009 and 2008 and the consolidated results of operations for the six months ended December 31, 2009 and 2008.  The results of operations as presented are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	STOCKHOLDERS’ EQUITY

(a)           Stock options

The following table summarizes the Company’s stock option activity for the six-month period ended December 31, 2009:

			Weighted
			Average
	Number	Price	Exercise
	of Options	Per Share	Price

Balance, June 30, 2009	3,370,000	$0.50 to $ 2.25	$1.21
Granted during the period	3,500,000	$0.25	$0.25
Expired	(745,000)	$0.65 to $1.00	$0.94
Exercised	0	$0.00	$0.00

Balance, December 31, 2009	6,125,000	$0.25 to $ 2.25	$0.69

2.           STOCKHOLDERS’ EQUITY (Continued)

(a)           Stock options (Continued)

The following summarizes the options outstanding and exercisable:

		Number of Options
	Exercise	December 31,	June 30,
Expiry Date	Price	2009	2009

June 30, 2010	$0.50	1,000,000	1,000,000
June 30, 2010	$2.25	1,000,000	1,000,000
August 31, 2010	$0.65 to $1.16	110,000	855,000
November 15, 2010	$1.00	100,000	100,000
December 31, 2010	$1.00	415,000	415,000
December 31, 2011	$0.25	2,500,000	0
December 31, 2014	$0.25	1,000,000	0
Total outstanding	$0.25 to $ 2.25	6,125,000	3,370,000
Total exercisable	$0.25 to $ 2.25	4,525,000	3,370,000

(b)	Stock purchase warrants

The following table summarizes the Company's stock purchase warrant activity for the six-month period ended December 31, 2009:

			Weighted
			Average
	Number	Price	Exercise
	of Warrants	Per Share	Price

Balance, June 30, 2009	4,500,800	$0.50	$0.50
Issued	0	$0.00	$0.00
Expired	0	$0.00	$0.00
Balance, December 31, 2009	4,500,800	$0.50	$0.50

The following stock purchase warrants were outstanding:

		Number of Warrants
	Exercise	December	June 30,
Expiry Date	Price	31, 2009	2009

December 31, 2010	$0.50	4,500,800	4,500,800

2.	STOCKHOLDERS’ EQUITY (Continued)

(c)	Stock based compensation

During the six-month period ended December 31, 2009, the Company granted 3,500,000 options resulting in total non-cash compensation expense of $1,237,889, of which 1,900,000 of these options fully vested at December 31, 2009. This resulted in a non-cash compensation expense of $605,898.  At December 31, 2009, 1,600,000 options remain unvested, resulting in stock-based compensation of $631,991 which will be amortized over the remaining vesting period of 1.52 years.

During the six-month period ended December 31, 2009, the Company extended the expiry date of 110,000 options from August 31, 2009 to August 31, 2010 and the expiry date of 100,000 options from November 15, 2009 to November 15, 2010.  These options have been re-measured resulting in stock-based compensation expense of $nil.

The fair value of each option grant is calculated using the following weighted average assumptions:

Expected life (years)	1-3
Interest rate	1.02%
Volatility	184.10%
Dividend yield	0.00%
Forfeiture rate	0.00%

(d)	Subscriptions received

During the six-month period ended December 31, 2009, a total of $641,200 was received for a subscription of 1,832,000 units at $0.35 per unit.  Each unit consists of one share of common stock and one warrant.  Each warrant entitles the holder to purchase one share of common stock on or before two years after the issuance date at an exercise price of $0.70 per share. To date, these units have not been issued.

3.	SUBSEQUENT EVENTS

Subsequent events or transactions have been evaluated subsequent to the balance sheet date but prior to February 16, 2010; the issuances date these financial statements, for recognition or disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Statements contained herein that are not historical facts are forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements.  Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, our ability to compete as a start-up company in a highly competitive market, our access to sources of capital, and other risks and other risks and uncertainties described in our annual report on Form 10-K for the fiscal year ended June 30, 2009 as filed with the Securities and Exchange Commission and available at www.sec.gov.

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

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From incorporation on February 12, 1996 through December 31, 2009, we have accrued an accumulated deficit of approximately $32.5 million.

At December 31, 2009, all of our assets were current assets of $397,754 consisting of cash of $389,937 and prepaid expenses of $7,817.  All of our property and equipment has been fully depreciated.

At December 31, 2009 all of our liabilities were current liabilities of $716,410, consisting of accounts payable and accruals.  Of this amount, payables for legal fees (including associated filing fees) related to patent filings accounted for approximately $535,000 of the total.

At December 31, 2009, total stockholder’s deficit was $318,656.

Results of Operations for the Three Months Ended December 31, 2009 compared to the Three Months Ended December 31, 2008

Our net loss for the quarter ended December 31 2009, was $571,081, compared to a net loss of $399,580 for the corresponding period of the prior fiscal year, an increase of $171,501 which was primarily a result of an increase in stock based compensation of $78,670.

Total expenses for the quarter ended December 31, 2009, was $571,142 compared to total expenses of $401,771 for the corresponding period of the prior fiscal year, an increase of $169,371 which was primarily a result of an increase in stock based compensation of $78,670.

Total income for the quarter ended December 31, 2009, was comprised of “other income” of $61 compared to “other income” of $2,191 for the corresponding period of the prior fiscal year, a decrease of $2,130.  The category of “other income” consists of interest income and nominal license fees.

Consulting expenses during the quarter ended December 31, 2009, were $240,003 which included non-cash, issuance of shares in consideration for consulting services in the amount of $78,670 for non-cash stock based compensation charges for the granting of options and the extension of the expiration date of options. In the corresponding period of the prior fiscal year, consulting expenses were $58,512, which included non-cash, stock based compensation charges of $5,159.

Salaries and benefits expenses during the quarter ended December 31, 2009, were $110,025 which included non-cash, stock based compensation charges (for the extension of the expiry date of options and the granting of options) of $nil. In the corresponding period of the prior fiscal year, salaries and benefits expenses were $146,000 which included non-cash, stock based compensation charges of $nil.

Research and development costs of $69,194 during the quarter ended December 31, 2009, are attributable to refining the manufacturing process of our ElectriPlast™ material.  In the corresponding period of the prior fiscal year, the amount expensed under this category was $53,620.

Results of Operations for the Six Months Ended December 31, 2009 compared to the Six Months Ended December 31, 2008

Our net loss for the six months ended December 31 2009, was $1,521,694, compared to a net loss of $787,494 for the corresponding period of the prior fiscal year, an increase of $734,200 which was primarily a result of an increase in stock based compensation of $572,263.

Total expenses for the six months ended December 31, 2009, was $1,521,827 compared to total expenses of $793,547 for the corresponding period of the prior fiscal year, an increase of $728,280 which was primarily a result of an increase in stock based compensation of $572,263.

Total income for the six months ended December 31, 2009, was comprised of “other income” of $133 compared to “other income” of $6,053 for the corresponding period of the prior fiscal year, a decrease of $5,920.  The category of “other income” consists of interest income and nominal license fees.

Results of Operations for the Six Months Ended December 31, 2009 compared to the Six Months Ended December 31, 2008 (Continued)

Consulting expenses during the six months ended December 31, 2009, were $681,613 which included non-cash, issuance of shares in consideration for consulting services in the amount of $81,000 (representing the market value of the shares at the date when the shares were to be issued) and $335,728 for non-cash stock based compensation charges for the granting of options. In the corresponding period of the prior fiscal year, consulting expenses were $131,082 which included non-cash, stock based compensation charges of $18,104.

Salaries and benefits expenses during the six months ended December 31, 2009, were $488,527 which included non-cash, stock based compensation charges (for the extension of the expiry date of options and the granting of options) of $270,170. In the corresponding period of the prior fiscal year, salaries and benefits expenses were $304,558 which included non-cash, stock based compensation charges of $15,531.

Research and development costs of $97,589 during the six months ended December 31, 2009, are attributable to refining the manufacturing process of our ElectriPlast™ material.  In the corresponding period of the prior fiscal year, the amount expensed under this category was $110,314.

For the six months ended December 31, 2009, our cash used in operating activities was $786,494 compared to $789,448 used in the corresponding period of the prior fiscal year for a decrease of $2,954.

For the six months ended December 31, 2009, our cash provided by financing activities was $641,200 compared to $895,200 provided in the corresponding period of the prior fiscal year. The difference of $254,000 was due to subscriptions received during the six months ended December 31, 2009, for the private placement of equity securities.

During the next twelve months, we do not anticipate increasing our staff.

Since inception we have funded our operations through capital fundraising and loans from management.

As of December 31, 2009, we had $389,937 in cash on hand.  Accordingly, management believes that there is adequate cash on hand to fund operations over the next 3 months and additional equity funding will be required thereafter.

We are not in the manufacturing business and do not expect to make any capital purchases of a manufacturing plant or significant equipment in the next twelve months.

Presently, we are focusing the majority of our resources on researching, developing and commercializing our ElectriPlast™ technologies.  Our business strategy focuses on leveraging our intellectual property rights and our strengths in product design and material innovation. We are focusing our marketing efforts on securing licensing agreements for applications of our ElectriPlast™ technologies with manufacturers of products which would benefit from the incorporation of any of the ElectriPlast™ applications.

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

Patents/Trademarks on Technologies

Our intellectual property portfolio consists of over eleven years of accumulated research and design knowledge and trade secrets.  We have sought U.S. patent protection for many of our ideas related to our ElectriPlast™ technologies.  Currently, we have filed 118 U.S. patent applications, 45 of which have been issued and 73 of which have been filed and are pending approval. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, we will continue to attempt to commercialize these technologies without the protection of patents.  As patents are issued, we will have the exclusive right to use in the U.S. the design(s) described in each issued patent for the 18-year life of the patent.

Patents/Trademarks on Technologies (Continued)

Of the aforementioned 73 U.S. patent applications which have been filed, 57 have been rejected and 16 have received a non final rejection. Certain patent applications have been rejected by the patent office due to more stringent requirements implemented by the patent office over 18 months ago. The company has elected not to appeal those patent application rejected as the contents of those rejected applications have been incorporated into subsequent applications.

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

Patent License Agreement

On December 10, 2009, we entered into a Patent License Agreement with a new company (“Licensee”), pursuant to which we granted to Licensee the development rights to use our ElectriPlast™ technology in their specific applications in the shielding of electrical wire.   We granted the Licensee a non-exclusive, non-sublicensable, non-assignable, worldwide license.  The agreement will terminate upon the expiration of the last patent licensed under the agreement, or earlier under certain circumstances.  The Licensee paid to us a nominal up-front license fee of $1.00.  We will not derive revenues from this agreement.

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

Recent Accounting Pronouncements

Codification

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162” (the Codification).  The Codification will be the single source of authoritative nongovernmental U.S. accounting and reporting standards, superseding existing FASB, AICPA, EITF and related literature. The Codification eliminates the hierarchy of generally accepted accounting principles (“GAAP”) contained in SFAS No. 162 and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, which for the Company was September 30, 2009.  All accounting references have been updated with Accounting Standard Codification (“ASC”) references.

Fair Value Measurements

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

Recent Accounting Pronouncements (Continued)

Fair Value Measurements (Continued)

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards were effective for us on October 1, 2009 and did not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2012); early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2009-14 on its consolidated financial statements.

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

ASC 985-605 must be adopted for arrangements entered into beginning January 1, 2011, and may be early-adopted.  The Company is currently evaluating the impact of adopting ASC 985-605 and ASC 605-25 on its consolidated financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s management, including William S. Robinson, our Chief Executive Officer (“CEO”) and William A. Ince, our  Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended December 31, 2009.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting  occurred during the quarter ended December 31, 2009.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6. Exhibits

3.06	Certificate of Amendment to Articles of Incorporation of Integral Technologies, Inc. filed with the Secretary of State of Nevada on May 10, 2006

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: February 16, 2010

Integral Technologies, Inc.

By:	/s/ William S. Robinson
William S. Robinson, Chief Executive Officer
and Principal Executive Officer

By:	/s/ William A. Ince
William A. Ince, Chief Financial Officer and
Principal Accounting Officer

Date: February 16, 2010

EXHIBIT INDEX

3.06	Certificate of Amendment to Articles of Incorporation of Integral Technologies, Inc. filed with the Secretary of State of Nevada on May 10, 2006

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code