Form 10-Q
period 2010-03-31
INTEGRAL TECHNOLOGIES INC
filed 2010-05-17
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of April 23, 2010, there were 52,699,169 outstanding shares of the Registrant's Common Stock, $0.001 par value.

INTEGRAL TECHNNOLOGIES, INC.
March 31, 2010 QUARTERLY REPORT ON FORM 10-Q

			Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements INTEGRAL TECHNOLOGIES, INC. (A Development Stage Company) Consolidated Financial Statements March 31, 2010 (U.S. Dollars) (Unaudited)

	Consolidated Balance Sheets	F-1

	Consolidated Statement of Operations	F-2

	Consolidated Statement of Stockholders’ Equity	F-3

	Consolidated Statement of Cash Flows	F-4

	Notes to Consolidated Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis and Results of Operations		1
Item 3.	Quantitative and Qualitative Disclosure About Market Risk		5
Item 4T.	Controls and Procedures		5

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings		6
Item 1A.	Risk Factors		6
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		6
Item 3.	Defaults Upon Senior Securities		6
Item 4.	Removed and Reserved		6
Item 5.	Other Information		6
Item 6.	Exhibits		6
SIGNATURES			7

PART I

FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheet
(US Dollars)

	March 31,	June 30,
	2010 (Unaudited)	2009

Assets

Current
Cash	$723,264	$535,231
Prepaid expenses	4,092	11,353

Total Assets	$727,356	$546,584

Liabilities

Current
Accounts payable and accruals	$621,001	$661,792

Total Current Liabilities	621,001	661,792

Stockholders’ Equity (Deficit)

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
20,000,000 Shares authorized 308,538 (June 30, 2009 - 308,538) issued and outstanding	308,538	308,538
Common Stock and Paid-in Capital in Excess of $0.001 Par Value
150,000,000 Shares authorized 52,699,169 (June 30, 2009 – 50,305,769) issued and outstanding	32,083,344	30,524,475
Promissory Notes Receivable	(29,737)	(29,737)
Subscriptions Received	744,649	0
Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(33,046,706)	(30,964,751)

Total Stockholders’ Equity (Deficit)	106,355	(115.208)

Total Liabilities and Stockholders’ Deficit	$727,356	$546,584

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
(US Dollars)
							Period from
							February 12,
							1996
	Three Months Ended			Nine Months Ended			(Inception) to
	March 31,			March 31,			March 31,
	2010		2009	2010		2009	2010

Revenue	$		$0	$		$0	$249,308
Cost of Sales			0			0	216,016
Gross Profit			0			0	33,292
Other Income		8	1,829		141	7,882	865,748
Total Income		8	1,829		141	7,882	899,040
Expenses
Legal and accounting		30,400	64,971		129,560	206,694	4,533,319
Salaries and benefits		110,000	129,000		598,527	433,558	10,285,816
Consulting		258,892	63,287		940,505	194,369	7,492,111
General and administrative		25,221	18,162		78,398	52,785	1,261,222
Travel and entertainment		12,181	9,613		46,376	41,070	1,403,656
Bank charges and interest, net		499	254		1,218	2,690	206,506
Rent		11,997	10,145		35,272	32,588	522,942
Telephone		7,815	6,784		17,627	20,103	476,922
Advertising		1,781	0		3,301	1,591	336,162
Research and development		76,886	43,234		174,475	153,549	1,645,438
Settlement of lawsuit		0	0		0	0	45,250
Remuneration pursuant to proprietary, non-competition agreement		0	0		0	0	711,000
Financing fees		10,880	0		43,120	0	172,163
Write-off of investments		0	0		0	0	1,250,000
Interest on beneficial conversion feature		0	0		0	0	566,455
Write-down of license and operating assets		0	0		0	0	1,855,619
Bad debts		0	0		0	0	46,604
Amortization		0	0		0	0	324,388
Total Expenses		546,552	345,450		2,068,379	1,138,997	33,135,573
Net Loss for Period		$(546,544)	$(343,621)		$(2,068,238)	$(1,131,115)	$(32,236,533)

Loss Per Share		$(0.01)	$(0.01)		$(0.04)	$(0.02)

Weighted Average Number of Common Shares Outstanding		51,779,029	47,705,871		50,881,329	46,832,273

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

		Common Stock and		Preferred Stock and				Deficit
	Shares of	Paid-in	Shares of	Paid-in				Accumulated	Total
	Common	Capital	Preferred	Capital	Promissory		Other	During the	Stockholders'
	Stock	in Excess	Stock	in Excess	Notes	Share	Comprehensive	Development	Equity
	Issued	of Par	Issued	of Par	Receivable	Subscriptions	Income	Stage	(Deficit)

Balance, June 30, 2008	45,704,969	$29,219,711	308,538	$308,538	$(29,737)	$276,500	$46,267	$(29,394,448)	$426,831
Shares Issued for
Past services (note 2(a))	100,000	60,500	0	0	0	(46,500)	0	0	14,000
Subscription received	4,500,800	1,125,200	0	0	0	(230,000)	0	0	895,200
Dividends on preferred shares	0	0	0	0	0	0	0	(15,427)	(15,427)
Stock option compensation	0	119,064	0	0	0	0	0	0	119,064
Net loss for period	0	0	0	0	0	0	0	(1,554,876)	(1,554,876)

Balance, June 30, 2009	50,305,769	$30,524,475	308,538	$308,538	$(29,737)	0	$46,267	$(30,964,751)	$ (115,208)
Shares Issued for
Past services (note 2(a))	270,000	81,000	0	0	0	0	0	0	81,000
Cash	2,123,400	743,190	0	0	0	0	0	0	743,190
Subscriptions received	0	0	0	0	0	744,649	0	0	744,649
Subscriptions received
Dividends on preferred shares	0	0	0	0	0	0	0	(13,717)	(13,717)
Stock option compensation	0	734,679	0	0	0	0	0	0	734,679
Net loss for period	0	0	0	0	0	0	0	(2,068,238)	(2,068,238)

Balance, March 31, 2010 (unaudited)	52,699,169	$32,083,344	308,538	$308,538	$(29,737)	$744,649	$46,267	$(33,046,706)	$106,355

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
(US Dollars)

			Period from
			February 12,
			1996
	Nine Months Ended		(Inception) to
	March 31,		March 31,
	2010	2009	2010
Operating Activities
Net loss	$(2,068,238)	$(1,131,115)	$(32,236,533)
Items not involving cash
Write-down of investment	0	0	1,250,000
Proprietary, non-competition agreement	0	0	711,000
Amortization	0	0	349,941
Other income	0	0	(658,305)
Consulting services and financing fees	81,000	14,000	1,618,783
Stock option compensation	734,679	33,635	6,568,037
Interest on beneficial conversion feature	0	0	566,456
Settlement of lawsuit	0	0	60,250
Write-down of license and operating assets	0	0	1,853,542
Bad debts	0	0	77,712
Changes in Non-Cash Working Capital
Due from affiliated company	0	0	(116,000)
Notes and account receivable	0	0	(109,213)
Inventory	0	0	(46,842)
Prepaid expenses	7,261	17,140	(4,092)
Other	0	0	(2,608)
Accounts payable and accruals	(54,508)	(93,435)	864,858
Cash Used in Operating Activities	(1,299,806)	(1,159,775)	(19,253,014)
Investing Activities
Purchase of property, equipment and intangible assets	0	0	(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0	(129,474)
Investment purchase	0	0	(2,000,000)
License agreement	0	0	(124,835)
Cash Used in Investing Activities	0	0	(2,455,244)
Financing Activities
Redemption of preferred shares	0	0	(50,000)
Repayment of loan	0	0	(11,000)
Repayments to stockholders	0	0	(91,283)
Proceeds from issuance of common stock	743,190	895,200	19,838,860
Advances from stockholders	0	0	1,078,284
Share issue cost	0	0	(227,420)
Subscriptions received	744,649	0	1,247,814
Proceeds from convertible debentures	0	0	600,000
Cash Provided by Financing Activities	1,487,839	895,200	22,385,255
Effect of Foreign Currency Translation on Cash	0	0	46,267
Inflow (Outflow) of Cash	(188,033)	(264,575)	723,264
Cash, Beginning of Period	535,231	1,104,104	0
Cash, End of Period	$723,264	$839,529	$723,264

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2010
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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2010 and June 30, 2009, the consolidated results of operations for the three and nine months ended March 31, 2010 and 2009 and the consolidated cash flows for the nine months ended March 31, 2010 and 2009.  The results of operations as presented are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	STOCKHOLDERS’ EQUITY

(a)	Common stock

During the nine-month period ended March 31, 2010, the Company closed a private placement of 2,123,400 units consisting of common stock at $0.35 per share and warrants to purchase 2,123,400 shares of common stock within two years at an exercise price of $0.70 per share.

During the nine-month period ended March 31, 2010, the Company issued 270,000 common shares as consideration for consulting services.  The shares were issued at their quoted market price of $0.30 per share at the date of issuance.

(b)	Stock options

The following table summarizes the Company’s stock option activity for the nine-month period ended March 31, 2010:

			Weighted
			Average
	Number	Price	Exercise
	of Options	Per Share	Price

Balance, June 30, 2009	3,370,000	$0.50 to $ 2.25	$1.21
Granted during the period	3,500,000	$0.25	$0.25
Expired	(745,000)	$0.65 to $1.00	$0.94
Exercised	0	$0.00	$0.00

Balance, March 31, 2010 (unaudited)	6,125,000	$0.25 to $ 2.25	$0.69

2.	STOCKHOLDERS’ EQUITY (Continued)

(b)           Stock options (Continued)

The following summarizes the options outstanding and exercisable:

		Number of Options
	Exercise	March 31,	June 30,
Expiry Date	Price	2010	2009
		(unaudited)

June 30, 2010	$0.50	1,000,000	1,000,000
June 30, 2010	$2.25	1,000,000	1,000,000
August 31, 2010	$0.65 to $1.16	110,000	855,000
November 15, 2010	$1.00	100,000	100,000
December 31, 2010	$1.00	415,000	415,000
December 31, 2011	$0.25	2,500,000	0
December 31, 2014	$0.25	1,000,000	0

Total outstanding	$0.25 to $ 2.25	6,125,000	3,370,000
Total exercisable	$0.25 to $ 2.25	4,525,000	3,370,000

(c)	Stock purchase warrants

The following table summarizes the Company's stock purchase warrant activity for the nine-month period ended March 31, 2010:

			Weighted
			Average
	Number	Price	Exercise
	of Warrants	Per Share	Price

Balance, June 30, 2009	4,500,800	$0.50	$0.50
Issued	2,123,400	$0.70	$0.70
Expired	0	$0.00	$0.00

Balance, March 31, 2010 (unaudited)	6,624,200		$0.56

The following stock purchase warrants were outstanding:

		Number of Warrants
	Exercise	March 31	June 30,
Expiry Date	Price	2010	2009
		(unaudited)
December 31, 2010	$0.50	4,500,800	4,500,800
February 8, 2012	$0.70	2,123,400	0

Total outstanding and exercisable	$0.50 to $ 0.70	6,624,200	4,500,800

2.	STOCKHOLDERS’ EQUITY (Continued)

(d)	Stock based compensation

During the nine-month period ended March 31, 2010, the Company granted 3,500,000 options resulting in total non-cash compensation expense of $1,237,889, of which 2,100,000 of these options fully vested at March 31, 2010. This resulted in a non-cash compensation expense of $734,679.  At March 31, 2010, 1,400,000 options remain unvested, resulting in stock-based compensation of $503,140 which will be amortized over the remaining vesting period of 1.28 years.

During the nine-month period ended March 31, 2010, the Company extended the expiry date of 110,000 options from August 31, 2009 to August 31, 2010 and the expiry date of 100,000 options from November 15, 2009 to November 15, 2010.  These options have been re-measured resulting in stock-based compensation expense of $nil.

The fair value of each option grant is calculated using the following weighted average assumptions:

Expected life (years)	1-3
Interest rate	1.02%
Volatility	184.10%
Dividend yield	0.00%
Forfeiture rate	0.00%

(e)	Subscriptions received

During the nine-month period ended March 31, 2010, a total of $516,120 was received for a subscription of 1,474,629 units at $0.35 per unit and a total of $228,529 was received for a subscription of 507,674 units at $0.45 per unit.  Each unit consists of one share of common stock and one warrant.  Each warrant entitles the holder to purchase one share of common stock on or before two years after the issuance date at an exercise price of $0.70 per share. To date, these units have not been issued.

3.	SUBSEQUENT EVENTS

Subsequent events or transactions have been evaluated subsequent to the balance sheet date but prior to April 30, 2010; the issuances date these financial statements, for recognition or disclosure.  There were no material subsequent events to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Overview

Integral Technologies, Inc. (the “Company” or “we”) focuses the majority of our resources on researching, developing and commercializing our ElectriPlast™ technologies.  Our business strategy focuses on leveraging our intellectual property rights and our strengths in product design and material innovation. We are focusing our marketing efforts on securing licensing agreements for applications of our ElectriPlast™ technologies with manufacturers of products which would benefit from the incorporation of any of the ElectriPlast™ applications.

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

Forward Looking Statements

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

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q.  Our actual results could differ materially from those discussed here.

Patents/Trademarks on Technologies

Our intellectual property portfolio consists of over eleven years of accumulated research and design knowledge and trade secrets.  We have sought U.S. patent protection for many of our ideas related to our ElectriPlast™ technologies.  Currently, we have filed 118 U.S. patent applications, 48 of which have been issued and 73 of which have been filed and are pending approval. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, we will continue to attempt to commercialize these technologies without the protection of patents.

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

Recent developments in the law increase the challenge of obtaining U.S. patent protection.  In particular, the Supreme Court’s decision in KSR v. Teleflex (2007) makes it easier for the USPTO to sustain obviousness rejections. As a result, the USPTO is now more likely to reject applications by combining elements from the prior art – even where no motivation to combine can be shown in the art references.  This new approach affects all applicants, including Integral Technologies, Inc., and has reduced the rate of patent issues. Nevertheless, Integral Technologies, Inc., continues to pursue intellectual property protection through its patent and trademark portfolio while constantly evaluating its filings to judiciously apply resources to the most critical technologies.

Patents/Trademarks on Technologies (cont.)

While the number of rejections has been significant for reasons mentioned in the previous paragraph, we maintain patents on the core technology and over 40 applications thereon.

We have also filed trademark applications with the USPTO Trademark Office for “ElectriPlast™” and related names such as “ElectriPonix™” and “ElectriOnix™.

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

In addition to its manufacturing capabilities, Jasper has a distribution network throughout the U.S. and Canada, allowing for ElectriPlast™ to be introduced to prospective customers and delivered to customers.

We anticipate that our technologies will not be sold directly to the general public, but rather to businesses and manufacturers who will incorporate our technologies as components in the design of their products.

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From incorporation on February 12, 1996 through March 31, 2010, we have accrued an accumulated deficit of approximately $33.0 million.

At March 31, 2010, all of our assets were current assets of $727,356 consisting of cash of $723,264 and prepaid expenses of $4,092.  All of our property and equipment has been fully depreciated.

At March 31, 2010 all of our liabilities were current liabilities of $621,001, consisting of accounts payable and accruals.  Of this amount, payables for legal fees (including associated filing fees) related to patent filings accounted for approximately $535,000 of the total.

At March 31, 2010, total stockholder’s equity was $106,355.

Results of Operations for the Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009

Our net loss for the quarter ended March 31 2010, was $546,544, compared to a net loss of $343,621 for the corresponding period of the prior fiscal year, an increase of $202,923 which was primarily a result of an increase in stock based compensation of $114,000.

Total expenses for the quarter ended March 31, 2010, was $546,552 compared to total expenses of $345,450 for the corresponding period of the prior fiscal year, an increase of $201,102 which was primarily a result of an increase in stock based compensation of $114,000.

Total income for the quarter ended March 31, 2010, was comprised of “other income” of $8 compared to “other income” of $1,829 for the corresponding period of the prior fiscal year, a decrease of $1,821.  The category of “other income” consists of interest income and nominal license fees.

Consulting expenses during the quarter ended March 31, 2010, were $258,892 which included non-cash, issuance of shares in consideration for consulting services in the amount of $128,782 for non-cash stock based compensation charges for the vesting of options previously issued in prior periods.  In the corresponding period of the prior fiscal year, consulting expenses were $63,287, which included non-cash, stock based compensation charges of $14,000.

Results of Operations for the Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2009 (cont.)

Salaries and benefits expenses during the quarter ended March 31, 2010, were $110,000 which included non-cash, stock based compensation charges of $0. In the corresponding period of the prior fiscal year, salaries and benefits expenses were $129,000 which included non-cash, stock based compensation charges of $0.

Research and development costs of $76,886 during the quarter ended March 31, 2010, are attributable to refining the manufacturing process of our ElectriPlast™ material.  In the corresponding period of the prior fiscal year, the amount expensed under this category was $43,234.

Results of Operations for the Nine Months Ended March 31, 2010 compared to the Nine Months Ended March 31, 2009

Our net loss for the nine months ended March 31 2010, was $2,068,238, compared to a net loss of $1,131,115 for the corresponding period of the prior fiscal year, an increase of $937,123 which was primarily a result of an increase in stock based compensation of $701,044.

Total expenses for the nine months ended March 31, 2010, was $2,068,379 compared to total expenses of $1,138,997 for the corresponding period of the prior fiscal year, an increase of $929,382 which was primarily a result of an increase in stock based compensation of $701,044.

Total income for the nine months ended March 31, 2010, was comprised of “other income” of $141 compared to “other income” of $7,882 for the corresponding period of the prior fiscal year, a decrease of $7,741.  The category of “other income” consists of interest income and nominal license fees.

Consulting expenses during the nine months ended March 31, 2010, were $940,505 which included non-cash, issuance of shares in consideration for consulting services in the amount of $81,000 (representing the market value of the shares at the date when the shares were to be issued) and $734,679 for non-cash stock based compensation charges for the granting of options. In the corresponding period of the prior fiscal year, consulting expenses were $194,369 which included non-cash, stock based compensation charges (for the extension of the expiry date of options) of $33,635 and issuance of shares in consideration for consulting services in the amount of $14,000 representing the market value of shares at the date the shares were to be issued.

Salaries and benefits expenses during the nine months ended March 31, 2010, were $598,527 which included non-cash, stock based compensation charges of $270,170. In the corresponding period of the prior fiscal year, salaries and benefits expenses were $433,558 which included non-cash, stock based compensation charges of $15,531.

Research and development costs of $174,475 during the nine months ended March 31, 2010, are attributable to refining the manufacturing process of our ElectriPlast™ material.  In the corresponding period of the prior fiscal year, the amount expensed under this category was $153,549.

For the nine months ended March 31, 2010, our cash used in operating activities was $1,299,806 compared to $1,159,775 used in the corresponding period of the prior fiscal year for an increase of $140,031.

For the nine months ended March 31, 2010, our cash provided by financing activities was $1,487,839 compared to $895,200 provided in the corresponding period of the prior fiscal year. The difference of $592,639 was due to subscriptions received during the nine months ended March 31, 2010, for the private placement of equity securities.

During the next twelve months, we do not anticipate increasing our staff.

Critical Accounting Policies and Estimates

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

In June 2008, FASB ratified EITF No. 07-05, “ Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock ” ("EITF 07-05").  EITF 07-05 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions.  EITF 07-05 was effective January 1, 2009 and the Company adopted EITF 07-05 during the nine months ended March 31, 2009.  The Company determined that its outstanding warrants did not contain provisions that would preclude equity treatment and the adoption of EITF 07-05 did not have a material effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates (cont.)

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings per Share (formerly FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities).  The new guidance clarifies that non-vested share-based payment awards that entitle their holders to receive non-forfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company’s adoption of the new accounting standard did not have a material effect on previously issued or current earnings per share.

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No. 141(R), Business Combinations).  The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses. Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination

Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS 160, Non-controlling Interests in Consolidated Financial Statements).  The new accounting standard establishes accounting and reporting standards for the non-controlling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all non-controlling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. The Company’s adoption of this new accounting standard did not have a material effect on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events, which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. ASC 855 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, ASC 855 requires disclosure of the date through which subsequent events were evaluated. The adoption of ASC 855 did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies  that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

In September 2009, the FASB has published ASU 2009-12, “Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This ASU amends Subtopic 820-10, “Fair Value Measurements and Disclosures – Overall”, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). This ASU also requires new disclosures, by major category of investments including the attributes of investments within the scope of this amendment to the Codification. The guidance in this update was effective for interim and annual periods ending after December 15, 2009.  The adoption of this standard did not have an impact on the Company’s consolidated financial position and results of operations since this accounting standard update provides only implementation and disclosure amendments.

In October 2009, the FASB has published ASU 2009-13, “Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements”, which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements”, for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 applicable to FASB ASC 820-10, Improving Disclosures about Fair Value Measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide

Critical Accounting Policies and Estimates (cont.)

fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance was effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard did not have an impact the Company’s consolidated results of operations, cash flows or financial positions.

Liquidity and Capital Resources

Since inception we have funded our operations through capital fundraising and loans from management.

As of March 31, 2010, we had $723,264 in cash on hand.  Accordingly, management believes that there is adequate cash on hand to fund operations over the next 3 months and additional equity funding will be required thereafter.

We are not in the manufacturing business and do not expect to make any capital purchases of a manufacturing plant or significant equipment in the next twelve months.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options or non-financed assets.

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

Pursuant to Rule 13a-15(b) under the Exchange Act the Company carried out an evaluation with the participation of the Company’s  management, including William S. Robinson, our Chief Executive Officer (“CEO”) and William A. Ince, our

Evaluation of Disclosure Controls and Procedures (continued)

Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the period ended March 31, 2010.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended March 31, 2010.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 4 - REMOVED AND RESERVED

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

32.1
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 17, 2010
Integral Technologies, Inc.

By:	/s/ William S. Robinson
William S. Robinson, Chief Executive Officer
and Principal Executive Officer

By:	/s/ William A. Ince
William A. Ince, Chief Financial Officer and
Principal Accounting Officer

Date: May 17, 2010

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code