Form 10-K
period 2010-06-30
INTEGRAL TECHNOLOGIES INC
filed 2010-09-28
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒    No ☐

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☒    No ☐

State issuer’s revenues for its most recent fiscal year.   $-0-.

As of December 31, 2009, the aggregate market value of the voting stock held by non-affiliates, approximately 45,145,403 shares of Common Stock, was approximately $31.7) million based on an average of the bid and ask prices of approximately $0.68) per share of Common Stock on such date.

The number of shares outstanding of the issuer’s Common Stock, $.001 par value, as of August 6, 2010 was 54,838,921 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

PART I

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO
DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

Readers of this document, and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements.  Forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially for those indicated by the forward looking statements.  Examples of forward looking statements include, but are not limited to, (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of Integral Technologies, Inc. or our management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our company or our business.

This document, and any documents incorporated by reference herein, also identify important factors that could cause actual results to differ materially from those indicated by forward looking statements.  These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, our ability to secure debt and/or equity financing on reasonable terms, and other factors that are described herein and/or in documents incorporated by reference herein.

The cautionary statements made above and elsewhere should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by Integral Technologies, Inc.  Forward looking statements are beyond the ability of our company to control and in many cases we cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements.

ITEM 1. BUSINESS.

BUSINESS DEVELOPMENT

Integral Technologies, Inc. ("Integral," the "Company" or “we”) is a development stage company, incorporated under the laws of the State of Nevada on February 12, 1996. To date, we have expended resources on the research and development of several different types of technologies.

Presently, we are focusing substantially all of our resources on researching, developing, engineering and commercializing our ElectriPlast™ technology, which possesses a multitude of applications.  In addition, we apply a significant portion of our resources to the protection of our intellectual property through patent filings.  To date, we have not realized any revenue from our efforts.  We expect to derive future revenues from the sale of ElectriPlast™ materials and/or fees from licensing ElectriPlast™ technologies to third-party manufacturers.

Our business model calls for the Company to secure sales of ElectriPlast™ material from over 2000 Global manufacturers and to generate revenue through sale of ElectriPlast™ material and licensing ElectriPlast™ due to our expertise in the know how and the ideas related to the use of the product.

Our business strategy focuses on leveraging our intellectual property rights and our strengths in product design and material innovation. We are focusing our marketing efforts on securing licensing agreements for applications of our ElectriPlast™ technologies with manufacturers of products which would benefit from the incorporation of many of the ElectriPlast™ applications.

TECHNOLOGIES

ElectriPlast™

We have researched and developed an innovative, electrically-conductive resin-based material called “ElectriPlast™.” The ElectriPlast™ polymer is a compounded formulation of resin-based materials that are conductively loaded, or doped, with a proprietary-controlled, balanced concentration of micron conductive materials, then pelletized. The conductive loading or doping within this pellet is then homogenized using conventional molding techniques and conventional molding equipment. The end result is a product that can be molded into any of the infinite shapes and sizes associated with plastics and rubbers, and is non-corrosive, but which is as electrically conductive as if it were metal.

ElectriPlast™ is a patented non-corrosive, durable, conductive plastic pellet that replaces the metallic component currently used in electroactive shielding and conductive devices, thus creating applications never before possible and with a 20-70% weight reduction.  ElectriPlast's™ intellectual property (IP) and 49 patents cover both the material and its applications.

Various examples of applications for ElectriPlast™ include antennas, shielding, lighting circuitry, switch actuators, resistors, medical devices, thermal management and cable connector bodies, to name just a few. We have been working to introduce these new applications and the ElectriPlast™ technology on a global scale.

ElectriPlast™ can be tailored to meet each customer's specifications in ways not possible with other conductive plastics. While other conductive plastics are an indistinguishable commodity, ElectriPlast™  creates revolutionary applications that fundamentally change the way electricity is harnessed and managed.

The ElectriPlast™ portfolio of applications is the centerpiece of Integral’s strategy to aggressively develop, protect, and market its innovations. Integral’s patent holdings encompass a broad range of ElectriPlastTM developments including the core technology, key applications and related micron conductive fiber technology.

ElectriPlast™ can be fabricated into virtually any shape or dimension using low-cost capital investment: injection molding and extrusion (locally done with existing tools) versus stamping (often done overseas). Its design flexibility, shorter development cycle and speed of manufacturing create a valuable market edge for customers.

Working with Integral to bring ElectriPlast™ to market is its manufacturer, Jasper Rubber Products, Inc. (“Jasper”) (www.jasperrubber.com).

Jasper, founded in 1949, is a leader in innovative rubber and plastics development. It manufactures a full range of products for major appliance, oil filter, and automotive industries. Jasper’s client base includes Fortune 500 companies.

Patents/Trademarks on Technologies

Our intellectual property portfolio consists of over eleven years of accumulated research and design knowledge and trade secrets.  We have sought U.S. patent protection for many of our ideas related to our ElectriPlast™ technologies.  Currently, we have filed 118 U.S. patent applications, 49 of which have been issued and allowed and awaiting issuance. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, we will continue to attempt to commercialize these technologies without the protection of patents.  As patents are issued, we will have the exclusive right to use in the U.S. the design(s) described in each issued patent for the 18-year life of the patent.

Of the 69 U.S. patent applications that have not been approved, 52 have been rejected and 11 have received a non final rejection. Certain patent office applications have been rejected by the patent office due to more stringent requirements implemented by the patent office over 18 months ago. The company has elected not to appeal those patent application rejected as the contents of those rejected applications have been incorporated into subsequent applications.

Recent developments in the law increase the challenge of obtaining US patent protection.  In particular, the Supreme Court’s decision in KSR v. Teleflex (2007) makes it easier for the USPTO to sustain obviousness rejections. As a result, the USPTO is now more likely to reject applications by combining elements from the prior art – even where no motivation to combine can be shown in the art references.  This new approach affects all applicants, including Integral, and has reduced the rate of patent issues. Nevertheless, Integral continues to pursue intellectual property protection through its patent and trademark portfolio while constantly evaluating its filings to judiciously apply resources to the most critical technologies.

While the number of rejections has been significant for reasons mentioned in the previous paragraph, we maintain patents on the core technology and over 48 applications thereon.

We have also filed trademark applications with the U.S. Trademark Office for “ElectriPlast™” and related names such as “ElectriPonix™” and “ElectriOnix™.”

Product Manufacturing and Distribution

We are not in the manufacturing business.  Our manufacturing agreement with Jasper provides for Jasper to manufacture ElectriPlast™ for us.

After 28 months of refining the manufacturing and molding process of ElectriPlast™, the Jasper facility is now capable of producing over 50,000 pounds of ElectriPlast™ pellets per month.  We have entered into patent license agreements with several companies, as summarized below, and we are in the process of producing prototypes of requested applications of ElectriPlast™ for these companies as well as other prospective customers. In addition to its manufacturing capabilities, Jasper has a distribution network throughout the US and Canada, allowing for ElectriPlast™ to be introduced to prospective customers and delivered to customers.

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

Patent License Agreement with Jasper Rubber Products, Inc.

In August 2006, we entered into a Patent License Agreement with Jasper, pursuant to which we granted to Jasper the rights to use our ElectriPlast™ technology for specific applications within its customer base.  Jasper, founded in 1949, and based in Jasper, Indiana, is an industry leader in innovative rubber and plastics development. Jasper manufactures a full range of molded, extruded, lathe-cut rubber and thermoplastic products for major appliance, oil filter, and automotive industries.

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

Manufacturing Agreement with Jasper Rubber Products, Inc.

In November 2006, we entered into a Manufacturing Agreement with Jasper, pursuant to which Jasper manufactures resin-based conductive, moldable capsules incorporating our ElectriPlast™ technology.  The primary term of the agreement is five years, subject to automatic renewal or termination under certain conditions.  Jasper agreed that during the term of the agreement and for a period of 12 months after its expiration or termination for any reason, Jasper will not directly or indirectly compete with us or our ElectriPlast™ technology.

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

We granted to Knowles a non-exclusive, non-sub-licensable, non-assignable, worldwide license.  The agreement will terminate upon the expiration of the last patent licensed under the agreement, or earlier under certain circumstances.

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

EMPLOYEES/CONSULTANTS

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

We have incurred substantial losses from inception and we have never generated substantial revenues; failure to achieve profitability in the future would cause the market price for our common stock to decline significantly.  We have generated net losses from inception and we have an accumulated deficit of approximately $33.9 million as of June 30, 2010. We have never generated more than nominal revenues.  If we don’t achieve profitability, the market price for our common stock could decline significantly.

If we do not generate adequate revenues in our fiscal year ending June 30, 2010, we may need to raise capital to continue our operations.  Unless we generate adequate revenues from operations (we have had none to date) in the near future, we may require additional financing to carry out our business plans next year, and such financing may not be available at that time. If we require additional financing, we may seek additional funds through private placements that will be exempt from registration and will not require prior shareholder approval.  If additional funds are raised by issuing common stock, or securities that are convertible into common stock (such as preferred stock, warrants, or convertible debentures), further dilution to shareholders could occur.  Additionally, investors could be granted registration rights by us that could result in market overhang and depress the market price of the common stock.  If we fail to obtain sufficient additional financing, we will not be able to implement our business plans in a complete or timely manner.

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

If future market acceptance of our ElectriPlast™ technology is poor, we will not be able to generate adequate sales to achieve profitable operations.  Our future is dependent upon the success of the current and future generations of our ElectriPlast™ technology.  Our ElectriPlast™ technology will be marketed to manufacturers of products which would benefit from the incorporation of any of the ElectriPlast™ applications into their products.  As of June 30, 2010, we have not generated any revenue from our ElectriPlast™ technology.  If future market acceptance of our ElectriPlast™ technology is poor, we will not be able to generate adequate sales to achieve profitable operations.

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

Our patent and other intellectual property rights may be subject to uncertainty and may be challenged or circumvented by competitors.  We rely on a combination of patents, patent applications, trademarks, copyrights, trade secrets and confidentiality procedures to protect our intellectual property rights, which we believe will give us a competitive advantage over our competitors. We have sought U.S. patent protection for many of our ideas related to our ElectriPlast™ technologies.  Currently, we have filed 118 U.S. patent applications, 49 of which have been issued, or allowed and awaiting issuance. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, we will continue to attempt to commercialize these technologies without the protection of patents.  As patents are issued, we will have the exclusive right to use in the U.S. the design(s) described in each issued patent for the 18-year life of the patent.

Of the 69 U.S. patent applications that have not been issued or allowed, 52 have been rejected and 11 have received a non final rejection. Certain patent office applications have been rejected by the patent office due to more stringent requirements implemented by the patent office over 18 months ago. The company has elected not to appeal those patent application rejected as the contents of those rejected applications have been incorporated into subsequent applications.

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

As of June 30, 2010, 1,000,000 shares of preferred stock have been designated as Series A Convertible Preferred Stock of which 308,538 are issued and outstanding, and held by two of our insiders.  Each share of Series A Convertible Preferred Stock:

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

•
during the year ended June 30, 2010, an amendment was made to the Series A convertible preferred shares in which they may be redeemed after five years but less than six years after the date of issue at a redemption price of $4.00 and increasing $0.50 per year for each share of Series A Convertible Preferred Stock so redeemed.

•	may be voted on all matters on an as-converted basis; and

•	may be voted as a class on any merger, share exchange, recapitalization, dissolution, liquidation or change in control of our company.

How future issuances of common stock pursuant to our stock plans will affect you.  We have three non-qualified stock plans in effect.  As of June 30, 2010, approximately 2,639,500 (2001-764,500, 2003-1,375,000 and 2009-500,000) shares are available under the plans for future issuance, either directly or pursuant to options, to our officers, directors, employees and consultants.  Also, as of June 30, 2010, approximately 4,125,000 shares are under option under the plans, at a weighted-average exercise price of approximately $0.36  per share.  Additional stock or options to acquire our stock of can be granted at any time by our board of directors, usually without shareholder approval.  When shares of common stock are issued directly or upon the exercise of options under these plans, your ownership may be diluted.

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

We have a limited market for our common stock that causes the market price to be volatile and to usually decline when there is more selling than buying on any given day.  Our common stock currently trades on the OTC Bulletin Board under the symbol “ITKG.”  However, at most times in the past, our common stock has been thinly traded and the market price usually declines when there is more selling than buying on any given day. As a result, the market price has been volatile, and the market price may decline immediately if you decide to place an order to sell your shares.

The market price of our common stock is highly volatile, and several factors that are beyond our control, including our common stock being historically thinly traded, could adversely affect its market price.  Our common stock has been historically thinly traded and the market price has been highly volatile.  During the year ended June 30, 2010, the closing bid price of our common stock has been quoted on the OTC Bulletin Board from as low as $0.28 to as high as $01.30.  These quotations reflect interdealer prices without retail markup, markdown, or commission and may not represent actual transactions.  For these and other reasons, our stock price is subject to significant volatility and will likely be adversely affected if our revenues or earnings (or lack of revenues or earnings) in any quarter fail to meet the investment community’s expectations. Additionally, the market price of our common stock could be subject to significant fluctuations in response to:

•	announcements of new products or sales offered by us or our competitors;
•	actual or anticipated variations in quarterly operating results;
•	changes in financial estimates by securities analysts, if any;
•	changes in the market’s perception of us or the nature of our business; and
•	sales of our common stock.

Future sales of common stock into the public marketplace will increase the public float and may adversely affect the market price.  As of June 30, 2010, approximately six million shares of common stock were available for sale by both affiliates (officers and directors) and non-affiliates under Rule 144 of the Securities Act of 1933, as amended.  In general, under Rule 144, a person who has held stock for six months and is not an affiliate of the Company may sell their shares without limitation under Rule 144. Future sales of common stock will increase the public float and may have an adverse effect on the market price of the common stock, which in turn could adversely affect our ability to obtain future funding as well as create a potential market overhang.

“Penny Stock" regulations may adversely affect your ability to resell your stock in market transactions. The SEC has adopted penny stock regulations that apply to securities traded over-the-counter.  These regulations generally define penny stock to be any equity security that has a market price of less than $5.00 per share or an equity security of an issuer with net tangible assets of less than $5,000,000 as indicated in audited financial statements, if the corporation has been in continuous operations for less than three years.  Subject to certain limited exceptions, the rules for any transaction involving a penny stock require the delivery, prior to the transaction, of a risk disclosure document prepared by the SEC that contains certain information describing the nature and level of risk associated with investments in the penny stock market.  The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Monthly account statements must be sent by the broker-dealer disclosing the estimated market value of each penny stock held in the account or indicating that the estimated market value cannot be determined because of the unavailability of firm quotes. In addition, the rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and institutional accredited investors (generally institutions with assets in excess of $5,000,000).  These practices require that, prior to the purchase, the broker-dealer determined that transactions in penny stocks were suitable for the purchaser and obtained the purchaser's written consent to the transaction.

Our common stock is currently subject to the penny stock regulations.  Compliance with the penny stock regulations by broker-dealers will likely result in price fluctuations and the lack of a liquid market for the common stock, and may make it difficult for you to resell your stock in market transactions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property.  We lease office space in Bellingham, Washington and Vancouver, B.C., Canada.  All manufacturing of our products occurs at the Jasper facility.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings involving our Company.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is a limited public market for our common stock.  Our common stock is quoted on the OTC Bulletin Board under the symbol "ITKG."  The following table sets forth the range of high and low bid quotations for our common stock on the OTC Bulletin Board for each quarter of the fiscal years ended June 30, 2010 and 2009.

Quarter Ended	Low Bid	High Bid

September 30, 2008	$0.50	$0.84
December 31, 2008	$0.18	$0.64
March 31, 2009	$0.21	$0.50
June 30, 2009	$0.21	$0.30

September 30, 2009	$0.28	$0.52
December 31, 2009	$0.30	$0.79
March 31, 2010	$0.66	$1.30
June 30, 2010	$0.70	$1.07

The source of this information is the OTC Bulletin Board and other quotation services.  The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

As of August 6, 2010 there were approximately 264 holders of record of our common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

Dividends

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on such common stock in the foreseeable future.  Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

Information regarding the issuance and sales of securities without registration during the fiscal year ended June 30, 2010, has previously been included in Quarterly Reports on Forms 10-Q and Current Reports on Form 8-K filed during the period covered by this report.

Repurchases of equity securities

We did not repurchase any of our outstanding equity securities during the fourth quarter ended June 30, 2010.

ITEM 6. SELECTED FINANCIAL DATA

N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Integral focuses the majority of our resources on researching, developing and commercializing our ElectriPlast™ technologies.  Our business strategy focuses on leveraging our intellectual property rights and our strengths in product design and material innovation. We are focusing our marketing efforts on securing licensing agreements for applications of our ElectriPlast™ technologies with manufacturers of products which would benefit from the incorporation of any of the ElectriPlast™ applications.

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

Forward Looking Statements

Statements contained herein that are not historical facts are forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements.  Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, our ability to compete as a start-up company in a highly competitive market, our access to sources of capital, and other risks and other risks and uncertainties.

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

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From inception on February 12, 1996 through June 30, 2010, we have accrued an accumulated deficit of approximately $33. 9 million.

At June 30, 2010, all of our assets were current assets of $357,779, consisting of cash of $350,235 and prepaid expenses of $7,544.  All of our property and equipment has been fully depreciated.

At June 30, 2010, all of our liabilities were current liabilities of  $707,148 consisting of accounts payable and accruals.  Of this amount, payables for legal fees (including associated filing fees) related to patent filings accounted for approximately $535,000 of the total.

At June 30, 2010, total stockholder’s deficit was $349,369.

Results of Operations of the Year Ended June 30, 2010 compared to the Year Ended June 30, 2009

Our net loss for the year ended June 30, 2010, was $2,929,737  compared to a net loss of $1,554,876 for the prior fiscal year, an increase of $1,374,861 .  This increase in our net loss is attributable to the increase in salary and consulting expenses and of non-cash charges incurred under the expense categories of “salaries” and “consulting” during the year ended June 30, 2010:  salaries of $ 872,027 included non-cash, stock based compensation charges (for the issuance of common stock and/or the granting of options) of $428,170  compared to salary expense of $585,197 for the year ended June 30, 2009 that included non-cash, stock based compensation charges (for the issuance of common stock and/or the granting of options) of $62,125, and consulting fees of $1,374,060  that included non-cash, stock based compensation charges (for the issuance of common stock and/or the granting of options) of $796,981  compared to $287,204 for the year ended June 30, 2009 that included non-cash, stock based compensation charges (for the issuance of common stock and/or the granting of options) of $56,939. As described in the notes to the financial statements, these values were determined using the Black-Scholes option pricing model.

Salary expenses during the year ended June 30, 2010 included non-cash expenses of $428,170  for the granting of options to William Robinson and William Ince and the extension of the expiration date of options to William Ince.

Consulting expenses during the year ended June 30, 2010, included non-cash expenses of $796,981  for extension of the expiration dates of outstanding options held by a long-term consultant, Scott McArthur, the granting of options to another consultant with the major component, $645,829, of the non-cash expense of $796,981  arising from the granting of 2,000,000 options pursuant to the agreement with the key consultant Mo Zeidan.

Our net loss for the year ended June 30, 2010, was offset minimally by “other income” of $2,899.  The category of “other income” consists of interest income and nominal license fees.

Legal fees incurred during the year ended June 30, 2010 were down from prior periods, due to a decrease in patent filings in 2010.

Research and development costs incurred during the year ended June 30, 2010 were $250,826 an increase of $20,766 over the prior fiscal year attributable to refining the manufacturing process by Jasper of our ElectriPlast™ material and for independent testing of several of our ElectriPlast™ applications.

For the year ended June 30, 2010, our cash used in operating activities was $1,589,883  compared to $1,464,073 used in 2009 and $1,621,747  used in 2008.

For the year ended June 30, 2010, our cash provided by financing activities was $1,404,887 , compared to $895,200 provided in 2009, and $485,495 used in 2008.

We anticipate spending up to approximately $250,000 over the next twelve months on ongoing research and development (primarily salaries and consulting fees) of the different applications and uses of our technologies.

During the next twelve months, we do not anticipate increasing our staff.

As of June 30, 2010, we had $350,235 in cash on hand and we estimate that we will require $1.8 million to carry out our business plan during our fiscal year ending June 30, 2011  Accordingly, management believes that until we generate revenues from operations (we have none to date) additional funding will be required to carry out our business plan.

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

Critical Accounting Policies and Estimates

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 applicable to FASB ASC 820-10, Improving Disclosures about Fair Value Measurements. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide  fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance was effective for interim and annual periods beginning after December 15, 2009 except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard did not have an impact the Company’s consolidated results of operations, cash flows or financial positions.

In February, 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. Additionally, the Board has clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. Those amendments remove potential conflicts with the SEC's literature. All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

Status of Material Agreements with Consultants

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

The term of the agreement is from August 10, 2009 and expires on July 31, 2011. The agreement calls for a monthly fee for Mr, Zeidan and his team of engineers of $25,000. In addition, Mr. Zeidan has been granted options to acquire 2,000,000 shares of Integral’s common stock at an exercise price of $0.25 per share. These options shall be fully vested pursuant to the schedule attached in Exhibit 10.32. Either party may terminate the agreement at “six month” intervals with 30 days notice as more fully explained in Exhibit 10. 32.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments. As of June 30, 2010, our purchased investments included in cash and cash equivalents had maturities of less than 90 days. Therefore, an increase or decrease in interest rates immediately and uniformly by 10% from our 2010 year end levels would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

We do not have assets and liabilities denominated in foreign currencies.

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

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and they have concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes these policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Our evaluation was based on the criteria for smaller public companies set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under those criteria, our management concluded that, as of June 30, 2010, our internal control over financial reporting is not effective due to the significant deficiencies described below.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.  Our management has identified the following significant deficiencies in our internal control over financial reporting:

•	Inadequate segregation of duties consistent with control objectives; and
•	Ineffective controls over period end financial disclosure and reporting processes.

The aforementioned significant deficiencies were identified by our Chief Financial Officer and these matters were communicated to its management. We believe the following action we plan to take will be sufficient to remediate the significant deficiency described above:

•
We have engaged an outside public accounting firm to perform a qualified, independent review over all significant transactions included in our financial reports as well as our period end financial disclosures included in our periodic filings.

Management believes the actions described above will remediate the significant deficiencies we have identified and strengthen our internal control over financial reporting.  Our management intends to substantially complete these identified remedial actions during fiscal 2011.

This annual assessment does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s assessment was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Our Company has a Board of Directors that is currently comprised of two members.  Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed.  The members of the Board and the executive officers of our Company and their respective age and position are as follows:

Name	Age	Position with Company	Director of Company Since

William S. Robinson	53	Director, Chairman, CEO and Treasurer	February 1996

William A. Ince	59	Director, President, Secretary and Chief Financial Officer	February 1996

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

Non-Executive Officer / Significant Consultant

Mohamed Zeidan
(Consultant)
On August 10, 2009 our Company retained the services of Mr. Zeidan. Mr. Zeidan has over 25 years of experience in automotive engineering and engineering management. At Lear Corp., he was the Chief Technology Officer and Director of Hybrid Engineering, creating the Hybrid Engineering Department that developed innovative technologies resulting in major business growth. Prior to Lear, he worked at United Technologies Automotive “UTA” for about 14 years in Advanced Engineering for many Global OEM programs from Advance Phase through Production Launch being the complete life cycle of the technology.

Mr. Zeidan and his team identify partners for joint development of our customers’ products utilizing ElectriPlast™ and take it through product implementation, including prototype testing to secure technology approval and validation, and secure awarding of contracts.

The term of the agreement is from August 10, 2009 and expires on July 31, 2011. The agreement calls for a monthly fee for Mr, Zeidan and his team of engineers of $25,000. In addition, Mr. Zeidan has been granted options to acquire 2,000,000 shares of Integral’s common stock at an exercise price of $0.25 per share. These options shall be fully vested pursuant to the schedule attached in Exhibit 10.32. Either party may terminate the agreement at “six month” intervals with 30 days notice as more fully explained in Exhibit 10. 32.

Audit Committee and Audit Committee Financial Expert Disclosure

Our Company does not have a separately-designated standing audit committee at this time because it is not required to do so.  Accordingly, we do not have an audit committee financial expert.

Code of Ethics

On September 20, 2004, the Board of Directors established a written code of ethics that applies to our senior executive and financial officers, and the code of ethics is incorporated by reference as an exhibit to this annual report.  In addition, a copy of the code of ethics is posted on our Company’s website at www.itkg.net.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Company's officers and directors, and persons who own more than 10% of a registered class of our Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”).  Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of copies of such reports received or written representations from certain reporting persons, we believe that, during the year ended June 30, 2010, all Section 16(a) filing requirements applicable to our officers, directors and ten percent shareholders were complied with by such persons, except for the following:  (1) William S. Robinson filed a Form 4 on September 27, 2010 regarding the acquisition of 500,000 options for the purchase of Common Stock that were granted on July 14, 2009; William A. Ince filed a Form 4 on September 27, 2010 regarding the acquisition of 500,000 options for the purchase of Common Stock on July 14, 2009; and Richard P. Blumberg, a 10% security holder, filed a Form 3 on June 28, 2010 relating to the acquisition of Common Stock on December 9, 2009.

ITEM 11. EXECUTIVE COMPENSATION

The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to our executive officers, and other individuals for whom disclosure is required, for all services rendered in all capacities to Integral and our subsidiaries.

Summary Compensation Table
The following table
The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, to or for Integral’s principal executive officer and each of the other executive officers (one person) and one non-executive officer, during the fiscal years ended June 30, 2010 and 2009.

Name and Principal Position	Fiscal Year Ended June 30	Salary ($)	Bonus ($)	Stock Awards	Options Awards ($) (n2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (n3)	Total ($)
				(n1)
William S.	2010	$219,167	-0-	$135,085	$-0-	-0-	-0-	$28,282	$382,534
Robinson	2009	$210,000	-0-	-0-	$-0-	-0-	-0-	$28,282	$238,282
Chief Executive Officer, Treasurer, Chairman, Director

William A.	2010	$219,167	-0-	$293,085	-0-	-0-	-0-	$23,145	$535,397
Ince	2009	$210,000	-0-	-0-	-0-	-0-	-0-	$23,145	$233,145
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

(n2)
On July 1, 2002, Mr. Ince was granted an option to acquire 415,000 shares of common stock at an exercise price of $1.00 per share.  In December 2005, the expiration date of these options was extended until December 31, 2007.  Then in June 2007, the expiration date of these options was extended until December 31, 2010. On April 10, 2010 the expiration date of these options was extended until July 31, 2014.

On July 14, 2009, Mr. Robinson and Mr. Ince were each granted an option to acquire 500,000 shares of common stock at an exercise price of $0.25 per share. These options are exercisable after January 1, 2010 and expire on December 31, 2014.

(n3)
William S. Robinson and William A. Ince each own shares of Series A Preferred Stock.  A 5% dividend on the Series A Preferred Stock is payable in cash or shares of common stock at the election of Integral.  For the year ended June 30, 2010, $10,282 was paid or accrued for Mr. Robinson and $5,145 was paid or accrued for Mr. Ince.  For the year ended June 30, 2009, $10,282 was paid or accrued for Mr. Robinson and $5,145 was paid or accrued for Mr. Ince.

William S. Robinson and William A. Ince each received an automobile expense allowance of $18,000 in 2010 and $18,000 in 2009.

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

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common stock purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of June 30, 2010.

Option Awards						Stock Awards
			Equity Incentive Plan Awards:					Equity Incentive Plan Awards:	Equity Incentive Plan Awards:

Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

William S. Robinson (n1)	500,000		0	$0.25	12/31/2014	0	0	0	0

William A. Ince (n2)	415,000	0	0	$1.00	7/31/2014	0	0	0	0
	500,000	0	0	$0.25	12/31/2014

(n1)
Mr. Robinson holds the following options: On July 14, 2009 Mr. Robinson was granted an option to acquire 500,000 shares of common stock at an exercise price of $0.25 per share. These options are exercisable after January 1, 2010 and expire on December 31, 2014.

(n2)
Mr. Ince holds the following options:  On July 1, 2002, Mr. Ince was granted an option to acquire 415,000 shares of common stock at an exercise price of $1.00 per share.  In June 2007, the expiration date of these options was extended until December 31, 2010 and on April 10, 2010 the expiration date of these options  was extended to July 31, 2014. On July 14, 2009 Mr. Ince was granted an option to acquire 500,000 shares of common stock at an exercise price of $0.25 per share. These options are exercisable after January 1, 2010 and expire on December 31, 2014.

Compensation of Directors

No compensation was paid by Integral to its Directors for any service provided as a Director during the fiscal year ended June 30, 2010.  There are no other formal or informal understandings or arrangements relating to compensation; however, Directors may be reimbursed for all reasonable expenses incurred by them in conducting Integral’s business.  These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage.

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

Employee Benefit and Consulting Services Compensation Plans

As of June 30, 2010, Integral had three Employee Benefit and Consulting Services Compensation Plans in effect.

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

On July 14, 2009, Integral adopted an employee benefit and consulting services compensation plan entitled the Integral Technologies, Inc. 2009 Stock Plan (the “2009 Plan”).  The 2009 Plan covers up to 4,000,000 shares of common stock. The 2009 Plan has not previously been approved by security holders.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock

The following table sets forth, as of August 6, 2010 the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral’s common stock, each director and executive officer individually and all directors and executive officers of Integral as a group.  Each person is believed to have sole voting and investment power over the shares except as noted.

Name and Address of Beneficial Owner (n1)	Amount and Nature of Beneficial Ownership(n1)	Percent of Class (n3)
Executive Officers and Directors:
William S. Robinson (n4) #3 1070 West Pender St. Vancouver, B.C. V6E 2N7	2,873,533(n2)	5.2%
William A. Ince (n5) 805 W. Orchard Dr., Suite #7 Bellingham, WA 98225	2,556,833 (n2)	4.6%
All executive officers and directors as a group	5,430,366	9.8%

Richard P. Blumberg	6,867,501 (n6)	12.2%

(n1)	Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(n2)
Includes vested options beneficially owned but not yet exercised and outstanding, if any.  The table does not include the effects of conversion by Mr. Robinson and Mr. Ince of their shares of Series A Convertible Preferred Stock (“Series A”), which are convertible into shares of common stock at a conversion rate that varies with the market price of the common stock at the time of conversion.  The conversion rate is determined by dividing the number of shares of Series A being converted by the average of the high and low bid prices of Integral’s common stock reported by the OTC Bulletin Board over the ten trading days preceding the date of conversion.  Mr. Robinson owns 204,975 shares of Series A and Mr. Ince owns 103,563 shares of Series A.  As of August 6, 2010, the conversion rate was $0.78 per share, so Mr. Robinson’s 204,975 shares of Series A were convertible into 262,788 shares of common stock, and Mr. Ince’s 103,563 shares of Series A were convertible into 123,773 shares of common stock.  The actual number of shares of common stock receivable by Messrs. Robinson and Ince upon conversion of the Series A would depend on the actual conversion rate in effect at the time of conversion.

(n3)
Based upon 54,838,921 shares issued and outstanding, plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

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

(n6)
Based on information contained in Schedule 13G filed with the SEC on June 28, 2010, filed by Richard P. Blumberg whose address is 2357 Hobart Ave. S.W., Seattle, WA 98116. Richard P. Blumberg has sole voting power with respect to 4,315,667 and has shared voting power over 2,551,834 shares.

Series A Convertible Preferred Stock

The following table sets forth, as of August 6, 2010, the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral’s Series A Convertible Preferred Stock, each Officer and Director individually and all Directors and Officers of Integral as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

Name and Address of Beneficial Owner (n1)	Amount and Nature of Beneficial Ownership(n1)	Percent of Class (n2)
William S. Robinson (n3) #3 1070 West Pender St. Vancouver, B.C. V6E 2N7	204,975	66.4%
William A. Ince (n4) 805 W. Orchard Dr., Suite #3 Bellingham, WA 98225	103,563	33.6%
All officers and directors of Integral as a group (2 persons)	308,538	100%

(n1)	Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(n2)	Based upon 308,538 Series A Convertible Preferred shares issued and outstanding.

(n3)	Mr. Robinson is an executive officer and director of Integral and each of its subsidiaries.

(n4)	Mr. Ince is an executive officer and director of Integral and each of its subsidiaries.

Equity Compensation Plan Information

The following information concerning the Company’s equity compensation plans is as of the end of the fiscal year ended June 30, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	4,125,000	$0.36	2,639,500
Total	4,125,000	$0.36	2,639,500

As of June 30, 2010, Integral had three Employee Benefit and Consulting Services Compensation Plans in effect.

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

On July 14, 2009, Integral adopted an employee benefit and consulting services compensation plan entitled the Integral Technologies, Inc. 2009 Stock Plan (the “2009 Plan”).  The 2009 Plan covers up to 4,000,000 shares of common stock.  The 2009 Plan has not previously been approved by security holders.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the beginning of the last fiscal year, we entered into the following transactions in which our officers and directors have a material interest:

(a)           William S. Robinson and William A. Ince each own shares of Series A Preferred Stock.  A 5% dividend on the Series A Preferred Stock is payable in cash or shares of common stock at the election of Integral.  For the year ended June 30, 2010, $10,282 was paid or accrued for Mr. Robinson and $5,145 was paid or accrued for Mr. Ince.

DIRECTOR INDEPENDENCE

Our Board of Directors is comprised of two members, William S. Robinson and William A. Ince, both of whom are also executive officers.  We do not have any independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Company’s board of directors reviews and approves audit and permissible non-audit services performed by Smythe Ratcliffe LLP, Vancouver, Canada (“SRLLP”), as well as the fees charged by SRLLP for such services.  In its review of non-audit service fees and its appointment of SRLLP as our Company’s independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining SRLLP’s independence.  All of the services provided and fees charged by SRLLP in the fiscal year ended June 30, 2010 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services rendered by SRLLP for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-Q during fiscal years ended June 30, 2010 and 2009 were $45,237 and $41,160, respectively.

Audit-Related Fees

There were no other fees billed by SRLLP during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

The were no fees billed for professional services rendered by SRLLP for tax compliance services in fiscal years ended June 30, 2010 and 2009.

All Other Fees

There were no other fees billed by SRLLP during the last two fiscal years for products and services provided by SRLLP.

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

10.29
Integral Technologies, Inc. 2009 Stock Option Plan dated July 14, 2009. (Incorporated by reference to Exhibit 10.29 of Integral’s Current Report on Form 10-KSB dated September 29, 2009 (filed September 29, 2009)) .

10.30
Employment Agreement between Integral and William Robinson dated July 14, 2009. (Incorporated by reference to Exhibit 10.30 of Integral’s Current Report on Form 10-KSB dated September 29, 2009 (filed September 29, 2009)).

10.31
Employment Agreement between Integral and William Ince dated July 14, 2009. (Incorporated by reference to Exhibit 10.31 of Integral’s Current Report on Form 10-KSB dated September 29, 2009 (filed September 29, 2009)).

10.32
Consulting Agreement between Integral and Mohamed Zeidan dated August 10, 2009. (Incorporated by reference to Exhibit 10.32 of Integral’s Current Report on Form 10-KSB dated September 29, 2009 (filed September 29, 2009)).

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL TECHNOLOGIES, INC

Dated: September 28, 2010	/s/ William S. Robinson
William S. Robinson, Chief Executive Officer

/s/ William A. Ince
William A. Ince, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William S. Robinson	Director	September 28, 2010
William S. Robinson

/s/ William A. Ince	Director	September 28, 2010
William A. Ince

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)

Consolidated Financial Statements
June 30, 2010, 2009 and 2008
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)

We have audited the consolidated balance sheets of Integral Technologies, Inc. (A Development Stage Company) as of June 30, 2010 and 2009 and the consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years ended June 30, 2010, 2009 and 2008, and the cumulative totals for the development stage of operations from February 12, 1996 (inception) through June 30, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Integral Technologies, Inc. from February 12, 1996 (inception) through June 30, 1996 were audited by other auditors whose report dated November 20, 1996 expressed an unqualified opinion on those statements.  Our opinion, insofar as it relates to the cumulative totals for development stage operations from February 12, 1996 (inception) through June 30, 1996, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2010 and 2009 and the results of its operations and its cash flows for each of the years ended June 30, 2010, 2009 and 2008, and the cumulative totals for the development stage of operations from February 12, 1996 (inception) through June 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 2 to the consolidated financial statements, the Company has no revenues and limited capital, which together raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in note 2.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Smythe Ratcliffe LLP” (signed)

Chartered Accountants

Vancouver, Canada
September 22, 2010

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
June 30
(US Dollars)

	2010	2009

Assets

Current
Cash	$350,235	$535,231
Prepaid expenses	7,544	11,353

Total Assets	$357,779	$546,584

Liabilities

Current
Accounts payable and accrued liabilities	$707,148	$661,792

Total Liabilities	707,148	661,792

Stockholders' Deficit (note 4)

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
20,000,000 Shares authorized
308,538 Shares issued and outstanding (note 4(b))	308,538	308,538
Common Stock and Paid-in Capital in Excess of $0.001 Par Value
150,000,000 Shares authorized
54,838,921 (2009 – 50,305,769) Shares issued and outstanding (note 4(a))	33,224,263	30,524,475
Promissory Notes Receivable (note 4(d))	(29,737)	(29,737)
Subscriptions Received (note 4(e))	11,250	0
Accumulated Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(33,909,950)	(30,964,751)

Total Stockholders' Deficit	(349,369)	(115,208)

Total Liabilities and Stockholders' Deficit	$357,779	$546,584

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(US Dollars)

				Period From
				February 12,
				1996
				(Inception)
	Years Ended June 30,			Through
	2010	2009	2008	June 30, 2010

Revenues	$0	$0	$0	$249,308
Cost of Sales	0	0	0	216,016

	0	0	0	33,292
Other Income	2,899	8,511	57,975	868,506

	2,899	8,511	57,975	901,798

Expenses
Consulting (note 4(c))	1,374,060	287,204	500,850	7,925,666
Salaries (note 4(c))	872,027	585,197	633,725	10,559,316
Research and development	250,826	230,060	287,109	1,721,789
Legal and accounting	199,263	263,964	305,452	4,603,022
General and administrative	95,554	70,184	95,706	1,278,378
Travel and entertainment	62,034	53,934	96,162	1,419,314
Rent	46,631	43,170	46,659	534,301
Telephone	24,382	24,993	29,605	483,677
Advertising	5,866	1,591	0	338,727
Bank charges and interest, net	1,993	3,090	6,932	207,281
Write-off of investments	0	0	0	1,250,000
Non-competition agreement	0	0	0	711,000
Write-down of license and operating assets	0	0	0	1,855,619
Interest on beneficial conversion feature	0	0	0	566,455
Settlement of lawsuit	0	0	0	45,250
Financing fees, net	0	0	0	129,043
Bad debts (recovery)	0	0	(6,009)	46,604
Depreciation and amortization	0	0	0	324,386

	2,932,636	1,563,387	1,996,191

Net Comprehensive Loss for Year	$(2,929,737)	$(1,554,876)	$(1,938,216)	$(33,098,030)

Basic and Diluted Loss Per Share (note 8)	$(0.06)	$(0.03)	$(0.04)

Weighted Average Number of Common Shares Outstanding	51,520,654	47,360,459	45,617,756

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Shares Issued for
Cash	1,000,000	$10,000	0	$0	$0	$0	$0	$0	$10,000
Property and equipment (to officers and directors)	1,500,000	15,000	0	0	0	0	0	0	15,000
Services (provided by officers and directors)	2,000,000	20,000	0	0	0	0	0	0	20,000
Services (others)	1,500,000	15,000	0	0	0	0	0	0	15,000
Foreign currency translation	0	0	0	0	0	0	(1,226)	0	(1,226)
Net loss for period	0	0	0	0	0	0	0	(344,843)	(344,843)

Balance, June 30, 1996	6,000,000	60,000	0	0	0	0	(1,226)	(344,843)	(286,069)
Shares Issued for
Cash	5,086,000	865,514	0	0	0	0	0	0	865,514
Share issue costs	0	(48,920)	0	0	0	0	0	0	(48,920)
Services	564,000	63,036	0	0	0	0	0	0	63,036
Acquisition of subsidiary	100,000	275,000	0	0	0	0	0	0	275,000
Foreign currency translation	0	0	0	0	0	0	12,601	0	12,601
Net loss for year	0	0	0	0	0	0	0	(822,217)	(822,217)

Balance, June 30, 1997	11,750,000	1,214,630	0	0	0	0	11,375	(1,167,060)	58,945
Shares Issued for
Cash	825,396	650,000	0	0	0	0	0	0	650,000
Share issue costs	0	(78,000)	0	0	0	0	0	0	(78,000)
Foreign currency translation	0	0	0	0	0	0	24,860	0	24,860
Net loss for year	0	0	0	0	0	0	0	(937,373)	(937,373)

Balance, June 30, 1998	12,575,396	$1,786,630	0	$0	$0	$0	$36,235	$(2,104,433)	$(281,568)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, June 30, 1998	12,575,396	$1,786,630	0	$0	$0	$0	$36,235	(2,104,433)	$(281,568)
Shares Issued for
Cash	200,000	50,000	0	0	0	0	0	0	50,000
Exercise of stock options	445,000	80,500	0	0	0	0	0	0	80,500
Promissory note	1,683,789	252,568	0	0	(284,068)	0	0	0	(31,500)
Settlement of lawsuit	150,000	15,000	0	0	0	0	0	0	15,000
Services (provided by officers and directors)	666,666	100,000	0	0	0	0	0	0	100,000
Share issue costs	0	(100,500)	0	0	0	0	0	0	(100,500)
Services	250,000	50,000	0	0	0	0	0	0	50,000
Conversion of convertible debentures	3,869,120	525,813	0	0	0	0	0	0	525,813
Acquisition of subsidiary	1,800,000	619,200	0	0	0	0	0	0	619,200
Held in escrow	447,091	0	0	0	0	0	0	0	0
Stock-based compensation	0	70,600	0	0	0	0	0	0	70,600
Beneficial conversion feature	0	566,456	0	0	0	0	0	0	566,456
Foreign currency translation	0	0	0	0	0	0	8,444	0	8,444
Net loss for year	0	0	0	0	0	0	0	(1,404,021)	(1,404,021)

Balance June 30, 1999	22,087,062	4,016,267	0	0	(284,068)	0	44,679	(3,508,454)	268,424
Shares Issued for
Cash on private placement	2,650,000	3,975,000	0	0	0	0	0	0	3,975,000
Exercise of options	1,245,000	256,700	0	0	0	0	0	0	256,700
Services	50,000	13,000	0	0	0	0	0	0	13,000
Settlement of debt	0	0	664,410	664,410	0	0	0	0	664,410
Shares released from escrow	0	75,558	0	0	0	0	0	0	75,558
Stock-based compensation	0	48,256	0	0	0	0	0	0	48,256
Promissory note repayment	0	0	0	0	225,568	0	0	0	225,568
Foreign currency translation	0	0	0	0	0	0	1,614	0	1,614
Net loss for year	0	0	0	0	0	0	0	(1,537,402)	(1,537,402)

Balance, June 30, 2000	26,032,062	8,384,781	664,410	$664,410	$(58,500)	$0	$46,293	$(5,045,856)	$3,991,128

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, June 30, 2000	26,032,062	$8,384,781	664,410	$664,410	$(58,500)	$0	$46,293	$(5,045,856)	$3,991,128
Shares Issued for
Cash on private placement	81,885	112,480	0	0	0	0	0	0	112,480
Exercise of options	517,000	91,515	0	0	0	0	0	0	91,515
Services	100,000	40,000	0	0	0	0	0	0	40,000
Held in escrow	218,115	0	0	0	0	0	0	0	0
Stock-based compensation	0	272,207	0	0	0	0	0	0	272,207
Dividends on preferred shares	0	0	0	0	0	0	0	(30,720)	(30,720)
Share subscriptions	0	0	0	0	0	50,000	0	0	50,000
Redeemed shares	0	0	(100,000)	(100,000)	0	0	0	(100,000)	(200,000)
Foreign currency translation	0	0	0	0	0	0	(26)	0	(26)
Net loss for year	0	0	0	0	0	0	0	(4,000,169)	(4,000,169)

Balance, June 30, 2001	26,949,062	8,900,983	564,410	564,410	(58,500)	50,000	46,267	(9,176,745)	326,415
Shares Issued for
Proprietary non-competition agreement	450,000	711,000	0	0	0	0	0	0	711,000
Held in escrow	700,000	0	0	0	0	0	0	0	0
Exercise of options	2,263,500	971,200	0	0	(15,000)	(10,000)	0	0	946,200
Exercise of warrants	325,000	130,000	0	0	0	0	0	0	130,000
Subscriptions	100,000	40,000	0	0	0	(40,000)	0	0	0
Stock-based compensation	0	415,685	0	0	0	0	0	0	415,685
Shares released from escrow	0	954,582	0	0	0	0	0	0	954,582
Dividends on preferred shares	0	0	0	0	0	0	0	(26,087)	(26,087)
Redeemed shares	0	0	(124,800)	(124,800)	0	0	0	(187,200)	(312,000)
Write-off of promissory note receivable	0	(7,000)	0	0	7,000	0	0	0	0
Net loss for year	0	0	0	0	0	0	0	(3,836,191)	(3,836,191)

Balance, June 30, 2002	30,787,562	$12,116,450	439,610	$439,610	$(66,500)	$0	$46,267	$13,226,223)	$(690,396)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, June 30, 2002	30,787,562	$12,116,450	439,610	$439,610	$(66,500)	$0	$46,267	$(13,226,223)	$(690,396)
Shares Issued for
Cash on private placement	1,684,000	842,050	0	0	0	0	0	0	842,050
Settlement of debt	144,793	104,542	0	0	0	0	0	0	104,542
Services	200,000	196,000	0	0	0	0	0	0	196,000
Exercise of options	52,500	43,750	0	0	0	0	0	0	43,750
Exercise of warrants	55,000	27,500	0	0	0	0	0	0	27,500
Subscription received	0	0	0	0	0	176,665	0	0	176,665
Stock-based compensation	0	5,460	0	0	0	0	0	0	5,460
Settlement of lawsuit	0	0	0	0	0	35,250	0	0	35,250
Dividends on preferred shares	0	0	0	0	0	0	0	(22,060)	(22,060)
Net loss for year	0	0	0	0	0	0	0	(1,346,833)	(1,346,833)

Balance, June 30, 2003	32,923,855	13,335,752	439,610	439,610	(66,500)	211,915	46,267	(14,595,116)	(628,072)
Shares Issued for
Cash on private placement	6,609,336	6,042,935	0	0	0	(211,915)	0	0	5,831,020
Cash on exercise of options	25,000	25,000	0	0	0	0	0	0	25,000
Settlement of lawsuit	37,500	35,250	0	0	0	0	0	0	35,250
Services	25,000	21,873	0	0	0	0	0	0	21,873
Redemption of preferred shares	415,000	415,000	(118,572)	(118,572)	0	0	0	(296,428)	0
Exercise of warrants	288,298	0	0	0	0	0	0	0	0
Shares returned to treasury for cancellation	(142,140)	0	0	0	0	0	0	0	0
Stock-based compensation	0	321,275	0	0	0	0	0	0	321,275
Dividends on preferred shares	0	0	0	0	0	0	0	(19,016)	(19,016)
Net loss for year	0	0	0	0	0	0	0	(2,543,848)	(2,543,848)

Balance, June 30, 2004	40,181,849	$20,197,085	321,038	$321,038	$(66,500)	$0	$46,267	$(17,454,408)	$3,043,482

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, June 30, 2004	40,181,849	$20,197,085	321,038	$321,038	$(66,500)	$0	$46,267	$(17,454,408)	$3,043,482
Shares Issued for
Settlement of debt	44,000	55,000	0	0	0	0	0	0	55,000
Cashless exercise of warrants	1,713,300	0	0	0	0	0	0	0	0
Services	500,000	270,000	0	0	0	0	0	0	270,000
Redemption of preferred shares	0	0	(12,500)	(12,500)	0	0	0	(37,500)	(50,000)
Dividends on preferred shares	0	0	0	0	0	0	0	(15,739)	(15,739)
Net loss for year	0	0	0	0	0	0	0	(1,812,265)	(1,812,265)

Balance, June 30, 2005	42,439,149	20,522,085	308,538	308,538	(66,500)	0	46,267	(19,319,912)	1,490,478
Shares Issued for
Exercise of options	200,000	134,000	0	0	0	0	0	0	134,000
Cashless exercise of warrants	35,115	0	0	0	0	0	0	0	0
Services	269,000	191,510	0	0	0	0	0	0	191,510
Exercise of warrants	1,291,168	1,080,669	0	0	0	0	0	0	1,080,669
Repayment of promissory note	0	0	0	0	34,000	0	0	0	34,000
Dividends on preferred shares	0	0	0	0	0	0	0	(15,427)	(15,427)
Stock-based compensation	0	107,219	0	0	0	0	0	0	107,219
Net loss for year	0	0	0	0	0	0	0	(2,104,189)	(2,104,189)

Balance, June 30, 2006	44,234,432	22,035,483	308,538	308,538	(32,500)	0	46,267	(21,439,528)	918,260
Shares Issued for
Exercise of options	50,000	35,000	0	0	0	0	0	0	35,000
Services	50,000	105,000	0	0	0	0	0	0	105,000
Private placement	1,180,537	2,361,641	0	0	0	0	0	0	2,361,641
Repayment of promissory note	0	0	0	0	2,763	0	0	0	2,763
Dividends on preferred shares	0	0	0	0	0	0	0	(15,427)	(15,427)
Stock-based compensation	0	4,225,648	0	0	0	0	0	0	4,225,648
Net loss for year	0	0	0	0	0	0	0	(5,985,850)	(5,985,850)

Balance, June 30, 2007	45,514,969	$28,762,772	308,538	$308,538	$(29,737)	$0	$46,267	$(27,440,805)	$1,647,035

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, June 30, 2007	45,514,969	$28,762,772	308,538	$308,538	$(29,737)	0	$46,267	$(27,440,805)	$1,647,035
Shares Issued for
Exercise of warrants	190,000	208,995	0	0	0	0	0	0	208,995
Subscriptions received	0	0	0	0	0	276,500	0	0	276,500
Dividends on preferred shares	0	0	0	0	0	0	0	(15,427)	(15,427)
Stock-based compensation	0	247,944	0	0	0	0	0	0	247,944
Net loss for year	0	0	0	0	0	0	0	(1,938,216)	(1,938,216)

Balance, June 30, 2008	45,704,969	29,219,711	308,538	308,538	(29,737)	276,500	46,267	(29,394,448)	426,831
Shares Issued for
Services	100,000	60,500	0	0	0	(46,500)	0	0	14,000
Subscriptions received	4,500,800	1,125,200	0	0	0	(230,000)	0	0	895,200
Dividends on preferred shares	0	0	0	0	0	0	0	(15,427)	(15,427)
Stock-based compensation	0	119,064	0	0	0	0	0	0	119,064
Net loss for year	0	0	0	0	0	0	0	(1,554,876)	(1,554,876)

Balance, June 30, 2009	50,305,769	30,524,475	308,538	308,538	(29,737)	0	46,267	(30,964,751)	(115,208)
Shares Issued for
Services	270,000	81,000	0	0	0	0	0	0	81,000
Cash, net	4,263,152	1,393,637	0	0	0	0	0	0	1,393,637
Subscriptions received	0	0	0	0	0	11,250	0	0	11,250
Dividends on preferred shares	0	0	0	0	0	0	0	(15,462)	(15,462)
Stock-based compensation	0	1,225,151	0	0	0	0	0	0	1,225,151
Net loss for year	0	0	0	0	0	0	0	(2,929,737)	(2,929,737)

Balance, June 30, 2010	54,838,921	$3,224,263	308,538	$308,538	$(29,737)	11,250	$46,267	$(33,909,950)	$(349,369)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(US Dollars)

				Period from
				February 12, 1996
				(Inception)
	Years Ended June 30,			Through
	2010	2009	2008	June 30, 2010
Operating Activities
Net loss	$(2,929,737)	$(1,554,876)	$(1,938,216)	$(33,098,030)
Adjustments to reconcile net loss to net cash used in operating activities
Write-down of investment	0	0	0	1,250,000
Other income	0	0	0	(658,305)
Proprietary, non-competition agreement	0	0	0	711,000
Consulting services and financing fees	81,000	14,000	0	1,618,783
Depreciation and amortization	0	0	0	349,941
Stock-based compensation	1,225,151	119,064	247,944	7,058,509
Interest on beneficial conversion feature	0	0	0	566,456
Settlement of lawsuit	0	0	0	60,250
Write-down of license and operating assets	0	0	0	1,853,542
Bad debt	0	0	0	77,712
Changes in non-cash working capital
Due from affiliated company	0	0	0	(116,000)
Notes and accounts receivable	0	0	0	(109,213)
Inventory	0	0	0	(46,842)
Prepaid expenses	3,809	19,223	1,867	(7,543)
Deferred revenue and other	0	0	0	(2,609)
Accounts payable and accruals	29,894	(61,484)	66,658	949,258
Net Cash Used in Operating Activities	(1,589,883)	(1,464,073)	(1,621,747)	(19,543,091)
Investing Activities
Purchase of property, equipment and intangible assets	0	0	0	(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0	0	(129,474)
Investment in and advances to affiliated companies	0	0	0	(2,000,000)
License agreements	0	0	0	(124,835)
Net Cash Used in Investing Activities	0	0	0	(2,455,244)
Financing Activities
Redemption of preferred shares	0	0	0	(50,000)
Repayment of loan	0	0	0	(11,000)
Advances from stockholders	0	0	0	1,078,284
Repayments from (to) stockholders	0	0	0	(91,283)
Subscriptions received	11,250	0	276,500	514,415
Proceeds from issuance of common stock	1,542,888	895,200	208,995	20,638,558
Proceeds from convertible debentures	0	0	0	600,000
Share issue costs	(149,251)	0	0	(376,671)
Net Cash Provided by Financing Activities	1,404,887	895,200	485,495	22,302,303
Effect of Foreign Currency Translation on Cash	0	0	0	46,267
Inflow (Outflow) of Cash	(184,996)	(568,873)	(1,136,252)	350,235
Cash, Beginning of Year	535,231	1,104,104	2,240,356	0
Cash, End of Year	$350,235	$535,231	$1,104,104	$350,235

Supplemental disclosure of cash flow information (note 5)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2010, 2009 and 2008
(US Dollars)

1.	INCORPORATION AND NATURE OF OPERATIONS

Integral Technologies, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on February 12, 1996 and has its head office in Bellingham, Washington, USA.  The Company is in the development stage and is in the business of researching, developing and commercializing new antenna technologies.

The Company will be devoting all of its resources to the research, development and commercialization of its ElectriPlast technology.

2.	GOING CONCERN

These consolidated financial statements have been prepared on the going concern basis which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business.  The Company’s operations have resulted in a net loss of $2,929,737 (2009 - $1,554,876; 2008 - $1,938,216) for the year ended June 30, 2010, an accumulated deficit of $33,909,950 (2009 - $30,964,751) and a working capital deficiency of $349,369 (2009 - $115,208) as at June 30, 2010.  The Company has not yet commenced revenue-producing operations and has significant expenditure requirements to continue to advance its research, developing and commercializing new antenna technologies.  The Company estimates that without further funding, it will deplete its cash resources in approximately three months.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

These consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate because management believes that the actions already taken or planned will mitigate the adverse conditions and events that raise doubts about the validity of the going concern assumption used in preparing these consolidated financial statements.  Management intends to raise additional capital through stock issuances to finance operations.

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
Years Ended June 30, 2010, 2009 and 2008
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

The Company’s functional and reporting currency is the US dollar.  Transactions and balances for the Company’s operations which are not in US dollars are translated into US dollars at the exchange rates in effect at the balance sheet dates for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities.  Revenues and expenses are translated at the rate of exchange on the date of the transaction, except for amortization and depreciation, which are translated on the same basis as the related assets.  Resulting translation gains or losses are reflected in the statements of operations.

(f)	Research and development

Research and development expenditures are charged to operations as incurred.

(g)	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant areas requiring the use of management estimates include valuation allowance for deferred income tax assets and the determination of the assumptions used in calculating the fair value of stock-based compensation.  Actual results could differ from those estimates and could impact future results of operations and cash flows.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2010, 2009 and 2008
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h)	Financial instruments

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

The impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority is recognized at the largest amount that is more likely than not to be sustained.  No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.

(j)	Stock-based compensation

The Company accounts for stock-based compensation expenses associated with stock options and other forms of equity compensation by estimating the fair value of share-based payment awards on the date of grant using an option-pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statement of operations.  The Company uses the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards.  Stock-based compensation expense recognized in the statement of operations is reduced for estimated forfeitures, as it is based on awards ultimately expected to vest.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2010, 2009 and 2008
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k)	Recently adopted accounting pronouncements

(i)
In February, 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) issued ASU No. 2010-09, Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. Additionally, the Board has clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. Those amendments remove potential conflicts with the SEC's literature. All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

(ii)
In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”).  This update provides amendments to Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosure”, for the fair value measurement of liabilities when a quoted price in an active market is not available.  ASU 2009-05 is effective for reporting periods beginning after August 28, 2009.

(iii)
In June 2009, the FASB issued new guidance which is now part of ASC 105-10 (formerly Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, (“SFAS 168”)).  SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB ASU as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  The adoption of this statement did not significantly impact the Company’s disclosures.

(iv)
In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to our own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exemption.  EITF 07-5 is effective on January 1, 2009.  The adoption of this statement did not significantly impact the Company’s disclosures.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2010, 2009 and 2008
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(k)	Recently adopted accounting pronouncements (continued)

(v)
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, which, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary.  This pronouncement is effective for fiscal years beginning on or after December 15, 2008. The adoption of this statement did not significantly impact the Company’s disclosures.

(vi)
In December 2007, FASB Statement No. 141 (revised 2007), “Business Combinations” (“SFAS 141”), was issued.  SFAS 141 establishes principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and non-controlling interest in the acquired entity; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions of SFAS 141 are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement did not significantly impact the Company’s disclosures.

(l)	Recent accounting pronouncement not yet adopted

(i)
In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures” (“ASU 2010-06”).  This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosure”, that requires new disclosure for transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements.  The update also provides amendments that clarify existing disclosures surrounding levels of disaggregation and inputs and valuation techniques.  ASU 2010-06 is effective for reporting periods beginning after December 15, 2009, with the exception of Level 3 activity fair value measurements which is effective for reporting periods beginning after December 15, 2010.

(ii)
In January 2010, the FASB issued ASU update No. 2010-06 applicable to FASB ASC 820-10, “Improving Disclosures about Fair Value Measurements”. The guidance requires entities to disclose significant transfers in and out of fair value hierarchy levels and the reasons for the transfers and to present information about purchases, sales, issuances and settlements separately in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). Additionally, the guidance clarifies that a reporting entity should provide fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3). This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for interim and annual periods beginning after December 15, 2010. As this guidance provides only disclosure requirements, the adoption of this standard will not impact the Company’s consolidated results of operations, cash flows or financial positions.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2010, 2009 and 2008
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)	Recent accounting pronouncement not yet adopted (continued)

(iii)
In August 2009, the FASB issued ASU 2009-05 which includes amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures—Overall”. The update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. The amendments in this ASU clarify that a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability and also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in this ASU is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations

(iv)
In June 2009, the FASB issued FASB Statement No. 167, "Amendments to FASB Interpretation No. ("FIN") 46(R)" ("Statement No. 167"), codified in ASC Topic 810-10.  Statement No. 167, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity ("VIE"), amends FIN 46(R)’s consideration of related party relationships in the determination of the primary beneficiary of a VIE, amends certain guidance in FIN 46(R) for determining whether an entity is a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE.  Statement No. 167 is effective for annual reporting periods beginning after November 15, 2009.  The adoption of the provisions of Statement No. 167 is not anticipated to impact the company's consolidated financial position, results of operations or cash flows.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2010, 2009 and 2008
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT)

(a)	Common stock

(i)	During the year ended June 30, 2008, the Company:

Issued 190,000 shares of common stock for $208,995 on the exercise of warrants.  The Company approved a temporary adjustment to the exercise price of stock purchase warrants dated September 15, 2006 by reducing their exercise price from $2.50 per share to $1.10 per share in consideration of overall market conditions in October 2007, as long as the warrants were exercised prior to November 15, 2007.

(ii)	During the year ended June 30, 2009, the Company:

(a)
Closed a private placement for which it received $1,125,200 ($895,200 received during 2009 (2008 - $230,000)) (note 4(e)) for issuance of 4,500,800 units, each unit consisting of one share of common stock at $0.25 and one warrant at $0.001.  Each warrant entitles the holder to purchase one share of common stock on or before December 31, 2010 at an exercise price of $0.50;

(b)
Issued 100,000 shares of common stock as consideration for consulting services.  50,000 of these shares have been recorded at a value of $14,000 and 50,000 of these shares have been recorded at a value of $46,500 representing the market value of the shares on the date of issuance.

(iii)	During the year ended June 30, 2010, the Company:

(a)	Issued 270,000 shares of common stock as consideration for consulting services. These shares have been recorded at a value of $81,000 representing the fair value of the shares on the date of issuance.

(b)
Closed three private placements for which it received a total of $1,542,888. The first private placement amounted to $743,190 for issuance of 2,123,400 units, each unit consisting of one share of common stock at $0.35 and one warrant at $0.001.  Each warrant entitles the holder to purchase one share of common stock on or before February 8, 2012 at an exercise price of $0.70. The second private placement amounted to $228,534 for issuance of 507,853 units, each unit consisting of one share of common stock at $0.45 and one warrant at $0.001.  Each warrant entitles the holder to purchase one share of common stock on or before May 14, 2012 at an exercise price of $0.70.  The third private placement amounted to $571,164 for issuance of 1,631,899 units, each unit consisting of one share of common stock at $0.35 and one warrant at $0.0001.  Each warrant entitles the holder to purchase one share of common stock on or before June 3, 2012 at an exercise price of $0.70. Exercise of all the investment warrants may be required in the event that the market price for the common stock exceeds $1.30 per share.

Total commission costs payable amounted to $149,251.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2010, 2009 and 2008
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(a)	Preferred stock

The preferred stock may be issued in one or more series.  The distinguishing features of each series, including preference, rights and restriction, are to be determined by the Company's Board of Directors upon the establishment of each such series.

During the year ended June 30, 2000, the Company designated 1,000,000 of its authorized 20,000,000 preferred shares as Series A convertible preferred stock with a par value of $0.001 each and a stated value and liquidation preference of $1.00 per share.  Cumulative dividends are accrued at the rate of 5% annually, payable in cash or shares of common stock at the option of the Company.  The shares may be converted to restricted shares of common stock at the average trading price ten days prior to conversion and are entitled to votes equal to the number of shares of common stock into which each series of preferred stock may be converted.  Each Series A convertible preferred share may be redeemed by the Company for $1.50 within one year after the date of issue and for $2.00, $2.50, $3.00, $3.50 and $4.00 per share in each of the subsequent five years after the date of issue, with the redemption price increasing by $0.50 each year thereafter. The Company may, at its discretion, redeem the shares at a price higher than stipulated herein.

During the year ended June 30, 2000, the Company agreed to settle $383,228 of accounts payable and $281,182 of long-term debt, both amounts owed to officers and directors of the Company, by issuing 664,410 shares of Series A convertible preferred stock at a par value of $0.001 and a stated value of $1.00 per share.

(c)	Stock options and stock-based compensation

Stock option plans

In January 2001, the Company adopted the "Integral Technologies, Inc. 2001 Stock Plan" (the "2001 Plan"), a non-qualified stock option plan under which the Company may issue up to 2,500,000 stock options and stock bonuses of common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company.  This plan was amended during December 2001 to increase the number of common stock options that may be granted from 2,500,000 to 3,500,000 stock options.  As at June 30, 2010, there were 764,500 common stock options available under this plan.

In April 2003, the Company adopted the "Integral Technologies, Inc. 2003 Stock Plan" (the "2003 Plan"), a non-qualified stock option plan under which the Company may issue up to 1,500,000 stock options.  As of June 30, 2010, there were 1,375,000 common stock options available under this plan.

During the year ended June 30, 2010, the Company adopted the "Integral Technologies, Inc. 2009 Stock Plan" (the "2009 Plan"), a non-qualified stock option plan under which the Company may issue up to 4,000,000 common stock options.  As of June 30, 2010, there were 500,000 common stock options available under this plan.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2010, 2009 and 2008
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(c)	Stock options and stock-based compensation (Continued)

Pursuant to the 2001, 2003 and 2009 plans

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

During the year ended June 30, 2010, the Company extended the expiry dates of 625,000 common stock options, which resulted in additional stock-based compensation of $180,000.

During the year ended June 30, 2010, the Company granted fully-vested options to directors and consultants to acquire a total of 1,500,000 shares of common stock, exercisable at $0.25 per share.  Director options will expire the earlier of December 31, 2014 or one year after termination of employment with the Company, whilst consultant options will expire the earlier of December 31, 2012 or six months after termination of employment with the Company.

During the year ended June 30, 2010, the Company also signed a consulting agreement that will expire on July 31, 2011.  The contract can be terminated by either party on July 31, 2010 or January 31, 2011 with 30 days notice.  The Company granted an option to acquire a total of 2,000,000 shares of common stock, exercisable at $0.25 per share.  Every three months, 200,000 options will vest beginning July 10, 2009 to April 10, 2011, and the remaining 400,000 options will vest on July 10, 2011.  All vested options will expire the earlier of December 31, 2012 or six months after termination of employment with the Company.

Stock-based compensation

During the year ended June 30, 2010, the Company recorded stock-based compensation expense with respect to vested and modified stock options of $1,225,151 (2009 - $119,064; 2008 - $247,944); of this amount, $796,981 (2009 - $56,939; 2008 - $182,711) is included in consulting fees and $428,170 (2009 - $62,125; 2008 - $65,233) is included in salaries.

Stock-based compensation not yet recognized at June 30, 2010 relating to non-vested stock options was $192,737 which will be recognized over a weighted average period of 1.08 years.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2010, 2009 and 2008
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(c)	Stock options and stock-based compensation (Continued)

Key assumptions

The fair value of the Company’s stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2010	2009	2008

Expected life (years)	2.39	1	1
Interest rate	1.10%	3.87%	4.28%
Volatility	162.90%	84.24%	87.75%
Dividend yield	0.00%	0.00%	0.00%
Estimated forfeitures	0.00%	0.00%	0.00%

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

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2010, 2009 and 2008
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(c)	Stock options and stock-based compensation (Continued)

Stock option activity

The following table summarizes the Company’s stock option activity for the year ended June 30, 2010, 2009 and 2008:

	Number of Options	Price Per Option	Weighted Average Exercise Price

Outstanding, June 30, 2007 and 2008	3,720,000	$0.50 to $ 2.75	$1.31
Expired	(350,000)	$1.00 to $ 2.75	$2.25

Outstanding, June 30, 2009	3,370,000	$0.50 to $ 2.25	$1.21
Granted	3,500,000	$0.25	$0.25
Expired	(300,000)	$1.00 to $ 1.16	$1.08
Forfeited	(2,445,000)	$0.65 to $ 2.25	$1.28

Outstanding, June 30, 2010	4,125,000	$0.25 to $ 1.00	$0.36
Exercisable, June 30, 2010	2,925,000	$0.25 to $ 1.00	$0.41

The following summarizes the options outstanding and exercisable at June 30, 2010, 2009 and 2008:

		Number of Options
Expiry Date	Price	2010		2009	2008

March 23, 2009	$1.00	0		0	100,000
March 30, 2009	$2.75	0		0	250,000
August 31, 2010	$1.00	110,000	(1)	855,000	855,000
November 15, 2010	$1.00	100,000	(2)	100,000	100,000
June 30, 2010	$0.50	0		1,000,000	1,000,000
June 30, 2010	$2.25	0		1,000,000	1,000,000
December 31, 2012	$0.25	2,500,000		0	0
July 31, 2014	$1.00	415,000	(3)	415,000	415,000
December 31, 2014	$0.25	1,000,000		0	0

Total outstanding	$0.25 to $ 1.00	4,125,000		3,370,000	3,720,000
Total exercisable	$0.25 to $ 1.00	2,925,000		3,370,000	3,720,000

(1)
During the year ended June 30, 2010, the expiry date of 110,000 options was extended from August 31, 2009 to August 31, 2010.  Of the remaining balance 300,000 options expired unexercised and 445,000 options were forfeited. Subsequent to June 30, 2010, the expiry date of the 110,000 options was extended from August 31, 2010 to December 31, 2011.

(2)	During the year ended June 30, 2010, the expiry date of these options was extended from November 15, 2009 to November 15, 2010.
(3)	During the year ended June 30, 2010, the expiry date of these options was extended from December 31, 2010 to July 31, 2014.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2010, 2009 and 2008
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(c)	Stock options and stock-based compensation (Continued)

Stock option activity (Continued)

The number of options granted during the year ended June 30, 2010 which did not vest immediately upon grant was 2,000,000 (2009 - $nil; 2008 - $nil), of which 800,000 vested during the year ended June 30, 2010 (2009 - $nil; 2008 - $nil) and 1,200,000 (2009 - $nil; 2008 - $nil) remained unvested at June 30, 2010. These options had a weighted average grant date fair value of $0.42 (2009 - nil; 2008 - nil).

The weighted average grant date fair value of options granted and extended during the year ended June 30, 2010 was $0.34 (2009 - $nil; 2008 - $nil).  The total intrinsic value of options exercised during the year ended June 30, 2010 was $nil (2009 - $nil; 2008 - $nil).

The aggregate intrinsic value of options outstanding as at June 30, 2010 was $562,500 of which $298,500 related to options that were exercisable. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value is the difference between the market value of the shares and the exercise price of the award as of the measurement date.

The weighted average remaining contractual lives for options outstanding and exercisable at June 30, 2010 were 3.04 and 3.25 years respectively.

Stock purchase warrants

The following table summarizes the Company's common stock purchase warrant activity for the years ended June 30, 2010, 2009 and 2008:

	Number of Warrants	Price Per Warrant	Weighted Average Exercise Price

Balance, June 30, 2007	590,629	$2.50	$2.50
Exercised	(190,000)	$2.50	$2.50

Balance, June 30, 2008	400,629	$2.50	$2.50
Issued	4,500,800	$0.50	$0.50
Expired	(400,629)	$2.50	$2.50

Balance, June 30, 2009	4,500,800	$0.50	$0.50
Issued	4,263,152	$0.70	$0.70

Balance, June 30, 2010	8,763,952		$0.60

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2010, 2009 and 2008
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(c)	Stock options and stock-based compensation (Continued)

Stock purchase warrants (Continued)

At June 30, 2010, 2009 and 2008, the following common stock purchase warrants were outstanding:

		Number of Warrants
Expiry Date	Exercise Price	2010	2009	2008

September 15, 2008	$2.50	0	0	400,269
December 31, 2010	$0.50	4,500,800	4,500,800	0
February 8, 2012	$0.70	2,123,400	0	0
May 14, 2012	$0.70	507,853	0	0
June 3, 2012	$0.70	1,631,899	0	0

Total outstanding and exercisable	$0.50 to $ 0.70	8,763,952	4,500,800	400,269

Subsequent to the year ended June 30, 2010, 300,000 warrants were exercised for gross proceeds of $150,000. The shares have not yet been issued.

(d)	Promissory notes receivable at June 30, 2010 includes:

(i)	$17,500 (2009 - $17,500) due on exercise of 210,000 stock options, interest at 10% per annum, due November 1, 2002, subsequently extended to June 30, 2003; and

(ii)	$12,237 (2009 - $12,237) due on exercise of 23,000 stock options, interest at 10% per annum, due June 30, 2003.

Shares issued on exercise of options are restricted from trading.  The restrictions will not be removed until the respective notes are paid to the Company.

(e)	Subscriptions received

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

In consideration of overall market conditions during the year ended June 30, 2009, the terms of the above subscriptions received during 2008 was reduced.  A total of $230,000 was received and the revised subscription was for 920,000 units consisting of common stock at $0.25 per share at $0.001 per share of common stock underlying the warrant to purchase 920,000 shares of common stock on or before two years after the closing date at an exercise price of $0.50 per share, included in the private placement of 4,500,800 units (note 4)(a)(ii)(a)).  These shares were issued during the year ended June 30, 2009.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2010, 2009 and 2008
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(e)	Subscriptions received (Continued)

(ii)
At June 30, 2008, the Company had an obligation to issue 50,000 shares of common stock as consideration for consulting services.  These shares were recorded at a value of $46,500 representing the market value of the shares at the date the shares were to have been issued.  These shares were issued during the year ended June 30, 2009.

(iii)
During the year ended June 30, 2010, $11,250 was received for subscriptions of 15,000 units consisting of common stock at $0.75 per share and warrants at $0.001 per share of common stock underlying the warrant to purchase 15,000 shares of common stock on or before two years after the closing date at an exercise price of $1.00 per share (exercise of the investment warrant may be required in the event that the market price for the common stock exceeds $1.50 per share). These shares have not yet been issued.

(iv)
Subsequent to the year ended June 30, 2010, $33,750 was received for subscriptions of 45,000 units consisting of common stock at $0.75 per share and warrants at $0.001 per share of common stock underlying the warrant to purchase 45,000 shares of common stock on or before two years after the closing date at an exercise price of $1.00 per share (exercise of the investment warrant may be required in the event that the market price for the common stock exceeds $1.50 per share). These shares have not yet been issued.

5.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	2010	Years Ended June 30,2009	2008	Period from February 12, 1996 (Inception) Through June 30, 2010

Supplemental Disclosure of Non-Cash Transactions
Shares Issued for
Redemption of preferred shares	$0	$0	$0	$415,000
Property and equipment	$0	$0	$0	$23,000
Proprietary agreement	$0	$0	$0	$711,000
Settlement of accounts payable	$0	$0	$0	$228,742
Services (provided by officers
and directors)	$0	$0	$0	$120,000
Settlement of lawsuit	$0	$0	$0	$15,000
Services	$81,000	$14,000	$0	$896,784
Subscriptions received	$0	$46,500	$0	$46,500
Acquisition of subsidiary	$0	$0	$0	$894,200
Supplemental Cash Flow Information
Interest paid	$0	$0	$0	$81,111
Income tax paid	$0	$0	$0	$0

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2010, 2009 and 2008
(US Dollars)

6.	RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

(a)	Fair value

The carrying values of cash and accounts payable and accrued liabilities approximate their fair values due to the short-term maturity of these financial instruments.

(b)	Credit risk

The Company’s financial assets that are exposed to credit risk consist primarily of cash, which is placed with US and Canadian financial institutions.

Concentration of credit risk exists with respect to the Company’s cash as certain amounts are held at a single US and Canadian financial institutions.  The maximum exposure is as follows:

	2010	2009

Cash (US institution) – Non-FDIC insured	$316,674	$514,868
Cash (US institution) – FDIC insured	15,034	15,510
Cash (CDN institution)	18,527	4,853

	$350,235	$535,231

(c)	Interest rate risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.

(d)	Currency risk

The Company translates the results of non-US transactions into US currency using rates of exchange on the date of the transaction.  The exchange rate varies from time to time.  This risk is considered nominal as the Company does not incur any significant transactions in currencies other than US dollars.

(e)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company’s approach to managing liquidity risk is to provide reasonable assurance that it will have sufficient funds to meet liabilities when due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash at June 30, 2010 totalled $350,235 (2009 - $535,231). At June 30, 2010, the Company had accounts payable of $707,148 (2009 - $661,792), all of which are due in the first fiscal quarter of 2011.

The Company requires significant additional funding to meet its administrative overhead costs and maintain its research and development program in 2011.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2010, 2009 and 2008
(US Dollars)

7.	INCOME TAXES

The provision for income taxes consists of the following at June 30:

	2010	2009	2008

Current expense	$0	$0	$0
Deferred benefit	878,000	(528,000)	(669,000)
(Decrease) Increase in valuation allowance	(878,000)	528,000	669,000

Total provision for income tax	$0	$0	$0

The total provision differs from the amount computed by applying federal statutory rates to loss before income taxes due to the following at June 30:

	2010	2009	2008

Provision for income tax at the statutory rate of 34%	$(996,000)	$(529,000)	$(660,000)

Increase (decrease) in taxes due to
Change in valuation allowance	(878,000)	528,000	669,000
Disallowed expense	1,000	1,000	1,000
True-up of deferred tax assets	0	0	(10,000)
Expiration of capital loss	425,000	0	0
Change in deferred stock-based compensation	1,448,000	0	0

Total provision for income tax	$0	$0	$0

The Company has used a federal statutory rate of 34%.  All of the Company's operations are in Washington State, which has no corporation income tax, so no provision for state income tax is needed.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2010, 2009 and 2008
(US Dollars)

7.	INCOME TAXES (Continued)

Deferred tax assets and liabilities reflect the tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The Company has net deferred income tax assets which have been reduced to zero through a valuation allowance because of uncertainties relating to utilization of future tax benefits. The (decrease) increase in the valuation allowance for the years ended June 30, 2010, June 30, 2009, and June 30, 2008 are respectively $(878,000), $528,000 and $669,000. The components of the net deferred income tax assets, calculated at an effective rate of 34%, are as follows at June 30:

	2010	2009	2008

Deferred income tax assets
Current deferred tax assets
Legal dispute reserve	$182,000	$0	$182,000
Accrued liabilities	14,000	12,000	14,000

Total current deferred tax assets	196,000	12,000	196,000

Noncurrent deferred tax assets
Net operating loss carryforwards	8,102,000	7,706,000	7,034,000
Non-qualified stock options	762,000	1,795,000	1,754,000
Capital loss carryforwards	0	425,000	425,000
Investment reserve	247,000	247,000	247,000
Basis difference of fixed assets	1,000	1,000	2,000
Valuation allowance	(9,308,000)	(10,186,000)	(9,658,000)

Total noncurrent deferred tax assets	(196,000)	(12,000)	(196,000)

Noncurrent deferred tax liabilities	0	0	0

Total noncurrent deferred tax liabilities	0	0	0

Net deferred tax asset (liability)	$0	$0	$0

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2010, 2009 and 2008
(US Dollars)

7.	INCOME TAXES (Continued)

For tax purposes, the Company has unused net operating losses available to carryforward to future tax years.  At June 30, 2010, the amounts and expiration dates of the Company's net operating loss carryforwards are as follows.

Year Ended	Expires	Amount

June 30, 1996	June 30, 2011	$346,000
June 30, 1997	June 30, 2012	1,405,000
June 30, 1998	June 30, 2018	999,000
June 30, 1999	June 30, 2019	1,361,000
June 30, 2000	June 30, 2020	1,091,000
June 30, 2001	June 30, 2021	2,002,000
June 30, 2002	June 30, 2022	2,527,000
June 30, 2003	June 30, 2023	1,364,000
June 30, 2004	June 30, 2024	2,162,000
June 30, 2005	June 30, 2025	2,208,000
June 30, 2006	June 30, 2026	2,373,000
June 30, 2007	June 30, 2027	1,177,000
June 30, 2008	June 30, 2028	1,676,000
June 30, 2009	June 30, 2029	1,439,000
June 30, 2010	June 30, 2030	1,699,000

Total		$23,829,000

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

The Company’s unused capital losses available to carryforward to future tax years of $1,250,000 expired on June 30, 2010.

In July 2006, the FASB released the Final Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, ASC 740 (ASC 740).  ASC 740 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  ASC 740 also requires additional disclosure of the beginning and ending unrecognized tax benefits and details regarding the uncertainties that may cause the unrecognized benefits to increase or decrease within a twelve-month period.

The provisions of ASC 740 were adopted on July 1, 2007. There was no impact on the consolidated financial position, results of operations and cash flows as a result of adoption. The Company has an unrecognized tax benefit of $336,000 as of June 30, 2010, including no accrued amounts for interest and penalties.

Policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. The Company is subject to income tax examinations for U.S. incomes taxes from the year ended June 30, 1996 forward and it is not anticipated that total unrecognized tax benefits will significantly change prior to June 30, 2011.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2010, 2009 and 2008
(US Dollars)

8.	LOSS PER SHARE

	Income (Numerator)	Weighted Average Number of Shares (Denominator)	Loss Per Share

2010
Loss for the year	$(2,929,737)
Preferred stock dividends	(15,462)

Loss attributable to common shareholders	$(2,945,199)	51,520,654	$(0.06)

2009
Loss for the year	$(1,554,876)
Preferred stock dividends	(15,427)

Loss attributable to common shareholders	$(1,570,303)	47,360,459	$(0.03)

2008
Loss for the year	$(1,938,216)
Preferred stock dividends	(15,427)

Loss attributable to common shareholders	$(1,953,643)	45,617,756	$(0.04)

Common share equivalents consisting of stock options and warrants are not considered in the computation of diluted loss per share because their effect would be anti-dilutive.