Form 10-Q
period 2010-09-30
INTEGRAL TECHNOLOGIES INC
filed 2010-11-15
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of September 30, 2010, there were 55,346,463 outstanding shares of the Registrant's Common Stock, $0.001 par value.

INTEGRAL TECHNNOLOGIES, INC.
September 30, 2010 QUARTERLY REPORT ON FORM 10-Q

			Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements INTEGRAL TECHNOLOGIES, INC. (A Development Stage Company) Consolidated Financial Statements September 30, 2010 (U.S. Dollars) (Unaudited)
	Consolidated Balance Sheets	F-1

	Consolidated Statement of Operations	F-2

	Consolidated Statement of Stockholders’ Equity	F-3

	Consolidated Statement of Cash Flows	F-4

	Notes to Consolidated Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis and Results of Operations		1
Item 3.	Quantitative and Qualitative Disclosure About Market Risk		3
Item 4.	Controls and Procedures		3

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings		4
Item 1A.	Risk Factors		4
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		4
Item 3.	Defaults Upon Senior Securities		4
Item 4.	Removed and Reserved		4
Item 5.	Other Information		4
Item 6.	Exhibits		4
SIGNATURES			5

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheet
(US Dollars)

	September 30, 2010	June 30, 2010
	(Unaudited)
Assets

Current
Cash	$147,154	$350,235
Prepaid expenses	1,003	7,544

Total Assets	$148,157	$357,779

Liabilities

Current
Accounts payable and accruals	$746,230	$707,148

Total Current Liabilities	746,230	707,148

Stockholders’ Deficit

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
20,000,000 Shares authorized 308,538 (June 30, 2010 - 308,538) issued and outstanding	308,538	308,538
Common Stock and Paid-in Capital in Excess of $0.001 Par Value
150,000,000 Shares authorized 55,346,463 (June 30, 2010 - 54,838,921) issued and outstanding	33,540,432	33,224,263
Promissory Notes Receivable	(29,737)	(29,737)
Subscriptions Received (note 3(a)(iv))	45,000	11,250
Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(34,508,573)	(33,909,950)

Total Stockholders’ Deficit	(598,073)	(349,369)

Total Liabilities and Stockholders’ Deficit	$148,157	$357,779

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
(US Dollars)

	Three Months Ended September 30,		Period from February 12, 1996 (Inception) to September 30,
	2010	2009	2010

Revenue	$0	$0	$249,308
Cost of Sales	0	0	216,016
	0	0	33,292
Other Income	502	72	869,008
	502	72	902,300
Expenses
Consulting	294,550	441,610	8,220,216
Salaries and benefits	110,000	378,502	10,669,316
Research and development	99,026	28,395	1,820,815
Legal and accounting	32,881	50,300	4,635,903
Travel and entertainment	23,906	15,243	1,443,220
General and administrative	17,232	19,813	1,295,610
Rent	12,465	10,904	546,766
Telephone	5,128	5,372	488,805
Bank charges and interest, net	72	546	207,353
Advertising	0	0	338,727
Settlement of lawsuit	0	0	45,250
Remuneration pursuant to proprietary, non-competition agreement	0	0	711,000
Financing fees	0	0	129,043
Write-off of investments	0	0	1,250,000
Interest on beneficial conversion feature	0	0	566,455
Write-down of license and operating assets	0	0	1,855,619
Bad debts	0	0	46,604
Amortization	0	0	324,386
	595,260	950,685	34,595,088
Net Loss for Period	$(594,758)	$(950,613)	$(33,692,788)
Loss Per Common Share	$(0.01)	$(0.02)
Weighted Average Number of Common Shares Outstanding	54,963,262	50,308,769

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, June 30, 2009	50,305,769	$30,524,475	308,538	$308,538	$(29,737)	$0	$46,267	$(30,964,751)	$(115,208)
Shares Issued for
Services	270,000	81,000	0	0	0	0	0	0	81,000
Cash, net	4,263,152	1,393,637	0	0	0	0	0	0	1,393,637
Subscriptions received	0	0	0	0	0	11,250	0	0	11,250
Dividends on preferred shares	0	0	0	0	0	0	0	(15,462)	(15,462)
Stock-based compensation	0	1,225,151	0	0	0	0	0	0	1,225,151
Net loss for year	0	0	0	0	0	0	0	(2,929,737)	(2,929,737)
Balance, June 30, 2010	54,838,921	33,224,263	308,538	308,538	(29,737)	11,250	46,267	(33,909,950)	(349,369)

Shares Issued for
Services	207,542	62,539	0	0	0	0	0	0	62,539
Warrants exercised	300,000	150,000	0	0	0	0	0	0	150,000
Share issue costs	0	(8,420)	0	0	0	0	0	0	(8,420)
Subscriptions received	0	0	0	0	0	33,750	0	0	33,750
Dividends on preferred shares	0	0	0	0	0	0	0	(3,865)	(3,865)
Stock-based compensation	0	112,050	0	0	0	0	0	0	112,050
Net loss for period	0	0	0	0	0	0	0	(594,758)	(594,758)
Balance, September 30, 2010 (unaudited)	55,346,463	$33,540,432	308,538	$308,538	$(29,737)	$45,000	$46,267	$(34,508,573)	$(598,073)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
(US Dollars)

	Three Months Ended September 30,		Period from February 12, 1996 (Inception) to September 30,
	2010	2009	2010
Operating Activities
Net loss	$(594,758)	$(950,613)	$(33,692,788)
Items not involving cash
Write-down of investment	0	0	1,250,000
Proprietary, non-competition agreement	0	0	711,000
Amortization	0	0	349,941
Other income	0	0	(658,305)
Consulting services and financing fees	5,000	81,000	1,623,783
Stock-based compensation	112,050	527,228	7,170,559
Interest on beneficial conversion feature	0	0	566,456
Settlement of lawsuit	0	0	60,250
Write-down of license and operating assets	0	0	1,853,542
Bad debts	0	0	77,712
Changes in Non-Cash Working Capital
Due from affiliated company	0	0	(116,000)
Notes and account receivable	0	0	(109,213)
Inventory	0	0	(46,842)
Prepaid expenses	6,541	1,570	(1,002)
Other	0	0	(2,609)
Accounts payable and accruals	87,936	19,464	1,037,194
Cash Used in Operating Activities	(383,231)	(321,351)	(19,926,322)
Investing Activities
Purchase of property, equipment and intangible assets	0	0	(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0	(129,474)
Investment purchase	0	0	(2,000,000)
License agreement	0	0	(124,835)
Cash Used in Investing Activities	0	0	(2,455,244)
Financing Activities
Redemption of preferred shares	0	0	(50,000)
Repayment of loan	0	0	(11,000)
Repayments to stockholders	0	0	(91,283)
Proceeds from issuance of common stock	150,000	0	20,788,558
Advances from stockholders	0	0	1,078,284
Share issue cost	(3,600)	0	(380,271)
Subscriptions received	33,750	219,500	548,165
Proceeds from convertible debentures	0	0	600,000
Cash Provided by Financing Activities	180,150	219,500	22,482,453
Effect of Foreign Currency Translation on Cash	0	0	46,267
Outflow of Cash	(203,081)	(101,851)	147,154
Cash, Beginning of Period	350,235	535,231	0
Cash, End of Period	$147,154	$433,380	$147,154

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2010
(Unaudited)
(US Dollars)

1.	BASIS OF PRESENTATION

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information.  These financial statements are condensed and do not include all disclosures required for annual financial statements.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s June 30, 2010 Form   10-K.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2010 and June 30, 2010 and the consolidated results of operations and cash flows for the three months ended September 30, 2010 and 2009. The results of operations for the three months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	GOING CONCERN

These consolidated financial statements have been prepared on the going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $594,758 (2009 - $950,613) for the three months ended September 30, 2010, an accumulated deficit of $34,508,573 (2009 - $33,909,950) and a working capital deficiency of $598,073 (2009 - $349,369) as at September 30, 2010. The Company has not yet commenced revenue-producing operations and has significant expenditure requirements to continue to advance its research, developing and commercializing new antenna technologies.  The Company estimates that, subsequent to further funding received as described in note 7, it will deplete its cash resources in approximately five months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2010
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ EQUITY

(a)	Common stock

(i)	During the period ended September 30, 2010, the Company issued 202,542 shares of common stock as consideration for private placement commission costs.

Of these shares, 133,448 have been recorded at $33,357 and 69,094 have been recorded at $24,182, for a total of $57,539, representing the fair value of the consideration received.

$52,719 of the above value was accrued as at June 30, 2010. Other cash commission costs paid during the period amounted to $3,600.

The net of these costs total $8,420 and such amount is included as stock issue costs in the accompanying statement of stockholders’ deficit.

(ii)
During the period ended September 30, 2010, the Company issued 5,000 shares of common stock as consideration for consulting services. The shares were recorded at $5,000 representing the fair value of the consideration received.

(iii)
During the period ended September 30, 2010, the Company issued 300,000 shares of common stock upon exercise of 300,000 share purchase warrants at $0.50 per share, recording gross proceeds received of $150,000.

(iv)
During the period ended September 30, 2010, the Company received $33,750 for subscriptions of 45,000 units consisting of common stock at $0.75 per share and warrants at $0.001 per share of common stock underlying the warrant to purchase 45,000 shares of common stock on or before two years after the closing date at an exercise price of $1.00 per share (exercise of the investment warrant may be required in the event that the market price for the common stock exceeds $1.50 per share). These shares have not yet been issued and the Company determined that the warrants did not contain provisions that would preclude equity treatment.

(b)           Stock-based compensation

During the period ended September 30, 2010, the Company recorded stock-based compensation expense with respect to vested and modified stock options of $112,050 (three months ended September 30, 2009 - $527,228). Of this amount, $112,050 (three months ended September 30, 2009 - $257,058) is included in consulting fees and $nil (three months ended September 30, 2009 - $270,170) is included in salaries.

Stock-based compensation not yet recognized at September 30, 2010 relating to non-vested stock options was $122,058, which will be recognized over a weighted average period of 0.75 years.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2010
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ EQUITY (continued)

(b)           Stock-based compensation (continued)

The fair value of the Company’s stock options was estimated on the date of grant or modification using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30, 2010	September 30, 2009

Expected life (years)	1.42	1-3
Interest rate	0.56%	1.02%
Volatility	121.46%	184.10%
Dividend yield	0.00%	0.00%
Estimated forfeitures	0.00%	0.00%

(c)           Stock options

The following summarizes information about the Company’s options outstanding:

			Weighted
			Average
	Number	Price	Exercise
	of Options	per Option	Price

Outstanding, June 30, 2009	3,370,000	$0.50 to $ 2.25	$1.21
Granted	3,500,000	$0.25	$0.25
Expired	(300,000)	$1.00 to $ 1.16	$1.08
Forfeited	(2,445,000)	$0.65 to $ 2.25	$1.28
Outstanding, June 30, 2010 and September 30, 2010	4,125,000	$0.25 to $ 1.00	$0.36

Exercisable, September 30, 2010	3,125,000	$0.25 to $ 1.00	$0.40

The number of options granted during the year ended June 30, 2010, which did not vest immediately upon grant, was 2,000,000, of which 1,000,000 have vested and 1,000,000 remain unvested as at September 30, 2010.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2010
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ EQUITY (continued)

(c)           Stock options (continued)

The following summarizes the options outstanding and exercisable:

		Number of Options
	Exercise	September 30,		June 30,
Expiry Date	Price	2010		2010

November 15, 2010	$1.00	100,000		100,000
December 31, 2011	$1.00	110,000	*	110,000
December 31, 2012	$0.25	2,500,000		2,500,000
July 31, 2014	$0.25	415,000		415,000
December 31, 2014	$0.25	1,000,000		1,000,000

Total outstanding		4,125,000		4,125,000
Total exercisable		3,125,000		2,925,000

*	During the period ended September 30, 2010, the expiry date of these options was extended from August 31, 2010 to December 31, 2011.

The weighted average remaining contractual lives for options outstanding and exercisable at September 30, 2010 were 2.82 and 3.00 years, respectively.

The weighted average grant date fair value of options modified during the period ended September 30, 2010 was $0.38 (three months ended September 30, 2009 - $nil), granted during the period ended September 30, 2010 was $nil (three months ended September 30, 2009 - $0.35) and vested during the period ended September 30, 2010 was $0.42 (three months ended September 30, 2009 - $0.47).

The total intrinsic value of options exercised during the period ended September 30, 2010 was $nil (three months ended September 30, 2009 - $nil).

The aggregate intrinsic value of options outstanding as at September 30, 2010 was $562,500 of which $342,500 related to options that were exercisable. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value is the difference between the market value of the shares and the exercise price of the award as of the measurement date.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2010
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ EQUITY (continued)

(d)	Stock purchase warrants

The following summarizes information about the Company’s stock purchase warrants outstanding:

	Number of Warrants	Price Per Share	Weighted Average Exercise Price
Balance, June 30, 2009	4,500,800	$0.50	$0.50
Issued	4,263,152	$0.70	$0.70
Balance, June 30, 2010	8,763,952		$0.60
Exercised	(300,000)	$0.50	$0.50

Balance, September 30, 2010	8,463,952		$0.60

		Number of Warrants
Expiry Date	Exercise Price	September 30, 2010	June 30, 2010

December 31, 2010	$0.50	4,200,800	4,500,800
February 8, 2012	$0.70	2,123,400	2,123,400
May 14, 2012	$0.70	507,853	507,853
June 3, 2012	$0.70	1,631,899	1,631,899

Total outstanding and exercisable		8,463,952	8,763,952

4.	INCOME TAXES

The Company has losses carried forward for income tax purposes to September 30, 2010. There are no current or deferred tax expenses for the three months ended September 30, 2010 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2010
(Unaudited)
(US Dollars)

5.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three Months Ended September 30,		Period from February 12, 1996 (Inception) to September 30,
	2010	2009	2010
Shares Issued for
Redemption of preferred shares	$0	$0	$415,000
Property and equipment	$0	$0	$23,000
Proprietary agreement	$0	$0	$711,000
Settlement of accounts payable	$57,719	$0	$286,461
Services (provided by officers
and directors)	$0	$0	$120,000
Settlement of lawsuit	$0	$0	$15,000
Services	$5,000	$81,000	$901,784
Subscriptions received	$0	$0	$46,500
Acquisition of subsidiary	$0	$0	$894,200
Interest paid	$0	$0	$81,111
Income tax paid	$0	$0	$0

6.	LOSS PER SHARE

	Income (Numerator)	Weighted Average Number of Shares (Denominator)	Loss Per Share
September 30, 2010
Net loss for period	$(594,758)
Preferred stock dividends	(3,865)
Loss attributable to common shareholders	$(598,623)	54,963,262	$(0.01)
September 30, 2009
Net loss for period	$(950,613)
Preferred stock dividends	(3,865)
Loss attributable to common shareholders	$(954,478)	50,308,769	$(0.02)

Common share equivalents consisting of stock options and warrants are not considered in the computation of diluted loss per share because their effect would be anti-dilutive.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2010
(Unaudited)
(US Dollars)

7.	SUBSEQUENT EVENTS

Subsequent to the quarter ended September 30, 2010, the Company received $542,446 for subscriptions of 834,532 units consisting of common stock at $0.65 per share and warrants at $0.001 per share of common stock underlying the warrant to purchase 417,266 shares of common stock on or before two years after the closing date at an exercise price of $1.00 per share (exercise of the investment warrant may be required in the event that the market price for the common stock exceeds $1.50 per share). These shares have not yet been issued and the Company determined that the warrants did not contain provisions that would preclude equity treatment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Forward Looking Statements

Statements contained herein that are not historical facts are forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements.  Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, our ability to compete as a start-up company in a highly competitive market, our access to sources of capital, and other risks and uncertainties described in our annual report on Form 10-K for the fiscal year ended June 30, 2010 as filed with the Securities and Exchange Commission and available at www.sec.gov.

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q.  Our actual results could differ materially from those discussed here. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

Patents/Trademarks on Technologies

Our intellectual property portfolio consists of over eleven years of accumulated research and design knowledge and trade secrets.  We have sought U.S. patent protection for many of our ideas related to our ElectriPlast™ technologies.  Currently, we have filed 118 U.S. patent applications, 50 of which have been issued and allowed and awaiting issuance. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, we will continue to attempt to commercialize these technologies without the protection of patents.  As patents are issued, we will have the exclusive right to use in the U.S. the design(s) described in each issued patent for the 18-year life of the patent.

Of the 71 U.S. patent applications that have not been approved, 56 have been rejected and 8 have received a non final action. Certain patent office applications have been rejected by the patent office due to more stringent requirements implemented by the patent office over 18 months ago. The Company has elected not to appeal those patent application rejected as the contents of those rejected applications have been incorporated into subsequent applications.

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

While the number of rejections has been significant for reasons mentioned in the previous paragraph, we maintain patents on the core technology and over 49 applications thereon.

Patent License Agreement

Summary descriptions of our manufacturing agreement with Jasper Rubber Products, Inc. and our various patent license agreements are included in our annual report on Form 10-K for the year ended June 30, 2010.

We are not in the manufacturing business.  Our manufacturing agreement with Jasper Rubber Products, Inc. provides for Jasper to manufacture ElectriPlast™ for us.

After twenty-three months of refining the manufacturing and molding process of ElectriPlast™, the Jasper facility is now capable of producing over 50,000 pounds of ElectriPlast™ pellets per month.  We have entered into patent license agreements with several companies and we are in the process of producing prototypes of requested applications of ElectriPlast™ for these companies as well as other prospective customers.

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

Financial Position

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From incorporation on February 12, 1996 through September 30, 2010, we have accrued an accumulated deficit of approximately $34.5 million.

At September 30, 2010, all of our assets of $148,157 were current consisting of cash of $147,154 and prepaid expenses of $1,003.  All of our property and equipment has been fully depreciated.

At September 30, 2010 all of our liabilities of $746,230 were current, consisting of accounts payable and accruals.  Of this amount, payables for legal fees (including associated filing fees) related to patent filings accounted for approximately $535,000 of the total.

At September 30, 2010, total stockholder’s deficit was $598,073.

Results of Operations for the Three Months Ended September 30, 2010 compared to the Three Months Ended September 30, 2009

Our net loss for the quarter ended September 30 2010, was $594,758, compared to a net loss of $950,613 for the corresponding period of the prior fiscal year, a decrease of $355,855 which was primarily a result of a decrease in stock based compensation of $415,178.

Total expenses for the quarter ended September 30, 2010, was $595,260 compared to total expenses of $950,685 for the corresponding period of the prior fiscal year, a decrease of $355,425 which was primarily a result of a decrease in stock based compensation of $415,178.

Total income for the quarter ended September 30, 2010, was comprised of “other income” of $502 compared to “other income” of $72 for the corresponding period of the prior fiscal year, an increase of $430.  The category of “other income” consists of interest income and nominal license fees.

Consulting expenses during the quarter ended September 30, 2010, were $294,550 which included non-cash, issuance of shares in consideration for consulting services in the amount of $5,000 and $112,050 for non-cash stock based compensation charges for the vesting and modifications of options previously issued. In the corresponding period of the prior fiscal year, consulting expenses were $441,610 which included non-cash, issuance of shares in consideration for consulting services in the amount of $81,000 (representing the market value of the shares at the date when the shares were to be issued) and $257,058 for non-cash stock based compensation charges for the granting of options.

Salaries and benefits expenses during the quarter ended September 30, 2010, were $110,000 which included non-cash, stock based compensation charges of $0. In the corresponding period of the prior fiscal year, salaries and benefits expenses  were $378,502 which included non-cash, stock based compensation charges (for the extension of the expiry date of options and the granting of options) of $270,170.
Research and development costs of $99,026 during the quarter ended September 30, 2010, are attributable to refining the manufacturing process of our ElectriPlast™ material

During the next twelve months, we do not anticipate increasing our staff.

Critical Accounting Policies and Estimates

The details of the critical accounting policies relevant to the Company are set out in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.There have been no material changes to our critical accounting policies as described in Item 7 of our annual report on Form 10-K for the year ended June 30, 2010.

Management does not believe that any new accounting pronouncement not yet effective will have any material effect on the Company’s financial statements as adopted.

Liquidity and Capital Resources

Since inception we have funded our operations through capital fundraising and loans from management. .As of September 30, 2010, we had $147,154 in cash on hand.

Subsequent to the quarter ended September 30, 2010, we received $542,446 pursuant to subscriptions for 834,532 units consisting of common stock at $0.65 per share and warrants at $0.001 per share of common stock underlying the warrants to purchase 417,266 shares of common stock on or before two years after the closing date at an exercise price of $1.00 per share (exercise of the investment warrant may be required in the event that the market price for the common stock exceeds $1.50 per share). These shares have not yet been issued.

Accordingly, management believes that there is adequate cash on hand to fund operations over the next five months and additional equity funding will be required thereafter.  There can be no assurance that additional equity financing will be available on terms satisfactory to us or at all, and if funds are raised in the future through issuance of preferred stock, these securities could have rights, privileges or preference senior to those of our common stock. Further, any sale of newly issued equity securities could result in additional dilution to our current shareholders.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act, amended) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon that evaluation, William S. Robinson, our Chief Executive Officer (“CEO”) and William A. Ince, our  Chief Financial Officer (“CFO”) concluded that that as of September 30, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives for the three months ended September 30, 2010..

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended September 30, 2010.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended September 30, 2010, we issued 202,542 shares of common stock as consideration for private placement commission costs. The aggregate fair value of the consideration received was $57,539. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities. The recipient took its securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

During the period ended September 30, 2010, we issued 5,000 shares of common stock as consideration for consulting services. The aggregate fair value of the consideration received was $5,000. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities. The recipient took its securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

During the period ended September 30, 2010, we issued 300,000 shares of common stock upon exercise of 300,000 share purchase warrants at $0.50 per share, and received gross proceeds of $150,000. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities. The recipient took its securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - REMOVED AND RESERVED

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6. Exhibits

10.01	Engagement Agreement between Integral Technologies, Inc. and MBD Capital Group, Inc., dated October 1, 2010.(1)

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act(2)

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act(2)

32.1
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code(2)

(1) Incorporated by reference herein from Exhibit No. 10.01 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2010.
(2) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 14, 2010
Integral Technologies, Inc.

By:	/s/ William S. Robinson
William S. Robinson, Chief Executive Officer
and Principal Executive Officer

By:	/s/ William A. Ince
William A. Ince, Chief Financial Officer and
Principal Accounting Officer

Date: November 14, 2010

EXHIBIT INDEX

10.01	Engagement Agreement between Integral Technologies, Inc. and MBD Capital Group, Inc., dated October 1, 2010.(1)

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act(2)

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act(2)

32.1
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code(2)

(1) Incorporated by reference herein from Exhibit No. 10.01 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2010.
(2) Filed herewith.