Form 10-Q
period 2010-12-31
INTEGRAL TECHNOLOGIES INC
filed 2011-02-14
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2010.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of December 31, 2010, there were 56,590,712 outstanding shares of the Registrant's Common Stock, $0.001 par value.

INTEGRAL TECHNNOLOGIES, INC.
December 31, 2010 QUARTERLY REPORT ON FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheet
(US Dollars)

	December 31, 2010	June 30, 2010
	(Unaudited)
Assets

Current
Cash	$481,575	$350,235
Prepaid expenses	0	7,544

Total Assets	$481,575	$357,779

Liabilities

Current
Accounts payable and accruals	$798,267	$707,148

Total Current Liabilities	798,267	707,148

Stockholders’ Deficit

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
20,000,000 Shares authorized 308,538 (June 30, 2010 - 308,538) issued and outstanding	308,538	308,538
Common Stock and Paid-in Capital in Excess of $0.001 Par Value
150,000,000 Shares authorized 56,590,712 (June 30, 2010 – 54,838,921) issued and outstanding	34,519,391	33,224,263
Promissory Notes Receivable	(29,737)	(29,737)
Subscriptions Received (note 3(b)(vi)/(viii))	280,400	11,250
Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(35,441,551)	(33,909,950)

Total Stockholders’ Deficit	(316,692)	(349,369)

Total Liabilities and Stockholders’ Deficit	$481,575	$357,779

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
(US Dollars)
						Period from
						February 12,
						1996
	Three Months Ended			Six Months Ended		(Inception) to
	December 31,			December 31,		December 31,
	2010	2009		2010	2009	2010

Revenue	$0	$		$0	$0	$249,308
Cost of Sales	0		0	0	0	216,016
Gross Profit	0		0	0	0	33,292
Other Income	283		61	785	133	865,291
Total Income	283		61	785	133	902,583
Expenses
Legal and accounting	83,549		48,860	116,430	99,160	4,719,452
Salaries and benefits	110,000		110,025	220,000	488,527	10,779,316
Consulting	603,411		240,003	897,961	681,613	8,823,627
General and administrative	33,061		33,364	50,293	53,177	1,328,671
Travel and entertainment	30,401		18,952	54,307	34,195	1,473,621
Bank charges and interest, net	164		173	236	719	207,517
Rent	12,460		12,371	24,925	23,275	559,226
Telephone	8,064		4,440	13,192	9,812	496,869
Advertising	765		1,520	765	1,520	339,492
Research and development	47,521		69,194	146,547	97,589	1,868,336
Settlement of lawsuit	0		0	0	0	45,250
Remuneration pursuant to proprietary, non- competition agreement	0		0	0	0	711,000
Financing fees	0		32,240	0	32,240	129,043
Write-off of investments	0		0	0	0	1,250,000
Interest on beneficial conversion feature	0		0	0	0	566,455
Write-down of license and operating assets	0		0	0	0	1,855,619
Bad debts	0		0	0	0	46,604
Amortization	0		0	0	0	324,386
Total Expenses	929,396		571,142	1,524,656	1,521,827	35,524,484
Net Loss for Period	$(929,113)		$(571,081)	$(1,523,871)	$(1,521,694)	$(34,621,901)

Loss Per Share	$(0.02)		$(0.01)	$(0.03)	$(0.03)

Weighted Average Number of Common Shares Outstanding	55,665,583		50,575,769	55,314,423	50,442,236

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Balance, June 30, 2009	50,305,769	$30,524,475	308,538	$308,538	$(29,737)	$0	$46,267	$(30,964,751)	$(115,208)
Shares Issued for
Services	270,000	81,000	0	0	0	0	0	0	81,000
Cash, net	4,263,152	1,393,637	0	0	0	0	0	0	1,393,637
Subscriptions received	0	0	0	0	0	11,250	0	0	11,250
Dividends on preferred shares	0	0	0	0	0	0	0	(15,462)	(15,462)
Stock-based compensation	0	1,225,151	0	0	0	0	0	0	1,225,151
Net loss for year	0	0	0	0	0	0	0	(2,929,737)	(2,929,737)
Balance, June 30, 2010	54,838,921	33,224,263	308,538	308,538	(29,737)	11,250	46,267	(33,909,950)	(349,369)

Shares Issued for
Services	498,660	364,128	0	0	0	0	0	0	364,128
Cash	953,131	619,535	0	0	0	(11,250)	0	0	608,285
Share issue costs	0	(75,907)	0	0	0	0	0	0	(75,907)
Warrants exercised	300,000	150,000	0	0	0	0	0	0	150,000
Subscriptions received	0	0	0	0	0	280,400	0	0	280,400
Dividends on preferred shares	0	0	0	0	0	0	0	(7,730)	(7,730)
Warrant extension
Deemed dividend (note 3(d))	0	131,577	0	0	0	0	0	0	131,577
Deemed dividend (note 3(d))	0	(131,577)	0	0	0	0	0	0	(131,577)
Stock-based compensation	0	237,372	0	0	0	0	0	0	237,372
Net loss for period	0	0	0	0	0	0	0	(1,523,871)	(1,523,871)
Balance, December 31, 2010 (unaudited)	56,590,712	$34,519,391	308,538	$308,538	$(29,737)	$280,400	$46,267	$(35,441,551)	$(316,692)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
(US Dollars)

			Period from
			February 12,
			1996
	Six Months Ended		(Inception) to
	December, 31		December 31,
	2010	2009	2010
Operating Activities
Net loss	$(1,523,871)	$(1,521,694)	$(34,621,901)
Items not involving cash
Write-down of investment	0	0	1,250,000
Proprietary, non-competition agreement	0	0	711,000
Amortization	0	0	349,941
Other income	0	0	(658,305)
Consulting services	306,589	81,000	1,925,372
Stock-based compensation	237,372	605,898	7,295,881
Interest on beneficial conversion feature	0	0	566,456
Settlement of lawsuit	0	0	60,250
Write-down of license and operating assets	0	0	1,853,542
Bad debts	0	0	77,712
Changes in Non-Cash Working Capital
Due from affiliated company	0	0	(116,000)
Notes and account receivable	0	0	(109,213)
Inventory	0	0	(46,842)
Prepaid expenses	7,544	3,536	0
Other	0	0	(2,609)
Accounts payable and accruals	73,256	44,766	1,022,515
Cash Used in Operating Activities	(899,110)	(786,494)	(20,442,201)
Investing Activities
Purchase of property, equipment and intangible assets	0	0	(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0	(129,474)
Investment purchase	0	0	(2,000,000)
License agreement	0	0	(124,835)
Cash Used in Investing Activities	0	0	(2,455,244)
Financing Activities
Redemption of preferred shares	0	0	(50,000)
Repayment of loan	0	0	(11,000)
Repayments to stockholders	0	0	(91,283)
Proceeds from issuance of common stock	758,285	0	21,396,843
Advances from stockholders	0	0	1,078,284
Share issue cost	(8,235)	0	(384,906)
Subscriptions received	280,400	641,200	794,815
Proceeds from convertible debentures	0	0	600,000
Cash Provided by Financing Activities	1,030,450	641,200	23,332,753
Effect of Foreign Currency Translation on Cash	0	0	46,267
Inflow (Outflow) of Cash	131,340	(145,294)	481,575
Cash, Beginning of Period	350,235	535,231	0
Cash, End of Period	$481,575	$389,937	$481,575

Note 5 - Supplemental Disclosure of Cash Flow Information

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2010
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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at December 31, 2010 and June 30, 2010, the consolidated results of operations for the three and six months ended December 31, 2010 and 2009 and the consolidated cash flows for the six months ended December 31, 2010 and 2009. The results of operations for the three and six months ended December 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	GOING CONCERN

These consolidated financial statements have been prepared on the going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $929,113 for the three months ended December 31, 2010 (2009 - $571,081), a net loss of $1,523,871 for the six months ended December 31, 2010 (2009 - $1,521,694) and an accumulated deficit of $35,441,551 (June 30, 2010 - $33,909,950) and a working capital deficiency of $316,692 as at December 31, 2010 (June 30, 2010 - $349,369). The Company has not yet commenced revenue-producing operations and has significant expenditure requirements to continue to advance its research, developing and commercializing new antenna technologies.  The Company estimates that, without further funding, it will deplete its cash resources in approximately three months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2010
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ EQUITY

(a)	Preferred stock

Cumulative dividends on preferred stock are accrued at a rate of 5% annually, payable at the option of the Company. Each holder has the right to convert preferred shares into common stock at the average trading price ten days prior to conversion. The Company has the right to redeem the preferred shares from date of issue as follows:

Within one year	$1.50
2nd year	$2.00
3rd year	$2.50
4th year	$3.00
5th year	$3.50
6th year	$4.00

increasing $0.50 per year thereafter.

(b)	Common stock

(i)
During the period ended December 31, 2010, the Company issued 202,542 shares of common stock as consideration for private placement commission costs payable. Of these shares, 133,448 have been recorded at $33,357 and 69,094 have been recorded at $24,182, for a total of $57,539 (note 3(b)(vii)).

(ii)
During the period ended December 31, 2010, the Company issued 21,118 shares of common stock as consideration for consulting services which were recorded at $17,000 representing the fair value of the consideration received.

(iii)
During the period ended December 31, 2010, the Company entered into a contract for consulting services which calls for issue of 150,000 shares of common stock on execution of the agreement (issued) and 100,000 shares of common stock six-months from the execution date (unissued).

It was determined that this non-employee award did not contain a performance commitment but all terms were known up-front. Therefore, in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees”, the equity award was recorded at its fair value of $117,363 based on the fair value of the equity award and percentage completion of the contract term. The fair value of unvested portions of the award are remeasured at each reporting period and cost previously recognized adjusted so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2010
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ EQUITY (continued)

(b)	Common stock (continued)

(iv)
During the period ended December 31, 2010, the Company entered into a contract for consulting services which calls for issue of 50,000 shares of restricted common stock on execution of the agreement (issued), 75,000 shares of common stock thirty days from the execution date (issued) and 125,000 shares of common stock quarterly (unissued) for the term of the contract for a total of 500,000 shares of common stock.

It was determined that this non-employee award did not contain a performance commitment but all terms were known up-front. Therefore, in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees”, the equity award was recorded at its fair value of $172,226 based on the fair value of the equity award and percentage completion of the contract term. The fair value of unvested portions of the award are remeasured at each reporting period and cost previously recognized adjusted so that the cost ultimately recognized is equivalent to the fair value on the date the performance is complete.

(v)
During the period ended December 31, 2010, the Company issued 300,000 shares of common stock upon exercise of 300,000 share purchase warrants at $0.50 per share, recording gross proceeds received of $150,000.

(vi)
During the period ended December 31, 2010, the Company completed a private placement of 1,006,977 units consisting of common stock at $0.65 per share and warrants at $0.001 per share of common stock underlying the warrant to purchase 503,489 shares of common stock on or before December 31, 2012 at an exercise price of $1.00 per share (exercise of the investment warrant may be required in the event that the market price exceeds $1.50 per share).

Gross proceeds received during the period totalled $643,285, and gross proceeds received during the year ended June 30, 2010, previously shown as subscriptions received, totalled $11,250.

953,131 units have been issued and 53,846 units were issued subsequent to December 31, 2010. Proceeds received in advance of units being issued of $35,000 have been shown as subscriptions received.

The Company determined that the warrants did not contain any provisions that would preclude equity treatment.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2010
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ EQUITY (continued)

(b)	Common stock (continued)

(vii)
During the period ended December 31, 2010, the Company paid cash commission costs of $8,235 and issued 202,542 shares of common stock as consideration for private placement commission costs payable with a fair value of   $57,539 (note 3(b)(i)).

Of the amounts above, $52,719 was accrued as at June 30, 2010 and $62,852 has been included as accounts payable as at December 31, 2010 relating to the current period private placement.

The net of these amounts total $75,907 and such amount is included as stock issue costs in the accompanying statement of stockholders’ deficit.

(viii)
As of the period ended December 31, 2010, the Company had received $245,400 from the exercise of 490,800 warrants at an exercise price of $0.50. The shares attached to these warrants have not yet been issued and the proceeds have been shown as subscriptions received.

(b)	Stock-based compensation

During the period ended December 31, 2010, the Company recorded stock-based compensation expense with respect to vested and modified employee stock options of $214,985 (six months ended December 31, 2009 - $605,898). Of this amount, $214,985 (six months ended December 31, 2009 - $335,728) is included in consulting fees and $nil (six months ended December 31, 2009 - $270,170) is included in salaries.

Stock-based compensation not yet recognized at December 31, 2010 relating to non-vested employee stock options was $69,548, which will be recognized over a weighted average period of 0.58 years.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2010
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ EQUITY (continued)

(b)	Stock-based compensation (continued)

The fair value of the Company’s modified employee stock options was calculated as the difference in the fair value of the options immediately before and after the modifications and was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Before	After

Expected life (years)	0.05	2.22
Interest rate	0.14%	0.58%
Volatility	19.09%	121.89%
Dividend yield	0.00%	0.00%
Estimated forfeitures	0.00%	0.00%

During the period ended December 31, 2010, the Company recorded stock-based compensation expense with respect to un-vested non-employee stock options granted. It was determined that this non-employee award did not include a performance commitment but all terms were known up-front. Therefore, in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees”, each tranche of options was fair valued using the Black-Scholes option pricing model with the following weighted average assumptions at December 31, 2010:

Expected life (years)	4.67
Interest rate	1.68%
Volatility	112.23%
Dividend yield	0.00%
Estimated forfeitures	0.00%

An expense of $22,387 has been recognized based on percentage completion of the contract term for each tranche. When each tranche vests, costs previously recognized, based on the fair value at the end of each reporting period, will be adjusted so that the cost ultimately recognized is equivalent to the fair value on the date the vesting period is complete.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2010
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ EQUITY (continued)

(c)	Stock options

The following summarizes information about the Company’s options outstanding:

			Weighted
			Average
	Number	Price	Exercise
	of Options	per Option	Price

Outstanding, June 30, 2009	3,370,000	$0.50 to $ 2.25	$1.21
Granted	3,500,000	$0.25	$0.25
Expired	(300,000)	$1.00 to $ 1.16	$1.08
Forfeited	(2,445,000)	$0.65 to $ 2.25	$1.28
Outstanding, June 30, 2010	4,125,000	$0.25 to $ 1.00	$0.36
Granted	600,000	$0.85	$0.85
Outstanding, December 31, 2010	4,725,000	$0.25 to $1.00	$0.43

Exercisable, December 31, 2010	3,325,000	$0.25 to $ 1.00	$0.39

The number of options granted during the year ended June 30, 2010, which did not vest immediately upon grant, was 2,000,000, of which 1,200,000 have vested and 800,000 remain unvested as at December 31, 2010.

The number of options granted during the period ended December 31, 2010, which did not vest immediately upon grant, was 600,000, all of which remain unvested as at December 31, 2010.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2010
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ EQUITY (continued)

(c)	Stock options (continued)

The following summarizes the options outstanding and exercisable:

		Number of Options
	Exercise	December 31,	June 30,
Expiry Date	Price	2010	2010

December 31, 2011(*)	$1.00	110,000	110,000
December 31, 2012	$0.25	2,500,000	2,500,000
November 15, 2013(**)	$1.00	100,000	100,000
June 1, 2014	$0.85	100,000	0
July 31, 2014	$0.25	415,000	415,000
December 1, 2014	$0.85	100,000	0
December 31, 2014	$0.25	1,000,000	1,000,000
June 1, 2015	$0.85	100,000	0
December 1, 2015	$0.85	100,000	0
June 1, 2016	$0.85	100,000	0
December 1, 2016	$0.85	100,000	0

Total outstanding		4,725,000	4,125,000
Total exercisable		3,325,000	2,925,000

*	During the period ended December 31, 2010, the expiry date of these options was extended from August 31, 2010 to December 31, 2011.

**	During the period ended December 31, 2010 the expiry date of these options was extended from November 15, 2010 to November 15, 2013.

The weighted average remaining contractual lives for options outstanding and exercisable at December 31, 2010 were 2.90 and 2.79 years, respectively.

The weighted average fair value of employee and non-employee options modified during the period ended December 31, 2010 was $0.44 (six months ended December 31, 2009 - $nil), granted during the period ended December 31, 2010 was $0.57 (six months ended December 31, 2009 - $0.35) and vested during the period ended December 31, 2010 was $0.42 (six months ended December 31, 2009 - $0.47).

The total intrinsic value of options exercised during the period ended December 31, 2010 was $nil (six months ended December 31, 2009 - $nil).

The aggregate intrinsic value of options outstanding as at December 31, 2010 was $1,750,000 of which $1,350,000 related to options that were exercisable. The intrinsic value is the difference between the market value of the shares and the exercise price of the award as of the measurement date. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2010
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ EQUITY (continued)

(d)	Stock purchase warrants

The following summarizes information about the Company’s stock purchase warrants outstanding:

			Weighted
			Average
	Number	Price	Exercise
	of Warrants	Per Share	Price
Balance, June 30, 2009	4,500,800	$0.50	$0.50
Issued	4,263,152	$0.70	$0.70
Balance, June 30, 2010	8,763,952		$0.60
Issued	476,566	$1.00	$1.00
Exercised	(790,800)	$0.50	$0.50
Expired	(3,040,000)	$0.50	$0.50

Balance, December 31, 2010	5,409,718		$0.70

		Number of Warrants
Expiry Date	Exercise Price	December 31, 2010	June 30, 2010

December 31, 2011	$0.50	670,000	4,500,800
February 8, 2012	$0.70	2,123,400	2,123,400
May 14, 2012	$0.70	507,853	507,853
June 3, 2012	$0.70	1,631,899	1,631,899
December 31, 2012	$1.00	476,566	0

Total outstanding and exercisable		5,409,718	8,763,952

During August 2010, the Company extended the term of 670,000 warrants which were originally issued in conjunction with equity issues during 2008. The modification resulted in a deemed dividend of $131,577 which was calculated as the difference in the fair value of the warrants immediately before and after the modification using the Black-Scholes option pricing model with the following significant assumptions:

	Before	After

Risk-free interest rate	0.16%	0.25%
Dividend yield	0%	0%
Volatility factor	55.58%	119.04%
Remaining term (years)	0.35	1.35

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2010
(Unaudited)
(US Dollars)

4.	INCOME TAXES

The Company has losses carried forward for income tax purposes to December 31, 2010. There are no current or deferred tax expenses for the three months ended December 31, 2010 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

5.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

			Period from February 12, 1996
	Six Months Ended		(Inception) to
	December 31,		December 31,
	2010	2009	2010
Shares Issued for
Redemption of preferred shares	$0	$0	$415,000
Property and equipment	$0	$0	$23,000
Proprietary agreement	$0	$0	$711,000
Settlement of accounts payable	$0	$0	$228,742
Services (provided by officers and directors)	$0	$0	$120,000
Settlement of lawsuit	$0	$0	$15,000
Services and financing fees	$364,128	$81,000	$1,260,912
Subscriptions received	$0	$0	$46,500
Acquisition of subsidiary	$0	$0	$894,200
Interest paid	$0	$0	$81,111
Income tax paid	$0	$0	$0
Private placement share issue costs included in accounts payable	$62,852	$0	$62,852

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2010
(Unaudited)
(US Dollars)

6.	LOSS PER SHARE

	Income (Numerator)	Weighted Average Number of Shares (Denominator)	Loss Per Share
Three months ended December 31, 2010
Net loss for period	$(929,113)
Preferred stock dividends (note 3(a))	(3,865)

Loss attributable to common shareholders	$(932,978)	55,665,583	$(0.02)
Six months ended December 31, 2009
Net loss for period	$(1,523,871)
Preferred stock dividends (note 3(a))	(7,730)

Loss attributable to common shareholders	$(1,531,601)	55,314,423	$(0.03)

Common share equivalents consisting of stock options and warrants are not considered in the computation of diluted loss per share because their effect would be anti-dilutive.

7.	SUBSEQUENT EVENT

The Company has evaluated subsequent events for  the period after December 31, 2010 and determined that, other than what is disclosed below, there were no material subsequent events to be disclosed in these financial statements.

Subsequent to December 31, 2010, the Company issued 53,848 shares as part of its recent private placement for which it received $35,000 during the quarter ended December 31, 2010. This amount is currently shown as subscriptions received.

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

Patents/Trademarks on Technologies

Our intellectual property portfolio consists of over eleven years of accumulated research and design knowledge and trade secrets.  We have sought U.S. patent protection for many of our ideas related to our ElectriPlast™ technologies.  Currently, we have filed 121 U.S. patent applications, 51 of which have been issued and allowed and awaiting issuance. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, we will continue to attempt to commercialize these technologies without the protection of patents.  As patents are issued, we will have the exclusive right to use in the U.S. the design(s) described in each issued patent for the 18-year life of the patent.

Of the 70 U.S. patent applications that have not been approved, 69 have been rejected and 1 has received a non final action. Certain patent office applications have been rejected by the patent office due to more stringent requirements implemented by the patent office over 18 months ago. The Company has elected not to appeal those patent application rejected as the contents of those rejected applications have been incorporated into subsequent applications.

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

While the number of rejections has been significant for reasons mentioned in the previous paragraph, we maintain patents on the core technology and over 50 applications thereon.

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

Financial Position

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From incorporation on February 12, 1996 through December 31, 2010, we have accrued an accumulated deficit of approximately $35.4 million.

At December 31, 2010, all of our assets of $481,575 were current and consist of cash of $481,575.  All of our property and equipment has been fully depreciated.

At December 31, 2010 all of our liabilities of $798,267 were current, consisting of accounts payable and accruals.  Of this amount, payables for legal fees (including associated filing fees) related to patent filings accounted for approximately $535,000 of the total.

At December 31, 2010, total stockholder’s deficit was $316,692.

Results of Operations for the Three Months Ended December 31, 2010 compared to the Three Months Ended December 31, 2009

Our net loss for the quarter ended December 31 2010, was $929,113, compared to a net loss of $571,081 for the corresponding period of the prior fiscal year, an increase of $358,032 which was primarily a result of approximate increases in stock based compensation of $47,000 and increases in non cash issuance of shares in consideration for services of $304,000.

Total expenses for the quarter ended December 31, 2010, were $929,396 compared to total expenses of $571,142 for the corresponding period of the prior fiscal year, an increase of $358,254 which was primarily a result of approximate increases in stock based compensation of $47,000 and increases in non cash issuance of shares in consideration for services of $304,000.

Total income for the quarter ended December 31, 2010, was comprised of “other income” of $283 compared to “other income” of $61 for the corresponding period of the prior fiscal year, an increase of $222.  The category of “other income” consists of interest income.

Consulting expenses during the quarter ended December 31, 2010, were $603,411 which included non-cash, issuance of shares in consideration for consulting services in the amount of $301,588 and  $125,322 for non-cash stock based compensation charges. In the corresponding period of the prior fiscal year, consulting expenses were $240,003 which included $78,760 of non-cash stock based compensation charges.

Salaries and benefits expenses during the quarter ended December 31, 2010, were $110,000. In the corresponding period of the prior fiscal year, salaries and benefits expenses were $110,025.

Research and development costs of $47,521 during the quarter ended December 31, 2010, are attributable to refining the manufacturing process of our ElectriPlast™ material. In the corresponding period of the prior fiscal year, the amount expensed under this category was $69,194.

During the next twelve months, we do not anticipate increasing our staff.

Results of Operations for the Six Months Ended December 31, 2010 compared to the Six Months Ended December 31, 2009

Our net loss for the six months ended December 31 2010, was $1,523,871, compared to a net loss of $1,521,694 for the corresponding period of the prior fiscal year, a increase of $2,177 which was primarily a result of approximate decreases in stock based compensation of $368,000, increases in salaries and consulting fees of $91,000, increases in R&D of $50,000 and increases in fair value of shares issued for services of $226,000.

Total expenses for the six months ended December 31, 2010, were $1,524,656 compared to total expenses of $1,521,827 for the corresponding period of the prior fiscal year, an increase of $2,829 which was primarily a result of approximate decreases in stock based compensation of $368,000, increases in salaries and consulting fees of $91,000, increases in R&D of $50,000 and increases in fair value of shares issued for services of $226,000.

Total income for the six months ended December 31, 2010, was comprised of “other income” of $785 compared to “other income” of $133 for the corresponding period of the prior fiscal year, an increase of $652.  The category of “other income” consists of interest income.

Consulting expenses during the six months ended December 31, 2010, were $897,961 which included non-cash, issuance of shares in consideration for consulting services in the amount of $306,589 and $237,372 for non-cash stock based compensation charges.  In the corresponding period of the prior fiscal year, consulting expenses were $681,613 which included non-cash, issuance of shares in consideration for consulting services  in the amount of $81,000  and  $335,728 for non-cash stock based compensation charges.

Salaries and benefits expenses during the six months ended December 31, 2010, were $220,000 which included non-cash, stock based compensation charges of $0. In the corresponding period of the prior fiscal year, salaries and benefits expenses were $488,527 which included non-cash, stock based compensation charges of $270,170.

Research and development costs of $146,547 during the six months ended December 31, 2010, are attributable to refining the manufacturing process of our ElectriPlast™ material.  $46,562. In the corresponding period of the prior fiscal year, the amount expensed under this category was $97,589.

For the six months ended December 31, 2010, our cash used in operating activities was $899,110 compared to $786,494 used in the corresponding period of the prior fiscal year for an increase of $112,616.

For the six months ended December 31, 2010, our cash provided by financing activities was $1,030,450 compared to $641,200 provided in the corresponding period of the prior fiscal year. The difference of $389,250 was due to increased issuances of common stock during the six months ended December 31, 2010.

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

Liquidity and Capital Resources

Since inception we have funded our operations through capital fundraising and loans from management. .As of December 31, 2010, we had $481,575 in cash on hand.

Management believes that there is adequate cash on hand to fund operations over the next three months and additional equity funding will be required thereafter.  There can be no assurance that additional equity financing will be available on terms satisfactory to us or at all, and if funds are raised in the future through issuance of preferred stock, these securities could have rights, privileges or preference senior to those of our common stock. Further, any sale of newly issued equity securities could result in additional dilution to our current shareholders.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon that evaluation, William S. Robinson, our Chief Executive Officer (“CEO”) and William A. Ince, our  Chief Financial Officer (“CFO”) concluded that that as of December 31, 2010, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective in providing reasonable assurance of achieving their objectives for the three months ended December 31, 2010.

Changes in internal controls

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended December 31, 2010.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended December 31, 2010, we issued 202,542 shares of common stock as consideration for satisfaction of $57,539 in unpaid private placement commission costs. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities. The recipient took its securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

During the period ended December 31, 2010, we issued 21,118 shares of common stock as consideration of $17,000 in consulting services. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities. The recipient took its securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

During the period ended December 31, 2010, we issued 150,000 shares of common stock as consideration for consulting services. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities. The recipient took its securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

During the period ended December 31, 2010, we issued 125,000 shares of common stock as consideration for consulting services. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities. The recipient took its securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

During the period ended December 31, 2010, we issued 300,000 shares of common stock upon exercise of 300,000 share purchase warrants at $0.50 per share, and received gross proceeds of $150,000. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities. The recipient took its securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

During the period ended December 31, 2010, we issued 953,131 shares of common stock for which we received gross proceeds of $608,285 during the period and $11,250 during the year ended June 30, 2010. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities. The recipient took its securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - REMOVED AND RESERVED

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6. Exhibits

10.01	Consulting Agreement between Integral Technologies, Inc. and James Eagan dated December 28, 2010.(1)

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act(2)

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act(2)

32.1
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code(2)

(1) Filed herewith.
(2) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: February 14, 2011

Integral Technologies, Inc.

By:	/s/ William S. Robinson
William S. Robinson, Chief Executive Officer
and Principal Executive Officer

By:	/s/ William A. Ince
William A. Ince, Chief Financial Officer and
Principal Accounting Officer

Date: February 14, 2011

EXHIBIT INDEX

10.01	Consulting Agreement between Integral Technologies, Inc. and James Eagan dated December 28, 2010.(1)

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act(2)

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act(2)

32.1
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code(2)

(1) Filed herewith.
(2) Filed herewith.