Form 10-Q
period 2011-03-31
INTEGRAL TECHNOLOGIES INC
filed 2011-05-16
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011.

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

INTEGRAL TECHNNOLOGIES, INC.
March 31, 2011 QUARTERLY REPORT ON FORM 10-Q

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements INTEGRAL TECHNOLOGIES, INC. (A Development Stage Company) Consolidated Financial Statements March 31, 2011 (U.S. Dollars) (Unaudited)

	Consolidated Balance Sheets	F-1

	Consolidated Statement of Operations	F-2

	Consolidated Statement of Stockholders’ Equity	F-3

	Consolidated Statement of Cash Flows	F-4

	Notes to Consolidated Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	4
Item 4.	Controls and Procedures	4

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	4
Item 1A.	Risk Factors	4
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4
Item 3.	Defaults Upon Senior Securities	5
Item 4.	Removed and Reserved	5
Item 5.	Other Information	5
Item 6.	Exhibits	5
SIGNATURES		6

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheet
(US Dollars)

	March 31, 2011	June 30, 2010
	(Unaudited)
Assets

Current
Cash	$418,608	$350,235
Prepaid expenses	0	7,544

Total Assets	$418,608	$357,779

Liabilities

Current
Accounts payable and accruals	$723,833	$707,148

Total Current Liabilities	723,833	707,148

Stockholders’ Deficit

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
20,000,000 Shares authorized 308,538 (June 30, 2010 - 308,538) issued and outstanding	308,538	308,538
Common Stock and Paid-in Capital in Excess of $0.001 Par Value
150,000,000 Shares authorized 58,271,760 (June 30, 2010 – 54,838,921) issued and outstanding	35,591,238	33,224,263
Promissory Notes Receivable	(29,737)	(29,737)
Subscriptions Received	0	11,250
Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(36,221,531)	(33,909,950)

Total Stockholders’ Deficit	(305,225)	(349,369)

Total Liabilities and Stockholders’ Deficit	$418,608	$357,779

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
(US Dollars)

					Period from
	Three Months Ended		Nine Months Ended		February 12, 1996 (Inception) to
	March 31,		March 31,		March 31,
	2011	2010	2011	2010	2011

Revenue	$0	$0	$0	$0	$249,308
Cost of Sales	0	0	0	0	216,016
Gross Profit	0	0	0	0	33,292
Other Income	7	8	792	141	865,298
Total Income	7	8	792	141	902,590
Expenses
Legal and accounting	33,643	30,400	150,073	129,560	4,753,095
Salaries and benefits	110,000	110,000	330,000	598,527	10,889,316
Consulting	505,526	258,892	1,403,487	940,505	9,329,153
General and administrative	25,066	25,221	75,359	78,398	1,353,737
Travel and entertainment	29,817	12,181	84,124	46,376	1,503,438
Bank charges and interest, net	330	499	566	1,218	207,847
Rent	12,917	11,997	37,842	35,272	572,143
Telephone	7,184	7,815	20,376	17,627	504,053
Advertising	1,150	1,781	1,915	3,301	340,642
Research and Development	50,489	76,886	197,036	174,475	1,918,825
Settlement of lawsuit	0	0	0	0	45,250
Remuneration pursuant to proprietary, non-competition agreement	0	0	0	0	711,000
Financing fees	0	10,880	0	43,120	129,043
Write-off of investments	0	0	0	0	1,250,000
Interest on beneficial conversion feature	0	0	0	0	566,455
Write-down of license and operating assets	0	0	0	0	1,855,619
Bad debts	0	0	0	0	46,604
Amortization	0	0	0	0	324,386
Total Expenses	776,122	546,552	2,300,778	2,068,379	36,300,606
Net Loss for Period	$(776,115)	$(546,544)	$(2,299,986)	$(2,068,238)	$(35,398,016)

Loss Per Share	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Weighted Average Number of Common Shares Outstanding	57,039,087	51,779,029	55,880,918	50,881,329

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)

Balance, June 30, 2009	50,305,769	$30,524,475	308,538	$308,538	$(29,737)	$0	$46,267	$(30,964,751)	$(115,208)
Shares Issued for
Services	270,000	81,000	0	0	0	0	0	0	81,000
Cash, net	4,263,152	1,393,637	0	0	0	0	0	0	1,393,637
Subscriptions received	0	0	0	0	0	11,250	0	0	11,250
Dividends on preferred shares	0	0	0	0	0	0	0	(15,462)	(15,462)
Stock-based compensation	0	1,225,151	0	0	0	0	0	0	1,225,151
Net loss for year	0	0	0	0	0	0	0	(2,929,737)	(2,929,737)
Balance, June 30, 2010	54,838,921	33,224,263	308,538	308,538	(29,737)	11,250	46,267	(33,909,950)	(349,369)

Shares Issued for
Services	751,997	575,102	0	0	0	0	0	0	575,102
Cash	1,820,042	1,101,720	0	0	0	(11,250)	0	0	1,090,470
Share issue costs	0	(122,497)	0	0	0	0	0	0	(122,497)
Warrants exercised	860,800	430,400	0	0	0	0	0	0	430,400
Dividends on preferred shares	0	0	0	0	0	0	0	(11,595)	(11,595)
Warrant extension
Deemed dividend (note 3(e))	0	131,577	0	0	0	0	0	0	131,577
Deemed dividend (note 3(e))	0	(131,577)	0	0	0	0	0	0	(131,577)
Stock-based compensation	0	382,250	0	0	0	0	0	0	382,250
Net loss for period	0	0	0	0	0	0	0	(2,299,986)	(2,299,986)
Balance, March 31, 2011 (unaudited)	58,271,760	$35,591,238	308,538	$308,538	$(29,737)	$0	$46,267	$(36,221,531)	$(305,225)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
(US Dollars)

			Period from
			February 12,
			1996
	Nine Months Ended		(Inception) to
	March, 31		March 31,
	2011	2010	2011
Operating Activities
Net loss	$(2,299,986)	$(2,068,238)	$(35,398,016)
Items not involving cash
Write-down of investment	0	0	1,250,000
Proprietary, non-competition agreement	0	0	711,000
Amortization	0	0	349,941
Other income	0	0	(658,305)
Consulting services	437,621	81,000	2,056,404
Stock-based compensation	382,250	734,679	7,440,759
Interest on beneficial conversion feature	0	0	566,456
Settlement of lawsuit	0	0	60,250
Write-down of license and operating assets	0	0	1,853,542
Bad debts	0	0	77,712
Changes in Non-Cash Working Capital
Due from affiliated company	0	0	(116,000)
Notes and account receivable	0	0	(109,213)
Inventory	0	0	(46,842)
Prepaid expenses	7,544	7,261	0
Other	0	0	(2,609)
Accounts payable and accruals	57,809	(54,508)	1,007,068
Cash Used in Operating Activities	(1,414,762)	(1,299,806)	(20,957,853)
Investing Activities
Purchase of property, equipment and intangible assets	0	0	(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0	(129,474)
Investment purchase	0	0	(2,000,000)
License agreement	0	0	(124,835)
Cash Used in Investing Activities	0	0	(2,455,244)
Financing Activities
Redemption of preferred shares	0	0	(50,000)
Repayment of loan	0	0	(11,000)
Repayments to stockholders	0	0	(91,283)
Proceeds from issuance of common stock	1,520,870	743,190	22,159,428
Advances from stockholders	0	0	1,078,284
Share issue costs	(37,735)	0	(414,406)
Subscriptions received	0	744,649	514,415
Proceeds from convertible debentures	0	0	600,000
Cash Provided by Financing Activities	1,483,135	1,487,839	23,785,438
Effect of Foreign Currency Translation on Cash	0	0	46,267
Inflow (Outflow) of Cash	68,373	(188,033)	418,608
Cash, Beginning of Period	350,235	535,231	0
Cash, End of Period	$418,608	$723,264	$418,608

Note 5 - Supplemental Disclosure of Cash Flow Information

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2011
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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2011 and June 30, 2010, the consolidated results of operations for the three and nine months ended March 31, 2011 and 2010 and the consolidated cash flows for the nine months ended March 31, 2011 and 2010. The results of operations for the three and nine months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	GOING CONCERN

These consolidated financial statements have been prepared on the going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $776,115 for the three months ended March 31, 2011 (2010 - $546,544), a net loss of $2,299,986 for the nine months ended March 31, 2011 (2010 - $2,068,238) and an accumulated deficit of $36,221,531 (June 30, 2010 - $33,909,950) and a working capital deficiency of $305,225 as at March 31, 2011 (June 30, 2010 - $349,369). The Company has not yet commenced revenue-producing operations and has significant expenditure requirements to continue to advance its research, developing and commercializing new antenna technologies.  The Company estimates that, without further funding, it will deplete its cash resources in approximately three months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
Nine Months Ended March 31, 2011
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

(i)
During the period ended March 31, 2011, the Company completed a private placement of 1,006,979 units consisting of common stock at $0.65 per share and warrants at $0.001 per share of common stock underlying the warrant to purchase 503,490 shares of common stock on or before December 31, 2012 at an exercise price of $1.00 per share (exercise of the investment warrant may be required in the event that the market price exceeds $1.50 per share).

Gross proceeds received during the period totalled $643,285, and gross proceeds received during the year ended June 30, 2010, previously shown as subscriptions received, totalled $11,250.

The Company determined that the warrants did not contain any provisions that would preclude equity treatment.

(ii)
During the period ended March 31, 2011, the Company completed a private placement of 813,063 units consisting of common stock at $0.55 per share and warrants at $0.001 per share of common stock underlying the warrant to purchase 813,063 shares of common stock on or before February 28, 2013, at an exercise price of $1.00 per share (exercise of the investment warrant may be required in the event that the market price exceeds $1.50 per share).

The Company determined that the warrants did not contain any provisions that would preclude equity treatment.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2011
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ EQUITY (continued)

(b)           Common stock (continued)

(iii)
During the period ended March 31, 2011, the Company issued 330,879 shares of restricted common stock, and paid cash of $ 37,735, as consideration for private placement commission costs payable. The shares have been recorded at an aggregate fair value of $137,481.

Of the amounts above, $52,719 was accrued as share issue costs as at June 30, 2010.The net of these amounts total $122,497 and such amount is included as stock issue costs in the accompanying statement of stockholders’ deficit.

(iv)	During the period ended March 31, 2011, the Company issued 860,800 shares of common stock upon exercise of 860,800 share purchase warrants at $0.50 per warrant, recording gross proceeds of $430,400.

(v)
During the period ended March 31, 2011, the Company issued 21,118 shares of common stock as consideration for consulting services which were recorded at $17,000 representing the fair value of the consideration received.

(vi)	During the period ended March 31, 2011, the Company entered into two contracts for consulting services which call for stock and option (note 3(c)) awards over the term of the contracts.

It was determined that these were non-employee awards which did not contain a performance commitment but all terms were known up-front. In accordance with ASC 505-50, “Equity-Based Payments to Non-Employees”, the fair value of these awards is measured at the grant date and as of each subsequent reporting period until the counterparty’s performance is complete, and the total fair value expense  is recognized over the service period.

In accordance with the first contract, during the period ended March 31, 2011, the Company issued 50,000 shares of restricted common stock on execution of the agreement, 75,000 shares of restricted common stock thirty days from the execution date and 125,000 shares of restricted common stock ninety days from the execution date. On the six-month and nine-month anniversaries, 125,000 shares of restricted common stock are to be issued for a total of 500,000 shares of restricted common stock. Restrictions will be removed upon contract completion.

During the period ended March 31, 2011, a total fair value of $274,742 has been recorded and included within consulting fees.

In accordance with the second contract, during the period ended March 31, 2011, the Company issued 150,000 shares of common stock on execution of the agreement. On the six-month anniversary, 100,000 shares of common stock are to be issued.

During the period ended March 31, 2011, a total fair value of $145,879 has been recorded and included within consulting fees.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2011
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ EQUITY (continued)

(c)           Stock-based compensation

During the period ended March 31, 2011, the Company recorded stock-based compensation expense with respect to employee stock options previously granted and vested and options modified during the current period of $252,587 (nine months ended March 31, 2010 - $734,679). Of this amount, $252,587 (nine months ended March 31, 2010 - $464,509) is included in consulting fees and $nil (nine months ended March 31, 2010 - $270,170) is included in salaries.

Stock-based compensation not yet recognized at December 31, 2010 relating to non-vested employee stock options was $31,945, which will be recognized over a weighted average period of 0.32 years.

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

During the period ended March 31, 2011, the Company recorded stock-based compensation expense with respect to fully vested non-employee stock options granted during the current period of $58,660 (nine months ended March 31, 2010 - $nil) which has been included in consulting fees.

The fair value of the Company’s fully vested non-employee stock options granted was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

Expected life (years)	3.82
Interest rate	1.69%
Volatility	115.05%
Dividend yield	0.00%
Estimated forfeitures	0.00%

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2011
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ EQUITY (continued)

(c)           Stock-based compensation (continued)

In accordance with a contract for consulting services which calls for option awards over the term of the contract (note 3(b)(vi)), during the period ended March 31, 2011, the Company recorded stock-based compensation expense with respect to un-vested non-employee stock options granted of $71,003 (nine months ended March 31, 2010 - $nil) which has been included in consulting fees.

The fair value of the Company’s un-vested non-employee stock options granted was estimated using the Black-Scholes option pricing model with the following weighted average assumptions at March 31, 2011:

Expected life (years)	4.42
Interest rate	1.77%
Volatility	113.34%
Dividend yield	0.00%
Estimated forfeitures	0.00%

When each tranche of options granted vests, costs previously recognized, based on the fair value at the end of each reporting period, will be adjusted so that the cost ultimately recognized is equivalent to the fair value on the date the vesting period is complete.

The weighted average fair value of employee options granted during the period ended March 31, 2011 was $nil (nine months ended March 31, 2010 - $0.35) and modified during the period ended March 31, 2011 was $0.44 (nine months ended March 31, 2010 - $nil).

The weighted average fair value of non-employee options granted and vested during the period ended March 31, 2011 was $0.47 (nine months ended March 31, 2010 - $nil).

The weighted average fair value of non-employee options granted and un-vested during the period ended March 31, 2011 was $0.46 (nine months ended March 31, 2010 - $nil).

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2011
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ EQUITY (continued)

(d)           Stock options

The following summarizes information about the Company’s options outstanding:

			Weighted
			Average
	Number	Price	Exercise
	of Options	per Option	Price

Outstanding, June 30, 2009	3,370,000	$0.50 to $ 2.25	$1.21
Granted	3,500,000	$0.25	$0.25
Expired	(300,000)	$1.00 to $ 1.16	$1.08
Forfeited	(2,445,000)	$0.65 to $ 2.25	$1.28
Outstanding, June 30, 2010	4,125,000	$0.25 to $ 1.00	$0.36
Granted	725,000	$0.25 to $ 0.85	$0.75
Outstanding, March 31, 2011	4,850,000	$0.25 to $1.00	$0.42

Exercisable, March 31, 2011	3,650,000	$0.25 to $ 1.00	$0.38

		Number of Options
	Exercise	March 31,	June 30,
Expiry Date	Price	2011	2010

December 31, 2011(*)	$1.00	110,000	110,000
December 31, 2012	$0.25	2,500,000	2,500,000
November 15, 2013(**)	$1.00	100,000	100,000
June 1, 2014	$0.85	100,000	0
July 31, 2014	$0.25	415,000	415,000
December 1, 2014	$0.85	100,000	0
December 31, 2014	$0.25	1,125,000	1,000,000
June 1, 2015	$0.85	100,000	0
December 1, 2015	$0.85	100,000	0
June 1, 2016	$0.85	100,000	0
December 1, 2016	$0.85	100,000	0

Total outstanding		4,850,000	4,125,000
Total exercisable		3,650,000	2,925,000

*	During the period ended March 31, 2011, the expiry date of these options was extended from August 31, 2010 to December 31, 2011.

**	During the period ended March 31, 2011 the expiry date of these options was extended from November 15, 2010 to November 15, 2013.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2011
(Unaudited)
(US Dollars)

3.            STOCKHOLDERS’ EQUITY (continued)

(d)           Stock options (continued)

The number of options granted during the year ended June 30, 2010, which did not vest immediately upon grant, was 2,000,000, of which 1,400,000 have vested and 600,000 remain unvested as at March 31, 2011.

The number of options granted during the period ended March 31, 2011, which did not vest immediately upon grant, was 600,000, all of which remain unvested as at March 31, 2011.

The weighted average remaining contractual lives for options outstanding and exercisable at March 31, 2011 were 2.68 and 2.55 years, respectively.

The total intrinsic value of options exercised during the period ended March 31, 2011 was $nil (nine months ended March 31, 2010 - $nil).

The aggregate intrinsic value of options outstanding as at March 31, 2011 was $1,341,250 of which $1,119,250 related to options that were exercisable. The intrinsic value is the difference between the period end market value of the shares and the exercise price of the award as of the measurement date. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than period end market value.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2011
(Unaudited)
(US Dollars)

3.            STOCKHOLDERS’ EQUITY (continued)

(e)	Stock purchase warrants

The following summarizes information about the Company’s stock purchase warrants outstanding:

			Weighted
			Average
	Number	Price	Exercise
	of Warrants	Per Share	Price
Balance, June 30, 2009	4,500,800	$0.50	$0.50
Issued	4,263,152	$0.70	$0.70
Balance, June 30, 2010	8,763,952		$0.60
Issued	1,316,553	$1.00	$1.00
Exercised	(860,800)	$0.50	$0.50
Expired	(2,970,000)	$0.50	$0.50

Balance, March 31, 2011	6,249,705		$0.74

		Number of Warrants
Expiry Date	Exercise Price	March 31, 2011	June 30, 2010

December 31, 2011	$0.50	670,000	4,500,800
February 8, 2012	$0.70	2,123,400	2,123,400
May 14, 2012	$0.70	507,853	507,853
June 3, 2012	$0.70	1,631,899	1,631,899
December 31, 2012	$1.00	503,490	0
February 28, 2013	$1.00	813,063	0

Total outstanding and exercisable		6,249,705	8,763,952

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
Nine Months Ended March 31, 2011
(Unaudited)
(US Dollars)

4.	INCOME TAXES

The Company has losses carried forward for income tax purposes to March 31, 2011. There are no current or deferred tax expenses for the three months ended March 31, 2011 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

5.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

			Period from February 12, 1996
	Nine Months Ended March 31,		(Inception) to
			December 31,
	2011	2010	2010
Shares Issued for
Redemption of preferred shares	$0	$0	$415,000
Property and equipment	$0	$0	$23,000
Proprietary agreement	$0	$0	$711,000
Settlement of accounts payable	$0	$0	$228,742
Services (provided by officers and directors)	$0	$0	$120,000
Settlement of lawsuit	$0	$0	$15,000
Services and financing fees	$440,231	$81,000	$1,337,015
Subscriptions received	$0	$0	$46,500
Acquisition of subsidiary	$0	$0	$894,200
Interest paid	$0	$0	$81,111
Income tax paid	$0	$0	$0

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2011
(Unaudited)
(US Dollars)

6.	LOSS PER SHARE

	Income (Numerator)	Weighted Average Number of Shares (Denominator)	Loss Per Share
Three months ended March 31, 2011
Net loss for period	$(776,115)
Preferred stock dividends (note 3(a))	(3,865)

Loss attributable to common shareholders	$(779,980)	57,039,087	$(0.01)
Nine months ended March 31, 2011
Net loss for period	$(2,299,986)
Preferred stock dividends (note 3(a))	(11,595)

Loss attributable to common shareholders	$(2,311,581)	55,880,918	$(0.04)

Common share equivalents consisting of convertible preferred stock, stock options and warrants are not considered in the computation of diluted loss per share because their effect would be anti-dilutive.

7.	RESEARCH & DEVELOPMENT

As the Company is considered to be in the development stage, all research and development costs are expensed as incurred.

During the nine months ended March 31, 2011, the Company sold sample products totalling $3,630 (nine months ended March 31, 2010 - $nil). This amount has been credited against research and development expenses.

8.	SUBSEQUENT EVENT

The Company has evaluated subsequent events for the period after March 31, 2011 and determined that, other than what is disclosed below, there were no material subsequent events to be disclosed in these financial statements.

Subsequent to March 31, 2011 the Company entered into a consultancy agreement, the significant terms of which are as follows:

•	a monthly fee of $14,000.
•
issue of 250,000 common shares - 150,000 common shares on the execution of the agreement (un-issued) and 100,000 common shares on the six-month anniversary of the execution of the agreement (un-issued).

•
grant of 600,000 options on execution of the agreement at an exercise price of $0.50 with vesting dates between October 15, 2011 and April 15, 2014 and expiry dates between October 15, 2014 and April 15, 2017.

•
grant of 1,250,000 options on the one-year anniversary of the agreement at an exercise price of $0.001 with vesting dates between April 15, 2012 and April 15, 2014 and expiry dates between April 15, 2015 and April 15, 2017.

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

Patents/Trademarks on Technologies

Our intellectual property portfolio consists of over eleven years of accumulated research and development, design knowledge, and trade secrets.

We have aggressively pursued U.S. patent protection for developments related to our ElectriPlast™ technologies.   To date, we have 51 issued U.S. patents. For these patents issued and maintained, we retain exclusive rights in the U.S. to manufacture, use, sell, and license articles and processes covered under the patent claims.

We continue to develop our portfolio by pursuing intellectual property protection for new technological developments through new patent filings.  We continue to exploit existing patent filings through aggressive continuation practice.  We presently have 12 U.S. patent applications pending.  No assurances can be given that any these patent applications will be issued.

To date, we have elected to discontinue patent prosecution for 57 U.S. patent applications where the USPTO refused allowance and where, in our view, continued prosecution was no longer productive. However, where we have elected to discontinue patent prosecution for certain technologies, we continue to pursue commercialization activities as we see excellent market opportunities to exploit our expertise.

Developments in U.S. patent law since KSR v. Teleflex (2007) have made obtaining allowance of patent applications more difficult by easing of the standard applied for obviousness-type rejections.  These developments have resulted in reduced rates of patent issuance for all applicants and assignees, including Integral Technologies, Inc.   Nevertheless, we continue to pursue intellectual property protection through our patent and trademark portfolio while constantly evaluating new and existing filings to judiciously apply resources to the most critical technologies.

Patent License Agreement

Summary descriptions of our manufacturing agreement with Jasper Rubber Products, Inc. and our various patent license agreements are included in our annual report on Form 10-K for the year ended June 30, 2010.

We are not in the manufacturing business.  Our manufacturing agreement with Jasper Rubber Products, Inc. provides for Jasper to manufacture ElectriPlast™ for us.

After thirty-three months of refining the manufacturing and molding process of ElectriPlast™, the Jasper facility is now capable of producing over 50,000 pounds of ElectriPlast™ pellets per month.  We have entered into patent license agreements with several companies and we are in the process of producing prototypes of requested applications of ElectriPlast™ for these companies as well as other prospective customers.

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

Financial Position

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From incorporation on February 12, 1996 through March 31, 2011, we have accrued an accumulated deficit of approximately $36.2 million.

At March 31, 2011, all of our assets of $418,608 were current and consist of cash of $418,608.  All of our property and equipment has been fully depreciated.

At March 31, 2011 all of our liabilities of $723,833 were current, consisting of accounts payable and accruals.  Of this amount, payables for legal fees (including associated filing fees) related to patent filings accounted for approximately $535,000 of the total.

At March 31, 2011, total stockholder’s deficit was $305,225.

Results of Operations for the Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010

Our net loss for the quarter ended March 31 2011, was $776,115 compared to a net loss of $546,544 for the corresponding period of the prior fiscal year, an increase of $229,571 which was primarily a result of approximate increases in stock based compensation of $16,096, increases in non cash issuance of shares in consideration for services of $50,032, increases in consulting fees of $180,506 and decreases in R&D of $26,397.

Total expenses for the quarter ended March 31, 2011, were $776,122 compared to total expenses of $546,552 for the corresponding period of the prior fiscal year, an increase of $229,570 which was primarily a result of increases in stock based compensation of $16,096,  increases in non cash issuance of shares in consideration for services of $50,032, increases in consulting fees of $180,506 and decrease in R&D of $26,394.

Total income for the quarter ended March 31, 2011, was comprised of “other income” of $7 compared to “other income” of $8 for the corresponding period of the prior fiscal year.  The category of “other income” consists of interest income.

Consulting expenses during the quarter ended March 31, 2011, were $505,526 which included non-cash, issuance of shares in consideration for consulting services in the amount of $131,032 and $144,878 for non-cash stock based compensation charges. In the corresponding period of the prior fiscal year, consulting expenses were $258,892 which included $128,782 of non-cash stock based compensation charges. The remaining increase relates to additional fees incurred with respect to the new consultancy agreements entered into.

Salaries and benefits expenses during the quarter ended March 31, 2011, were $110,000. In the corresponding period of the prior fiscal year, salaries and benefits expenses were $110,000.

Research and development costs of $50,489 during the quarter ended March 31, 2011, are attributable to refining the manufacturing process of our ElectriPlast™ material. In the corresponding period of the prior fiscal year, the amount expensed under this category was $76,886.

During the next twelve months, we do not anticipate increasing our staff.

Results of Operations for the Nine Months Ended March 31, 2011 compared to the Nine Months Ended March 31, 2010

Our net loss for the nine months ended March 31 2011, was $2,299,986, compared to a net loss of $2,068,238 for the corresponding period of the prior fiscal year, a increase of $231,748 which was primarily a result of decreases in stock based compensation of $352,429 increases in salaries and consulting fees of $188,620, increases in R&D of $22,561 and increases in fair value of shares issued for services of $356,621.

Total expenses for the nine months ended March 31, 2011, were $2,300,778 compared to total expenses of $2,068,379 for the corresponding period of the prior fiscal year, an increase of $232,399 which was primarily a result of decreases in stock based compensation of $352,429 offset by increases in salaries and consulting fees of $188,620, increases in R&D of $22,561 and increases in fair value of shares issued for services of $356,621.

Total income for the nine months ended March 31, 2011, was comprised of “other income” of $792 compared to “other income” of $141 for the corresponding period of the prior fiscal year, an increase of $651.  The category of “other income” consists of interest income.

Consulting expenses during the nine months ended March 31, 2011, were $1,403,487 which included non-cash, issuance of shares in consideration for consulting services in the amount of $437,621 and $382,250 for non-cash stock based compensation charges.  In the corresponding period of the prior fiscal year, consulting expenses were $940,505 which included non-cash, issuance of shares in consideration for consulting services  in the amount of $81,000  and  $464,509 for non-cash stock based compensation charges. The remaining increase relates to additional fees incurred with respect to the new consultancy agreements entered into.

Salaries and benefits expenses during the nine months ended March 31, 2011, were $330,000 which included non-cash, stock based compensation charges of $0. In the corresponding period of the prior fiscal year, salaries and benefits expenses were $598,527 which included non-cash, stock based compensation charges of $270,170.

Research and development costs of $197,036 during the nine months ended March 31, 2011, are attributable to refining the manufacturing process of our ElectriPlast™ material. In the corresponding period of the prior fiscal year, the amount expensed under this category was $174,475.

For the nine months ended March 31, 2011, our cash used in operating activities was $1,414,762 compared to $1,299,806 used in the corresponding period of the prior fiscal year for an increase of $114,956.

For the nine months ended March 31, 2011, our cash provided by financing activities was $1,483,135 compared to $1,487,839 provided in the corresponding period of the prior fiscal year a decrease of $4,704.

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

Liquidity and Capital Resources

Since inception we have funded our operations through capital fundraising and loans from management. .As of March 31, 2011, we had $418,608 in cash on hand.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter, no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended March 31, 2011, we issued 128,337 shares of common stock as consideration for satisfaction of $79,942 in unpaid private placement commission costs. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities. The recipient took its securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

During the period ended March 31, 2011, we issued 125,000 shares of common stock as consideration for consulting services. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities. The recipient took its securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

During the period ended March 31, 2011, we issued 560,800 shares of common stock upon exercise of 560,800 share purchase warrants at $0.50 per share, and received gross proceeds of $280,400. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities. The recipient took its securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

During the period ended March 31, 2011, we issued 866,911 shares of common stock for which we received gross proceeds of $482,998. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities. The recipient took its securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - REMOVED AND RESERVED

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6. Exhibits

10.01	Consulting Agreement between Integral Technologies, Inc. and Herbert C. Reedman Jr. dated April 15, 2011.(1)

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act(2)

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act(2)

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

DATE: May 16, 2011

Integral Technologies, Inc.

By:	/s/ William S. Robinson
William S. Robinson, Chief Executive Officer
and Principal Executive Officer

By:	/s/ William A. Ince
William A. Ince, Chief Financial Officer and
Principal Accounting Officer

Date: May 16, 2011

EXHIBIT INDEX

10.01	Consulting Agreement between Integral Technologies, Inc. and Herbert C. Reedman Jr. dated April 15, 2011.(1)

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act(2)

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act(2)

32.1
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code(2)

(1) Filed herewith.
(2) Filed herewith.