Form 10-K
period 2011-06-30
INTEGRAL TECHNOLOGIES INC
filed 2011-09-28
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

Indicate by check mark if the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2010 (based on an average of the bid and ask prices of approximately $0.68) was approximately $35,751,235.

The number of shares of the issuer’s common stock, $.001 par value, outstanding as of August 26, 2011 was 58,348,579 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO
DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

Readers of this document, and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to, (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of Integral Technologies, Inc. or our management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our company or our business.

This document, and any documents incorporated by reference herein, also identifies important factors that could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, our ability to secure debt and/or equity financing on reasonable terms, and other factors that are described herein and/or in documents incorporated by reference herein.

The cautionary statements made above and elsewhere should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by Integral Technologies, Inc. Forward looking statements are beyond the ability of our company to control and in many cases we cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements. We do not undertake any duty to update forward looking statements and the estimates and assumptions associated with them as circumstances change, except to the extent required by applicable federal securities laws.

ITEM 1. BUSINESS.

BUSINESS DEVELOPMENT

Integral Technologies, Inc. (“Integral,” the “Company” or “we”) is a development stage company, incorporated under the laws of the State of Nevada on February 12, 1996. To date, we have expended resources on the research and development of several different types of technologies.

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

Our business model calls for the Company to secure sales of ElectriPlast™ material from over 2000 Global manufacturers and to generate revenue through the sale of ElectriPlast™ material and licensing ElectriPlast™. The Company’s management has expertise and know-how in the ideas related to the use of the product.

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

ElectriPlast™ is a patented non-corrosive, durable, conductive plastic pellet that replaces the metallic component currently used in electroactive shielding and conductive devices, thus creating applications never before possible and with a 20-70% weight reduction. ElectriPlast's™ intellectual property rights and 49 pending patents covering both the material and its applications.

Various examples of applications for ElectriPlast™ include car antennas, shielding, lighting circuitry, switch actuators, resistors, medical devices, thermal management and cable connector bodies, among many others. We have been working to introduce these new applications and the ElectriPlast™ technology on a global scale.

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

Working with Integral to bring ElectriPlast™ to market is its exclusive manufacturer, Jasper Rubber Products, Inc. (“Jasper”) (www.jasperrubber.com).

Jasper, founded in 1949, is a leader in innovative rubber and plastics development. It manufactures a full range of products for customers in the major appliance, oil filter, and automotive industries, a number of which are Fortune 500 companies.

Patents/Trademarks on Technologies

Our intellectual property portfolio consists of over eleven years of accumulated research and design knowledge and trade secrets. We have sought United States (“US”) patent protection for many of our ideas related to our ElectriPlast™ technologies. Currently, we have filed 106 non-provisional US patent applications, 53 of which have been issued, with 49 currently pending. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, we will continue to attempt to commercialize these technologies without the protection of patents. As patents are issued, we will have the exclusive right to use and license the design(s) described in each issued patent for the life of the patent in the US.

Of the 106 non-provisional applications filed that have not been issued as patents, 11 are currently pending and 42 are no longer pending. Integral continues to pursue intellectual property protection through its patent and trademark portfolio while constantly evaluating its filings to judiciously apply resources to our most critical technologies. Integral also has a pending trademark application for ELECTRIPLAST and a registered trademark for INTEGRAL. This application and registration establish rights for the use of these marks in commerce.

Product Manufacturing and Distribution

We are not in the manufacturing business. We have entered into an exclusive manufacturing agreement with Jasper, discussed herein, which provides for Jasper to manufacture ElectriPlast™ for us.

After 60 months of refining the manufacturing and molding process of ElectriPlast™, the Jasper facility is now capable of producing over 50,000 pounds of ElectriPlast™ pellets per month. We have entered into patent license agreements with several companies, as summarized below, and we are in the process of producing prototypes of requested applications of ElectriPlast™ for these companies as well as other prospective customers. In addition to its manufacturing capabilities, Jasper has a distribution network throughout the US and Canada, allowing for ElectriPlast™ to be introduced and delivered to prospective and current customers.

We anticipate that our technologies will not be sold directly to the general public, but rather to businesses and manufacturers of certain products who will incorporate our technologies as components in the design of their products.

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

We granted to Heatron a non-exclusive, non-sublicensable, non-assignable, worldwide license; however, Heatron’s rights were exclusive for the initial two years. The agreement will terminate upon the expiration of the last patent licensed under the agreement, or earlier under certain other circumstances.

Heatron paid to us a nominal up-front license fee of $1.00. Any revenue to be generated by us under the agreement will be from future sales of products manufactured by Heatron containing the ElectriPlast™ technology. We have not yet derived revenues from this agreement.

Patent License Agreement with Jasper Rubber Products, Inc.

In August 2006, we entered into a Patent License Agreement with Jasper, pursuant to which we granted to Jasper the rights to use our ElectriPlast™ technology for specific applications within its customer base. Jasper, founded in 1949, and based in Jasper, Indiana, is an industry leader in innovative rubber and plastics development. Jasper manufactures a full range of molded, extruded, lathe-cut rubber and thermoplastic products for customers in the major appliance, oil filter, and automotive industries, a number of which are Fortune 500 companies.

We granted to Jasper a non-exclusive, non-sublicensable, non-assignable, worldwide license. The agreement will terminate upon the expiration of the last patent licensed under the agreement, or earlier under certain circumstances.

Jasper paid to us a nominal up-front license fee of $1.00. Any revenue to be generated by us under the agreement will be from future sales of products manufactured by Jasper containing the ElectriPlast™ technology. We have not yet derived revenues from this agreement.

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

In July 2007, we entered into an Amendment One to the Manufacturing Agreement (“Amendment One”) with Jasper. The primary purposes of Amendment One were 1) to replace in its entirety Section 4 of the Manufacturing Agreement concerning “Pricing, Invoicing and Payment”, and 2) to authorize Jasper to sell, on our behalf, products incorporating our ElectriPlast™ technology. As revised by Amendment One, Section 4 of the Manufacturing Agreement now reflects more definitive information concerning definitions and calculations of “hourly payment”, “sales royalties”, “gross margin”, “manufacturing costs” and “payment terms”. These revisions were mutually agreed upon following several months of production test-runs and cost evaluations.

Patent License Agreement with ADAC Plastics, Inc. d/b/a ADAC Automotive.

In November 2006, we entered into a Patent License Agreement with ADAC Plastics, Inc. d/b/a ADAC Automotive (“ADAC”), pursuant to which we granted to ADAC the rights to use our ElectriPlast™ technology for use in car antennas, cup holder heating elements, driver’s seat heating elements and light-emitting diode (LED) packs manufactured and sold by specified customers of ADAC. ADAC is a full-service automotive supplier dedicated to the production of door handles and components, cowl vent grilles, exterior trim, and marker lighting. Founded in 1975 as ADAC Plastics, Inc., the Grand Rapids, Michigan-based company operates facilities in North America and the United Kingdom.

We granted to ADAC a non-exclusive, non-sublicensable, non-assignable, worldwide license. The agreement will terminate upon the expiration of the last patent licensed under the agreement, or earlier under certain circumstances.

ADAC paid to us a nominal up-front license fee of $1.00. Any revenue to be generated by us under the agreement will be from future sales of products manufactured by ADAC containing the ElectriPlast™ technology. We have not yet derived revenues from this agreement.

Patent License Agreement with Esprit Solutions Limited

In December 2006, we entered into a Patent License Agreement with Esprit Solutions Limited (“Esprit”), pursuant to which we granted to Esprit the rights to use our ElectriPlast™ technology for the manufacture and sale of products to Esprit’s customer base in the Aerospace/Defense Interconnection and Protective Components Industry. Esprit, based in the United Kingdom, specializes in high performance protective systems within the Aerospace and Defense markets.

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

Patent License Agreement with Knowles Electronics, LLC

In January 2007, we entered into a Patent License Agreement with Knowles Electronics, LLC (“Knowles”), pursuant to which we granted to Knowles the rights to use our proprietary ElectriPlast™ technology for the manufacture and sale of electromagnetic field (EMF) protected molded components. Knowles is the world's leading provider of microphones and receivers to the hearing health industry. They are credited with the miniaturization of the acoustic transducer, which has enabled the design and manufacture of smaller hearing aids.

We granted to Knowles a non-exclusive, non-sub-licensable, non-assignable, worldwide license. The agreement will terminate upon the expiration of the last patent licensed under the agreement, or earlier under certain circumstances.

Knowles paid a nominal up-front fee of $1.00 to Integral. Any revenue to be generated by us under the agreement will be from raw materials fees.

EMPLOYEES/CONSULTANTS

We currently employ or retain a total of 4 employees on a full-time basis. We also rely on the expertise of 4 advisors who are engaged as consultants on a contractual basis.

SEC REPORTS AVAILABLE ON WEBSITE

The Securities and Exchange Commission (the “SEC”) maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other SEC filings are available on the SEC’s website or by visiting our company website at www.itkg.net.

ITEM 1A. RISK FACTORS

An investment in our common stock involves major risks. Before you invest in our common stock, you should be aware that there are various risks, including those described below. You should carefully consider these risk factors together with all of the other information included in this annual report on Form 10-K before you decide to invest in shares of our common stock.

Purchase of our stock is a highly speculative and you could lose your entire investment. We have been operating at a loss since inception, and you cannot assume that our business plans will either materialize or prove successful. In the event our plans are unsuccessful, you may lose all or substantially all of your investment. The purchase of our stock must be considered a highly speculative investment.

We have incurred substantial losses from inception and we have never generated revenues; failure to achieve profitability in the future would likely cause the market price for our common stock to decline significantly. We have generated net losses from inception and we have an accumulated deficit of approximately $36.8 million as of June 30, 2011.

If we do not generate adequate revenues in our fiscal year ending June 30, 2012, we will be required to raise capital to continue our operations. Unless we generate adequate revenues from operations (we have had no revenue to date) in the near future, we will require additional financing to carry out our business plans next year, and such financing may not be available at that time. If we require additional financing, we may seek additional funds through private placements that will be exempt from registration and will not require prior shareholder approval. If additional funds are raised by issuing common stock, or securities that are convertible into common stock (such as preferred stock, warrants, or convertible debentures), further dilution to shareholders could occur. Additionally, investors could be granted registration rights by us that could result in market overhang and depress the market price of the common stock. If we fail to obtain sufficient additional financing, we will not be able to implement our business plans in an effective or timely manner.

If we are unable to compete effectively with our competitors, we will not be successful generating revenues or attaining profits. Our ability to generate revenues and achieve profitability is directly related to our ability to compete with our competitors. Most of the companies with which we compete and expect to compete have far greater capital resources and more significant research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products. In each market, we face competition from companies with established technologies. Currently, we believe that we will be able to compete because of the relative performance, price and adaptability of our unique ElectriPlast™ technology. Our beliefs are based only on our research and development testing efforts. If we are unable to compete effectively, we will not be successful in generating revenues or attaining profits.

Loss of key personnel could cause a major disruption in our day-to-day operations and we could lose our relationships with customers and third-parties with whom we do business. Our future success significantly depends upon the continued service of certain key personnel. Competition for such key personnel is intense, and to be successful we must retain our key personnel. The loss of any key personnel or the inability to hire or retain qualified replacement personnel could cause a major disruption in our operations and we could lose our relationships with customers and third-parties with whom we do business, which could materially and adversely affect our financial condition and results of operations.

If future market acceptance of our ElectriPlast™ technology is poor, we will not be able to generate adequate sales to achieve profitable operations. Our future is dependent upon the success of our current and future marketing efforts put towards our ElectriPlast™ technology. Our ElectriPlast™ technology will be marketed to manufacturers of products that will benefit from the incorporation of any of the ElectriPlast™ applications into their products. As of June 30, 2011, we have not generated any revenue from our ElectriPlast™ technology. If future market acceptance of our ElectriPlast™ technology is poor, we will not be able to generate adequate sales to achieve profitable operations.

Dependence on outside suppliers and manufacturers could disrupt our business if they fail to meet our expectations. Currently, we rely on outside suppliers and manufacturers to produce ElectriPlast™ for us. While we have entered into formal arrangements with outside suppliers and manufacturers for the production of ElectriPlast™, if any of them should become too expensive or suffer from quality control problems or financial difficulties, we would have to find alternative sources. If alternative sources are not readily available, this could significantly disrupt our business.

Our patent and other intellectual property rights may be subject to uncertainty and may be challenged or circumvented by competitors. We rely on a combination of patents, patent applications, trademarks, trade secrets and confidentiality procedures to protect our intellectual property rights, which we believe will give us a competitive advantage over our competitors. We have sought US patent protection for many of our ideas related to our ElectriPlast™ technologies. Currently, we have filed 106 non-provisional US patent applications, 54 of which have been issued, 49 of which are currently pending. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, we will continue to attempt to commercialize these technologies without the protection of patents. As patents are issued, we will have the exclusive right to use in the US the design(s) described in each issued patent for the life of the patent.

Of the 106 non-provisional applications filed that have not been issued as patents, 11 are currently pending and 42 are no longer pending. Integral continues to pursue intellectual property protection through its patent and trademark portfolio while constantly evaluating its filings to judiciously apply resources to our most critical technologies. Integral also has a pending trademark application for ELECTRIPLAST and a registered trademark for INTEGRAL. This application and registration establish rights for the use of these marks in commerce.

The issuance of a patent is not conclusive as to its validity or enforceability and, if a patent is issued, it is uncertain how much protection, if any, will be given to our patent if we attempt to enforce it. Litigation, which could be costly and time consuming, may be necessary to enforce our current patents, or any patent issued in the future, or to determine the scope and validity of the proprietary rights of third parties. A competitor may successfully challenge the validity or enforceability of a patent or challenge the extent of the patent’s coverage. If the outcome of litigation is adverse to us, third parties may be able to use our patented technology without payment to us. Even if we are successful in defending such litigation, the cost of litigation to uphold the patent can be substantial.

It is possible that competitors may infringe upon our patents or successfully avoid them through design innovation. To stop these activities we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources of the Company. In addition, there is a risk that a court would decide that our patent is not valid, that we do not have the right to stop the other party from using the inventions, or that the competitor’s activities do not infringe our patent.

Our competitive position is also dependent upon unpatented technology and trade secrets, which may be difficult to protect. Competitors may independently develop substantially equivalent proprietary information and techniques that would legally circumvent our intellectual property rights. The inability to adequately protect our intellectual property rights, or any substantial expenses incurred in protecting our intellectual property rights, could have a material adverse affect on our financial condition and results of operations.

The use of our technologies could potentially conflict with the rights of others. Our competitors, or others, may have or may acquire patent rights that they could enforce against us. If our products conflict with patent rights of others, third parties could bring legal actions against us, our suppliers or customers, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to alter our products or obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any legal action and a required license under the patent may not be available on acceptable terms or at all. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial. The inability to adequately protect our intellectual property rights, or any substantial expenses incurred in protecting our intellectual property rights, could have a material adverse affect on our financial condition and results of operations.

If there are defects and errors in the Company’s technology, it may lose revenues. Defects and errors in current or future services or products could result in delay or prevent further deployment of the Company’s technology, lost revenues, or a delay in or failure to achieve market acceptance. Any of these scenarios could seriously harm the Company’s business and operating results. If the Company’s products contain defects not discovered in the process of development or in its current deployment, it could seriously undermine the perceived trust and security needed for a commercial system and could delay or prevent market acceptance of its technology resulting in material adverse effects to the Company’s business and operating results. Any defect or error could also deter potential customers, result in loss of customer confidence and adversely affect the Company’s existing customer relationships.

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

As of June 30, 2011, 1,000,000 shares of preferred stock have been designated as Series A Convertible Preferred Stock of which 308,538 are issued and outstanding, and held by two of our insiders. Each share of Series A Convertible Preferred Stock:

•	has a stated value and liquidation preference of $1.00;

•	has a 5% annual dividend, payable in cash or shares of common stock at the discretion of the Board of Directors;

•
may be converted into shares of common stock (determined by dividing the number of shares of Series A being converted by the average of the high and low bid prices of our common stock reported by the OTC Bulletin Board over the ten trading days preceding the date of conversion);

•
may be redeemed by us within one year after issuance at $1.50, after one year but less than two years at $2.00, after two years but less than three years at $2.50, after three years but less than four years at $3.00, and after four years but less than five years at $3.50;

•
during the year ended June 30, 2010, an amendment was made to the Series A convertible preferred shares in which they may be redeemed after five years but less than six years after the date of issue at a redemption price of $4.00 and increasing $0.50 per year for each share of Series A Convertible Preferred Stock so redeemed;

•	may be voted on all matters on an as-converted basis; and

•	may be voted as a class on any merger, share exchange, recapitalization, dissolution, liquidation or change in control of our company.

How future issuances of common stock pursuant to our stock plans will affect you. We have three non-qualified stock plans in effect. As of June 30, 2011, approximately 2,500,000 (2001-464,500, 2003-1,375,000 and 2009-660,500) shares are available under the plans for future issuance, either directly or pursuant to options, to our officers, directors, employees and consultants. Also, as of June 30, 2011, approximately 3,950,000 shares are issued and have fully vested under our option plans, at a weighted-average exercise price of approximately $0.38 per share. The Company plans to remedy this over-issuance of 1,485,500 shares of common stock under the non-qualified stock plans by authorizing additional shares of common stock for issuance under such plans. Additional stock or options to acquire our stock of can be granted at any time by our board of directors, usually without shareholder approval. When shares of common stock are issued directly or upon the exercise of options under these plans, your ownership may be diluted.

We do not expect to be able to pay cash dividends in the foreseeable future, so you should not make an investment in our stock if you require dividend income. The payment of cash dividends, if any, in the future rests within the discretion of our board of directors and will depend upon, among other things, our earnings, our capital requirements and our financial condition, as well as other relevant factors. We have not paid or declared any cash dividends upon our common stock since our inception and by reason of our present financial status. Our contemplated future financial requirements do not contemplate or anticipate making any cash distributions upon our common stock in the foreseeable future.

We have a limited market for our common stock that causes the market price to be volatile and to usually decline when there is more selling than buying on any given day. Our common stock currently trades on the OTC Bulletin Board under the symbol “ITKG.” At most times in the past, our common stock has been thinly traded and the market price usually declines when there is more selling than buying on any given day. As a result, the market price has been volatile, and the market price may decline immediately if you decide to place an order to sell your shares.

The market price of our common stock is highly volatile, and several factors that are beyond our control, including our common stock being historically thinly traded, could adversely affect its market price. Historically, our common stock has been thinly traded and the market price has been highly volatile. During the year ended June 30, 2011, the closing bid price of our common stock has been quoted on the OTC Bulletin Board from as low as $0.45 to as high as $.95. These quotations reflect interdealer prices without retail markup, markdown, or commission and may not represent actual transactions. For these and other reasons, our stock price is subject to significant volatility and will likely be adversely affected if our revenues or earnings (or lack of revenues or earnings) in any quarter fail to meet the investment community’s expectations. Additionally, the market price of our common stock could be subject to significant fluctuations in response to:

•	announcements of new products or sales offered by us or our competitors;
•	actual or anticipated variations in quarterly operating results;
•	changes in financial estimates by securities analysts, if any;
•	changes in the market’s perception of us or the nature of our business; and
•	sales of our common stock.

Future sales of common stock into the public marketplace will increase the public float and may adversely affect the market price. As of June 30, 2011, approximately six million shares of common stock were available for sale by both affiliates (officers and directors) and non-affiliates under Rule 144 of the Securities Act of 1933, as amended. In general, under Rule 144, a person who has held stock for six months and is not an affiliate of the Company may sell their shares without limitation under Rule 144. Future sales of common stock will increase the public float and may have a material adverse effect on the market price of the common stock, which in turn could have a material adverse affect on our ability to obtain future funding as well as create a potential market overhang.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. We lease office space in Bellingham, Washington and Vancouver, B.C., Canada. We principally use the Bellingham, Washington office space as our corporate headquarters. All manufacturing of our products occurs at the Jasper facility.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings involving our Company.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is a limited public market for our common stock. Our common stock is quoted on the OTC Bulletin Board under the symbol "ITKG." The following table sets forth the range of high and low bid quotations for our common stock on the OTC Bulletin Board for each quarter of the fiscal years ended June 30, 2011 and 2010.

Quarter Ended	Low Bid	High Bid

September 30, 2009	$0.28	$0.52
December 31, 2009	$0.30	$0.79
March 31, 2010	$0.66	$1.30
June 30, 2010	$0.70	$1.07

September 30, 2010	$0.70	$0.95
December 31, 2010	$0.70	$0.95
March 31, 2011	$0.45	$0.80
June 30, 2011	$0.45	$0.78

The source of this information is the OTC Bulletin Board and other quotation services. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

As of August 26, 2011 there were approximately 274 holders, of record of our common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

Dividends

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on such common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

Information regarding the issuance and sales of securities without registration during the fiscal year ended June 30, 2011, has previously been included in Quarterly Reports on Forms 10-Q and Current Reports on Form 8-K filed during the period covered by this report. Information regarding the recent sales of unregistered securities can be found in note 4(a) of the financial statements.

Repurchases of equity securities

We did not repurchase any of our outstanding equity securities during the fourth quarter ended June 30, 2011.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

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

ElectriPlast™ is an innovative, electrically-conductive resin-based material. The ElectriPlast™ polymer is a compounded formulation of resin-based materials, which are conductively loaded, or doped, with a proprietary-controlled, balanced concentration of micron conductive materials, then pelletized. The conductive loading or doping within this pellet is then homogenized using conventional molding techniques and conventional molding equipment. The end result is a product that can be molded into any of the infinite shapes and sizes associated with plastics and rubbers, which is non-corrosive, but which is as electrically conductive as if it were metal.

Various examples of applications for ElectriPlast™ are car antennas, shielding, lighting circuitry, switch actuators, resistors, medical devices, thermal management and cable connector bodies, among others. We have been working to introduce these new applications and the ElectriPlast™ technology on a global scale.

Forward Looking Statements

Statements contained herein that are not historical facts are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, our ability to compete as a development stage company in a highly competitive market, our access to sources of capital, and other risks and other risks and uncertainties.

This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-K. Except for the historical information contained herein, the discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. Our actual results could differ materially from those discussed here. We do not undertake any duty to update forward looking statements and the estimates and assumptions associated with them as circumstances change, except to the extent required by applicable federal securities laws.

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From inception on February 12, 1996 through June 30, 2011, we have accrued an accumulated deficit of approximately $36.8 million.

At June 30, 2011, all of our assets were current assets of $61,365, consisting of cash of $61,365. All of our property and equipment has been fully depreciated.

At June 30, 2011, all of our liabilities were current liabilities of $775,747 consisting of accounts payable and accruals. Of this amount, payables for legal fees (including associated filing fees) related to patent filings accounted for approximately $535,000 of the total.

At June 30, 2011, total stockholder’s deficit was $714,382.

Results of Operations of the Year Ended June 30, 2011 compared to the Year Ended June 30, 2010

Our net loss for the year ended June 30, 2011, was $2,841,285 compared to a net loss of $2,929,737 for the prior fiscal year, a difference of $88,452. This decrease in our net loss is attributable to the following net decreases in salary and consulting expenses, and of non-cash charges incurred under the expense categories of “salaries” and “consulting” during the year ended June 30, 2011:

(1) salaries of $440,000, including non-cash, stock based compensation charges (for the issuance of common stock and/or the granting of options) of $nil, compared to a salary expense of $872,027 for the year ended June 30, 2010, that included non-cash, stock based compensation charges (for the issuance of common stock and/or the granting of options) of $428,170; and

(2) consulting fees of $1,682,959, including non-cash, stock based compensation charges (for the issuance of common stock and/or the granting of options) of $474,075, compared to $1,374,060 for the year ended June 30, 2010, that included non-cash, stock based compensation charges (for the issuance of common stock and/or the granting of options) of $796,981. As described in the notes to the financial statements, these values were determined using the Black-Scholes option pricing model.

Consulting expenses during the year ended June 30, 2011, included non-cash expenses of $91,795 for extension of the expiration dates of outstanding options held by a long-term consultant, and the granting of options.

Our net loss for the year ended June 30, 2011, was offset minimally by “other income” of $797 compared to “other income” in the previous fiscal year of $2,899. The category of “other income” consists of interest income and nominal license fees.

Research and development costs incurred during the year ended June 30, 2011 were $245,593, a decrease of $5,233 over the prior fiscal year attributable to refining the manufacturing process by Jasper of our ElectriPlast™ material and for independent testing of several of our ElectriPlast™ applications.

For the year ended June 30, 2011, our cash used in operating activities was $1,634,524, compared to $1,589,883 used in 2010.

For the year ended June 30, 2011, our cash provided by financing activities was $1,345,654 compared to $1,404,887 provided in 2010.

Liquidity and Capital Resources

We anticipate spending up to approximately $250,000 over the next twelve months on ongoing research and development of the different applications and uses of our technologies.

As of June 30, 2011, we had $61,365 in cash on hand, and we estimate that we will require $3.0 million to carry out our business plan during our fiscal year ending June 30, 2012. Accordingly, management believes that until we generate revenues from operations (we have none to date), additional funding will be required to carry out our business plan.

Financing transactions may include the issuance of equity securities, obtaining additional credit facilities or other financing mechanisms. However, the trading price of the Company’s common stock and the downturn in the United States of America stock markets could make it more difficult to obtain financing. If none of these events occur, there is a risk that the business will fail.

We are not in the manufacturing business and do not expect to make any capital purchases of a manufacturing plant or significant equipment in the next twelve months.

Critical Accounting Policies and Estimates

The Company accounts for stock-based compensation expense associated with stock options and other forms of equity compensation by estimating the fair value of share-based payment awards on the date of grant using a Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statement of operations. The Company uses the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards. Stock-based compensation expense recognized in the statement of operations is reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments. As of June 30, 2011, our purchased investments included in cash and cash equivalents had maturities of less than 90 days. Therefore, an increase or decrease in interest rates immediately and uniformly by 10% from our 2011 year end levels would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements and an index thereto commences on the index to the financial statements,

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act.” These rules refer to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. It is management’s responsibility to establish and maintain adequate internal control over financial reporting for the Company.

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and they have concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

The certification required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.01 and 31.02 , respectively, to this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes these policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Our evaluation was based on the criteria for smaller public companies set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under those criteria, our management concluded that, as of June 30, 2011, our internal control over financial reporting is not effective due to the significant deficiencies described below.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. Our management has identified the following significant deficiencies in our internal control over financial reporting:

•	Inadequate segregation of duties consistent with control objectives; and
•	Ineffective controls over periodic financial disclosures and reporting processes.

The aforementioned significant deficiencies were identified by our Chief Financial Officer and these matters were communicated to management. We believe the following planned action will be sufficient to remediate the significant deficiency described above:

•
We have engaged an outside public accounting firm to perform a qualified, independent review over all significant transactions included in our financial reports as well as our period end financial disclosures included in our periodic filings.

Management believes the actions described above will remediate the significant deficiencies we have identified and strengthen our internal control over financial reporting. Our management intends to substantially complete these identified remedial actions during the fiscal year ended June 30, 2012.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

There are inherent limitations to the effectiveness of any system of internal control over financial reporting, such as resource constraints, judgments used in decision-making, assumptions about the likelihood of future events, the possibility of human error and the risk of fraud. Accordingly, even an effective system of internal control over financial reporting can provide only reasonable assurance with respect to the preparation and presentation of financial statements in accordance with accounting principles generally accepted in the United States. Moreover, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may be inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate over time. Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or fraud.

ITEM 9B. OTHER INFORMATION

The following information should have been reported on a Form 8-K under Item 1.01, “Entry into a Material Definitive Agreement” during the preceding fiscal year:

1)
The Company entered into a Consulting and Confidentiality Agreement with James Eagan, dated December 1, 2010, engaging Mr. Eagan to provide certain consulting services to the Company. The term of the agreement expires on November 30, 2013. Mr. Eagan shall receive a monthly consulting fee of $14,000. Mr. Eagan was issued 150,000 shares of common stock in the Company upon the execution of this agreement (not yet issued), and will receive an additional 100,000 shares of common stock in the Company upon the 6-month anniversary of the execution date of the agreement. Mr. Eagan was granted 600,000 stock options, which vest pursuant to the terms therein, and rights to receive an additional 1,250,000 stock options on the first anniversary of the execution date of the agreement. In the event Mr. Eagan is terminated without cause, he will receive the full amount of compensation due through the expiration of this agreement. The agreement also contains customary provisions regarding confidentiality of the Company’s proprietary information, indemnification and non-competition;

2)
The Company entered into a Consulting and Confidentiality Agreement with Herbert C. Reedman, Jr., dated April 15, 2011, engaging Mr. Reedman to provide certain consulting services to the Company. The term of the agreement expires on April 15, 2014. Mr. Reedman shall receive a monthly consulting fee of $14,000. Mr. Reedman was issued 150,000 shares of common stock in the Company upon the execution of this agreement (not yet issued), and will receive an additional 100,000 shares of common stock in the Company upon the 6-month anniversary of the execution date of the agreement. Mr. Reedman was granted 600,000 stock options, which vest pursuant to the terms therein, and rights to receive an additional 1,250,000 stock options on the first anniversary of the execution date of the agreement. In the event Mr. Reedman is terminated without cause, he will receive the full amount of compensation due through the expiration of this agreement. The agreement also contains customary provisions regarding confidentiality of the Company’s proprietary information, indemnification and non-competition;

3)
The Company entered into a Consulting and Confidentiality Agreement with Stephen Neu, dated June 1, 2011, engaging Mr. Neu to provide certain consulting services to the Company. The term of the agreement expires on June 1, 2014. Mr. Neu shall receive a monthly consulting fee of $14,000. Mr. Neu was issued 150,000 shares of common stock in the Company upon the execution of this agreement (not yet issued), and will receive an additional 100,000 shares of common stock in the Company upon the 6-month anniversary of the execution date of the agreement. Mr. Neu was granted 600,000 stock options, which vest pursuant to the terms therein, and rights to receive an additional 1,250,000 stock options on the first anniversary of the execution date of the agreement. In the event Mr. Neu is terminated without cause, he will receive the full amount of compensation due through the expiration of this agreement. The agreement also contains customary provisions regarding confidentiality of the Company’s proprietary information, indemnification and non-competition; and

4)
The Company entered into a Consulting and Confidentiality Agreement with Paul MacKenzie, dated June 1, 2011, engaging Mr. MacKenzie to provide certain consulting services to the Company. The term of the agreement expires on June 1, 2014. Mr. MacKenzie shall receive a monthly consulting fee of $12,000. Mr. MacKenzie was issued 112,500 shares of common stock in the Company upon the execution of this agreement, and will receive an additional 75,000 shares of common stock in the Company upon the 6-month anniversary of the execution date of the agreement. Mr. MacKenzie was granted 450,000 stock options, which vest pursuant to the terms therein, and rights to receive an additional 1,000,000 stock options on the first anniversary of the execution date of the agreement. In the event Mr. MacKenzie is terminated without cause, he will receive the full amount of compensation due through the expiration of this agreement. The agreement also contains customary provisions regarding confidentiality of the Company’s proprietary information, indemnification and non-competition.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Our Company has a Board of Directors that is currently comprised of four members. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed. The members of the Board and the named executive officers of our Company and their respective age and position are as follows:

Name	Age	Position with Company	Director of Company Since

William S. Robinson	54	Director, Chairman, CEO and Treasurer	February 1996

William A. Ince	60	Director, President, Secretary and Chief Financial Officer	February 1996

James Eagan	48	Director	January 2011

Herbert C. Reedman	59	Director	May 2011

William Robinson
(Chairman, CEO and Treasurer)

As a co-founder of our Company (since 1996), Mr. Robinson has been responsible since the inception of Integral for securing funding in order to ensure the ongoing operations of Integral and its subsidiaries. Together with Mr. Ince, he has been responsible for the development and implementation of corporate strategies.

Mr. Robinson brings many years of management experience in finance, banking and corporate development. Previously, he acted as a director of a number of companies involved in natural resources, sales and marketing, and computer technologies

William A. Ince
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

James Eagan
(Director)

James Eagan is a former satellite telecommunications executive and a co-founder of ORBCOMM LLC. He led pioneering efforts in the mobile satellite industry where he was responsible for launching low cost satellite services in North America and Asia Pacific. Prior to ORBCOMM, Mr. Eagan was with Lockheed Martin and started his career as a naval officer. He is a graduate of the University of California Los Angeles and received his MBA from George Washington University.

Herbert C. Reedman
(Director)

A 40 year automotive veteran, Mr. Reedman was co-founder and Managing Partner of Vantage4, LLC a marketing and consulting firm to the automotive industry. Prior to Vantage4 he headed operations for Reedman World Auto Center, a position he held until his retirement in 2005. During his tenure in the automotive industry Mr. Reedman participated on numerous outside advisory boards including advisory boards for Jaguar Cars, Ford Motor Company, General Motors Corporation, GM Credit Card, General Motors New Product Development Committee, GM CRM Board, XM Satellite Radio and OnStar.

Non-Executive Officer / Significant Consultant

Mohamed Zeidan-
(Consultant)

On August 10, 2009 our Company retained the consulting services of Mr. Zeidan. Mr. Zeidan has over 25 years of experience in automotive engineering and engineering management. Mr. Zeidan was the Chief Technology Officer and Director of Hybrid Engineering at Lear, creating the Hybrid Engineering Department that developed innovative technologies resulting in major business growth. Prior to Lear, he worked at United Technologies Automotive (“UTA”) for nearly 14 years in Advanced Engineering for many Global OEM programs-from Advance Phase through Production Launch, being the complete life cycle of the technology.

Mr. Zeidan and his team identify partners for joint development of our customers’ products utilizing ElectriPlast™ and take it through product implementation, including prototype testing to secure technology approval and validation, and secure awarding of contracts. The Company is currently negotiating a renewal of Mr. Zeidan’s consulting agreement.

Audit Committee and Audit Committee Financial Expert Disclosure

Our Company does not have a separately-designated standing audit committee at this time because it is not required to do so. Accordingly, we do not have an audit committee financial expert.

Code of Ethics

On September 20, 2004, the Board of Directors established a written code of ethics that applies to each of our senior executive officers, and the code of ethics is incorporated by reference as an exhibit to this annual report. In addition, a copy of the code of ethics is posted on our Company’s website at www.itkg.net.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Company's officers and directors, and persons who own more than 10% of a registered class of our Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received or written representations from certain reporting persons, we believe that, during the year ended June 30, 2011, all Section 16(a) filing requirements applicable to our officers, directors and ten percent shareholders were timely complied with by such persons, except for the following: (1) William S. Robinson filed a late Form 4 on September 27, 2010 regarding the acquisition of 500,000 options for the purchase of Common Stock that were granted on July 14, 2009; (2) William A. Ince filed a late Form 4 on September 27, 2010 regarding the acquisition of 500,000 options for the purchase of Common Stock on July 14, 2009; and (3) Richard P. Blumberg, a 10% security holder, filed a late Form 3 on June 28, 2010 relating to the acquisition of Common Stock on December 9, 2009.

ITEM 11. EXECUTIVE COMPENSATION

The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to our executive officers, and other individuals for whom disclosure is required, for all services rendered in all such capacities to Integral and our subsidiaries.

Summary Compensation Table

The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, to or for Integral’s principal executive officer and each of the other executive officers (one person) and one non-executive officer, during the fiscal years ended June 30, 2011 and 2010.

Name and Principal Position	Fiscal Year Ended June 30	Salary ($)	Bonus ($)	Stock Awards	Options Awards ($) (n2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (n3)	Total ($)
				(n1)
William S.	2011	$220,000	-0-	$-0-	$-0-	-0-	-0-	$28,282	$248,282
Robinson	2010	$219,167	-0-	$135,085	$-0-	-0-	-0-	$28,282	$382,534
Chief Executive Officer, Treasurer, Chairman, Director

William A.	2011	$220,000	-0-	$-0-	-0-	-0-	-0-	$23,145	$243,145
Ince	2010	$219,167	-0-	$293,085	-0-	-0-	-0-	$23,145	$535,397
Chief Financial and Accounting Officer, President, Secretary, Director

(n1)
Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to ASC 718. ASC 718 requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description ASC 718 and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this report.

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

(n3)
William S. Robinson and William A. Ince each own shares of Series A Preferred Stock. A 5% dividend on the Series A Preferred Stock is payable in cash or shares of common stock at the election of Integral. For the year ended June 30, 2011, $10,282 was paid or accrued for Mr. Robinson and $5,145 was paid or accrued for Mr. Ince. For the year ended June 30, 2010, $10,282 was paid or accrued for Mr. Robinson and $5,145 was paid or accrued for Mr. Ince.

William S. Robinson and William A. Ince each received an automobile expense allowance of $18,000 in 2010 and $18,000 in 2009.

Except as set forth above, no outstanding options to purchase common stock or other equity-based award granted to or held by any named executive officer were repriced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common stock purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of June 30, 2011.

Option Awards						Stock Awards
			Equity Incentive Plan Awards:					Equity Incentive Plan Awards:	Equity Incentive Plan Awards:

Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

William S. Robinson (n1)	500,000	0	0	$0.25	12/31/2014	0	0	0	0

William A. Ince (n2)	415,000	0	0	$1.00	7/31/2014	0	0	0	0
	500,000	0	0	$0.25	12/31/2014

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

Compensation of Directors

The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, to or for Integral’s Directors during the last completed fiscal years ended June 30, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

James Eagan	84,000						84,000

Herbert C. Reedman	0						0

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

On August 1, 2009 the Board of Directors deemed it in the best interest of the Company to enter into employment agreements with William S. Robinson, its Chief Executive Officer and Treasurer, and William A. Ince, its President and Accounting Officer, respectively.

The term of Mr. Robinson’s agreement is from August 1, 2009 through to July 31, 2014. The agreement calls for a compensation package of $220,000 annually for services and $1,500 per month for an automobile allowance. In addition, Integral has granted Mr. Robinson options to acquire 500,000 shares of Integral’s common stock at an exercise price of $0.25 per share. These options fully vested on August 1, 2009 and may be exercised in whole or in part at any time. All options shall expire on December 31, 2014. The agreement also contains customary provisions regarding confidentiality of the Company’s proprietary information and non-competition.

The term of Mr. Ince’s agreement is from August 1, 2009 through to July 31, 2014. The agreement calls for a compensation package of $220,000 annually for services and $1,500 per month for an automobile allowance. In addition, Integral has granted Mr. Ince options to acquire 500,000 shares of Integral’s common stock at an exercise price of $0.25 per share. These options fully vested on August 1, 2009 and may be exercised in whole or in part at any time. All options shall expire on December 31, 2014. The agreement also contains customary provisions regarding confidentiality of the Company’s proprietary information and non-competition.

In the event of termination without cause, both Mr. Robinson and Mr. Ince are respectively entitled to one year’s compensation as severance.

Integral’s Board of Directors has complete discretion as to the appropriateness of (a) key-man life insurance, (b) obtaining officer and director liability insurance, (c) employment contracts with and compensation of executive officers and directors, (d) indemnification contracts, and (e) incentive plan to award executive officers and key employees.

Integral’s Board of Directors is responsible for reviewing and determining the annual salary and other compensation of the executive officers and key employees of Integral. The goals of Integral are to align compensation and performance with business objectives of the Company and to enable Integral to attract, retain and reward executive officers and other key employees who contribute to the long-term success of Integral. Integral intends to provide base salaries to its executive officers and key employees sufficient to provide motivation to achieve certain operating goals. Although salaries are not specifically tied into performance criteria, incentive bonuses may be available to certain executive officers and key employees. In the future, executive compensation may include without limitation cash bonuses, stock option grants and stock reward grants.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock

The following table sets forth, as of August 26, 2011 the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral’s common stock, each director and executive officer individually and all directors and executive officers of Integral as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

Name and Address of Beneficial Owner (n1)	Amount and Nature of Beneficial Ownership(n1)		Percent of Class (n3)
Executive Officers and Directors:
William S. Robinson (n4) #3 1070 West Pender St. Vancouver, B.C. V6E 2N7	3,020,695	(n2)	5.1%
William A. Ince (n5) 805 W. Orchard Dr., Suite #7 Bellingham, WA 98225	2,640,186	(n2)	4.5%
All executive officers and directors as a group	5,660,881		9.8%

(n1)	Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(n2)
Includes vested options beneficially owned but not yet exercised and outstanding, if any. The table does not include the effects of conversion by Mr. Robinson and Mr. Ince of their shares of Series A Convertible Preferred Stock (“Series A”), which are convertible into shares of common stock at a conversion rate that varies with the market price of the common stock at the time of conversion. The conversion rate is determined by dividing the number of shares of Series A being converted by the average of the high and low bid prices of Integral’s common stock reported by the OTC Bulletin Board over the ten trading days preceding the date of conversion. Mr. Robinson owns 204,975 shares of Series A and Mr. Ince owns 103,563 shares of Series A. As of August 26, 2011, the conversion rate was $0.50 per share, so Mr. Robinson’s 204,975 shares of Series A were convertible into 409,950 shares of common stock, and Mr. Ince’s 103,563 shares of Series A were convertible into 207,126 shares of common stock. The actual number of shares of common stock receivable by Messrs. Robinson and Ince upon conversion of the Series A would depend on the actual conversion rate in effect at the time of conversion.

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

Name and Address of Beneficial Owner (n1)	Amount and Nature of Beneficial Ownership(n1)	Percent of Class (n2)
William S. Robinson (n3) – #3 1070 West Pender St. Vancouver, B.C. V6E 2N7	204,975	66.4%
William A. Ince (n4) – 805 W. Orchard Dr., Suite #3 Bellingham, WA 98225	103,563	33.6%
All officers and directors of Integral as a group (2 persons)	308,538	100%

(n1)	Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(n2)	Based upon 308,538 Series A Convertible Preferred shares issued and outstanding.

(n3)	Mr. Robinson is an executive officer and director of Integral and each of its subsidiaries.

(n4)	Mr. Ince is an executive officer and director of Integral and each of its subsidiaries.

Equity Compensation Plan Information

The following information concerning the Company’s equity compensation plans is as of the end of the fiscal year ended June 30, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	4,125,000	$0.38	2,500,000
Total	4,125,000	$0.38	2,500,500

As of June 30, 2011, Integral has three Employee Benefit and Consulting Services Compensation Plans (the “Plans”) in effect.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the beginning of the last fiscal year, we have not entered into any transactions in which our officers and directors have a material interest, or that would otherwise be deemed a related-party transaction under the rules of the Securities Exchange Act of 1934.

DIRECTOR INDEPENDENCE

Our Board of Directors is comprised of four members, William S. Robinson, William A. Ince, James Eagan and Herbert C. Reedman. Mr. Robinson and Mr. Ince also serve executive officers of the Company. We do not have any independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Company’s board of directors reviews and approves audit and permissible non-audit services performed by Smythe Ratcliffe LLP, Vancouver, Canada (“SRLLP”), as well as the fees charged by SRLLP for such services. In its review of non-audit service fees and its appointment of SRLLP as our Company’s independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining SRLLP’s independence. All of the services provided and fees charged by SRLLP in the fiscal year ended June 30, 2011 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services rendered by SRLLP for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-Q during fiscal years ended June 30, 2011 and 2010 were $66,250 and $45,237, respectively.

Audit-Related Fees

There were no other fees billed by SRLLP during the last two fiscal years that were reasonably related to the performance of the audit or review of our Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

The were no fees billed for professional services rendered by SRLLP for tax compliance services in fiscal years ended June 30, 2011 and 2010, respectively.

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

10.33	Consulting Agreement between Integral and James Eagan dated December 1, 2010. (Filed herewith).

10.34	Consulting Agreement between Integral and Herbert C. Reedman dated April 15, 2011. (Filed herewith).

10.35	Consulting Agreement between Integral and Stephen Neu dated June 1, 2011. (Filed herewith).

10.36	Consulting Agreement between Integral and Paul MacKenzie dated June 1, 2011. (Filed herewith).

14.1	Code of Ethics adopted September 20, 2004. (Incorporated by reference to Exhibit 14.1 of Integral’s annual report on Form 10-KSB for the period ended June 30, 2004.)

21.4	List of Subsidiaries. (Incorporated by reference to Exhibit 21.4 of Integral’s annual report on Form 10-KSB for the period ended June 30, 2004.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL TECHNOLOGIES, INC

Dated: September 28, 2011	/s/ William S. Robinson
William S. Robinson, Chief Executive Officer

/s/ William A. Ince
William A. Ince, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William S. Robinson	Director	September 28, 2011
William S. Robinson

/s/ William A. Ince	Director	September 28, 2011
William A. Ince

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)

Consolidated Financial Statements
June 30, 2011, 2010 and 2009
(US Dollars)

Index	Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Stockholders' Equity (Deficit)	F-4 – F-10

Consolidated Statements of Cash Flows	F-11

Notes to Consolidated Financial Statements	F-12 – F-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)

We have audited the consolidated balance sheets of Integral Technologies, Inc. (a development stage company) as of June 30, 2011 and 2010 and the consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years ended June 30, 2011, 2010 and 2009, and the cumulative totals for the development stage of operations from February 12, 1996 (inception) through June 30, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2011 and 2010 and the results of its operations and its cash flows for each of the years ended June 30, 2011, 2010 and 2009, and the cumulative totals for the development stage of operations from February 12, 1996 (inception) through June 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 2 to the consolidated financial statements, the Company has no revenues and limited capital, which together raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in note 2.  These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Smythe Ratcliffe LLP

Chartered Accountants

Vancouver, Canada
September 27, 2011

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
June 30
(US Dollars)

	2011	2010

Assets

Current
Cash	$61,365	$350,235
Prepaid expenses	0	7,544

Total Assets	$61,365	$357,779

Liabilities

Current
Accounts payable and accrued liabilities	$775,747	$707,148

Total Liabilities	775,747	707,148

Stockholders' Deficit (note 4)

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
20,000,000 Shares authorized
308,538 (2010 – 308,538) Shares issued and outstanding (note 4(b))	308,538	308,538
Common Stock and Paid-in Capital in Excess of $0.001 Par Value
150,000,000 Shares authorized
58,296,760 (2010 – 54,838,921) Shares issued and outstanding (note 4(a))	33,858,822	33,224,263
Promissory Notes Receivable (note 4(e))	(29,737)	(29,737)
Subscriptions Received (note 4(f))	0	11,250
Accumulated Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(36,898,272)	(30,909,950)

Total Stockholders' Deficit	(714,382)	(349,369)

Total Liabilities and Stockholders' Deficit	$61,.365	$357,779

Commitments (note 11)
Subsequent events (note 12)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(US Dollars)

	Years Ended June 30,			Period From February 12, 1996 (Inception) Through
	2011	2010	2009	June 30, 2011

Revenues	$0	$0	$0	$249,308
Cost of Sales	0	0	0	216,016

	0	0	0	33,292
Other Income	797	2,899	8,511	869,303

	797	2,899	8,511	902,595

Expenses
Consulting (note 4(c))	1,682,959	1,374,060	287,204	9,608,625
Salaries (note 4(c))	440,000	872,027	585,197	10,999,316
Research and development	245,593	250,826	230,060	1,967,382
Legal and accounting	192,295	199,263	263,964	4,795,317
Travel and entertainment	105,546	62,034	53,934	1,524,860
General and administrative	89,805	95,554	70,184	1,368,183
Rent	50,454	46,631	43,170	584,755
Telephone	27,908	24,382	24,993	511,585
Advertising	6,612	5,866	1,591	345,339
Bank charges and interest, net	910	1,993	3,090	208,191
Write-off of investments	0	0	0	1,250,000
Non-competition agreement	0	0	0	711,000
Write-down of license and operating assets	0	0	0	1,855,619
Interest on beneficial conversion feature	0	0	0	566,455
Settlement of lawsuit	0	0	0	45,250
Financing fees, net	0	0	0	129,043
Bad debts	0	0	0	46,604
Depreciation and amortization	0	0	0	324,386

	2,842,082	2,932,636	1,563,387	36,841,910

Net and Comprehensive Loss for Period	$(2,841,285)	$(2,929,737)	$(1,554,876)	$(35,939,315)

Basic and Diluted Loss Per Share (note 8)	$(0.05)	$(0.06)	$(0.03)

Weighted Average Number of Common Shares Outstanding	56,487,578	51,520,654	47,360,459

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

		Common		Preferred				Deficit
	Shares	Stock and	Shares of	Stock and			Accumulated	Accumulated
	of Common	Paid-in Capital	Preferred	Paid-in Capital	Promissory		Other	During the	Total
	Stock	in Excess	Stock	in Excess	Notes	Share	Comprehensive	Development	Stockholders'
	Issued	of Par	Issued	of Par	Receivable	Subscriptions	Income	Stage	Equity (Deficit)

Shares Issued for
Cash	1,000,000	$10,000	0	$0	$0	$0	$0	$0	$10,000
Property and equipment (to officers and directors)	1,500,000	15,000	0	0	0	0	0	0	15,000
Services (provided by officers and directors)	2,000,000	20,000	0	0	0	0	0	0	20,000
Services (other)	1,500,000	15,000	0	0	0	0	0	0	15,000
Foreign currency translation	0	0	0	0	0	0	(1,226)	0	(1,226)
Net loss for period	0	0	0	0	0	0	0	(344,843)	(344,843)

Balance, June 30, 1996	6,000,000	60,000	0	0	0	0	(1,226)	(344,843)	(286,069)
Shares Issued for
Cash	5,086,000	865,514	0	0	0	0	0	0	865,514
Share issue costs	0	(48,920)	0	0	0	0	0	0	(48,920)
Services	564,000	63,036	0	0	0	0	0	0	63,036
Acquisition of subsidiary	100,000	275,000	0	0	0	0	0	0	275,000
Foreign currency translation	0	0	0	0	0	0	12,601	0	12,601
Net loss for year	0	0	0	0	0	0	0	(822,217)	(822,217)

Balance, June 30, 1997	11,750,000	1,214,630	0	0	0	0	11,375	(1,167,060)	58,945
Shares Issued for
Cash	825,396	650,000	0	0	0	0	0	0	650,000
Share issue costs	0	(78,000)	0	0	0	0	0	0	(78,000)
Foreign currency translation	0	0	0	0	0	0	24,860	0	24,860
Net loss for year	0	0	0	0	0	0	0	(937,373)	(937,373)

Balance, June 30, 1998	12,575,396	$1,786,630	0	$0	$0	$0	$36,235	$(2,104,433)	$(281,568)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

		Common		Preferred				Deficit
	Shares of	Stock and	Shares of	Stock and			Accumulated	Accumulated
	Common	Paid-in Capital	Preferred	Paid-in Capital	Promissory		Other	During the	Total
	Stock	in Excess	Stock	in Excess	Notes	Share	Comprehensive	Development	Stockholders'
	Issued	of Par	Issued	of Par	Receivable	Subscriptions	Income	Stage	Equity (Deficit)

Balance, June 30, 1998	12,575,396	$1,786,630	0	$0	$0	$0	$36,235	$(2,104,433)	$(281,568)
Shares Issued for
Cash	200,000	50,000	0	0	0	0	0	0	50,000
Exercise of stock options	445,000	80,500	0	0	0	0	0	0	80,500
Promissory note	1,683,789	252,568	0	0	(284,068)	0	0	0	(31,500)
Settlement of lawsuit	150,000	15,000	0	0	0	0	0	0	15,000
Services (provided by officers and directors)	666,666	100,000	0	0	0	0	0	0	100,000
Share issue costs	0	(100,500)	0	0	0	0	0	0	(100,500)
Services	250,000	50,000	0	0	0	0	0	0	50,000
Conversion of convertible debentures	3,869,120	525,813	0	0	0	0	0	0	525,813
Acquisition of subsidiary	1,800,000	619,200	0	0	0	0	0	0	619,200
Held in escrow	447,091	0	0	0	0	0	0	0	0
Stock-based compensation	0	70,600	0	0	0	0	0	0	70,600
Beneficial conversion feature	0	566,456	0	0	0	0	0	0	566,456
Foreign currency translation	0	0	0	0	0	0	8,444	0	8,444
Net loss for year	0	0	0	0	0	0	0	(1,404,021)	(1,404,021)

Balance June 30, 1999	22,087,062	4,016,267	0	0	(284,068)	0	44,679	(3,508,454)	268,424
Shares Issued for
Cash on private placement	2,650,000	3,975,000	0	0	0	0	0	0	3,975,000
Exercise of options	1,245,000	256,700	0	0	0	0	0	0	256,700
Services	50,000	13,000	0	0	0	0	0	0	13,000
Settlement of debt	0	0	664,410	664,410	0	0	0	0	664,410
Shares released from escrow	0	75,558	0	0	0	0	0	0	75,558
Stock-based compensation	0	48,256	0	0	0	0	0	0	48,256
Promissory note repayment	0	0	0	0	225,568	0	0	0	225,568
Foreign currency translation	0	0	0	0	0	0	1,614	0	1,614
Net loss for year	0	0	0	0	0	0	0	(1,537,402)	(1,537,402)

Balance, June 30, 2000	26,032,062	$8,384,781	664,410	$664,410	$(58,500)	$0	$46,293	$(5,045,856)	$3,991,128

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

		Common		Preferred				Deficit
	Shares	Stock and	Shares of	Stock and			Accumulated	Accumulated
	of Common	Paid-in Capital	Preferred	Paid-in Capital	Promissory		Other	During the	Total
	Stock	in Excess	Stock	in Excess	Notes	Share	Comprehensive	Development	Stockholders'
	Issued	of Par	Issued	of Par	Receivable	Subscriptions	Income	Stage	Equity (Deficit)

Balance, June 30, 2000	26,032,062	$8,384,781	664,410	$664,410	$(58,500)	$0	$46,293	$(5,045,856)	$3,991,128
Shares Issued for
Cash on private placement	81,885	112,480	0	0	0	0	0	0	112,480
Exercise of options	517,000	91,515	0	0	0	0	0	0	91,515
Services	100,000	40,000	0	0	0	0	0	0	40,000
Held in escrow	218,115	0	0	0	0	0	0	0	0
Stock-based compensation	0	272,207	0	0	0	0	0	0	272,207
Dividends on preferred stock	0	0	0	0	0	0	0	(30,720)	(30,720)
Share subscriptions	0	0	0	0	0	50,000	0	0	50,000
Redemption of preferred stock	0	0	(100,000)	(100,000)	0	0	0	(100,000)	(200,000)
Foreign currency translation	0	0	0	0	0	0	(26)	0	(26)
Net loss for year	0	0	0	0	0	0	0	(4,000,169)	(4,000,169)

Balance, June 30, 2001	26,949,062	8,900,983	564,410	564,410	(58,500)	50,000	46,267	(9,176,745)	326,415
Shares Issued for
Proprietary non-competition agreement	450,000	711,000	0	0	0	0	0	0	711,000
Held in escrow	700,000	0	0	0	0	0	0	0	0
Exercise of options	2,263,500	971,200	0	0	(15,000)	(10,000)	0	0	946,200
Exercise of warrants	325,000	130,000	0	0	0	0	0	0	130,000
Subscriptions	100,000	40,000	0	0	0	(40,000)	0	0	0
Stock-based compensation	0	415,685	0	0	0	0	0	0	415,685
Shares released from escrow	0	954,582	0	0	0	0	0	0	954,582
Dividends on preferred stock	0	0	0	0	0	0	0	(26,087)	(26,087)
Redemption of preferred stock	0	0	(124,800)	(124,800)	0	0	0	(187,200)	(312,000)
Write-off of promissory note receivable	0	(7,000)	0	0	7,000	0	0	0	0
Net loss for year	0	0	0	0	0	0	0	(3,836,191)	(3,836,191)

Balance, June 30, 2002	30,787,562	$12,116,450	439,610	$439,610	$(66,500)	$0	$46,267	$(13,226,223)	$(690,396)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

		Common		Preferred				Deficit
	Shares	Stock and	Shares of	Stock and			Accumulated	Accumulated
	of Common	Paid-in Capital	Preferred	Paid-in Capital	Promissory		Other	During the	Total
	Stock	in Excess	Stock	in Excess	Notes	Share	Comprehensive	Development	Stockholders'
	Issued	of Par	Issued	of Par	Receivable	Subscriptions	Income	Stage	Equity (Deficit)

Balance, June 30, 2002	30,787,562	$12,116,450	439,610	$439,610	$(66,500)	$0	$46,267	$(13,226,223)	$(690,396)
Shares Issued for
Cash on private placement	1,684,000	842,050	0	0	0	0	0	0	842,050
Settlement of debt	144,793	104,542	0	0	0	0	0	0	104,542
Services	200,000	196,000	0	0	0	0	0	0	196,000
Exercise of options	52,500	43,750	0	0	0	0	0	0	43,750
Exercise of warrants	55,000	27,500	0	0	0	0	0	0	27,500
Subscription received	0	0	0	0	0	176,665	0	0	176,665
Stock-based compensation	0	5,460	0	0	0	0	0	0	5,460
Settlement of lawsuit	0	0	0	0	0	35,250	0	0	35,250
Dividends on preferred stock	0	0	0	0	0	0	0	(22,060)	(22,060)
Net loss for year	0	0	0	0	0	0	0	(1,346,833)	(1,346,833)

Balance, June 30, 2003	32,923,855	13,335,752	439,610	439,610	(66,500)	211,915	46,267	(14,595,116)	(628,072)
Shares Issued for
Cash on private placement	6,609,336	6,042,935	0	0	0	(211,915)	0	0	5,831,020
Cash on exercise of options	25,000	25,000	0	0	0	0	0	0	25,000
Settlement of lawsuit	37,500	35,250	0	0	0	0	0	0	35,250
Services	25,000	21,873	0	0	0	0	0	0	21,873
Redemption of preferred stock	415,000	415,000	(118,572)	(118,572)	0	0	0	(296,428)	0
Exercise of warrants	288,298	0	0	0	0	0	0	0	0
Shares returned to treasury for cancellation	(142,140)	0	0	0	0	0	0	0	0
Stock-based compensation	0	321,275	0	0	0	0	0	0	321,275
Dividends on preferred stock	0	0	0	0	0	0	0	(19,016)	(19,016)
Net loss for year	0	0	0	0	0	0	0	(2,543,848)	(2,543,848)

Balance, June 30, 2004	40,181,849	$20,197,085	321,038	$321,038	$(66,500)	$0	$46,267	$(17,454,408)	$3,043,482

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

		Common		Preferred				Deficit
	Shares	Stock and	Shares of	Stock and			Accumulated	Accumulated
	of Common	Paid-in Capital	Preferred	Paid-in Capital	Promissory		Other	During the	Total
	Stock	in Excess	Stock	in Excess	Notes	Share	Comprehensive	Development	Stockholders'
	Issued	of Par	Issued	of Par	Receivable	Subscriptions	Income	Stage	Equity (Deficit)

Balance, June 30, 2004	40,181,849	$20,197,085	321,038	$321,038	$(66,500)	$0	$46,267	$(17,454,408)	$3,043,482
Shares Issued for
Settlement of debt	44,000	55,000	0	0	0	0	0	0	55,000
Cashless exercise of warrants	1,713,300	0	0	0	0	0	0	0	0
Services	500,000	270,000	0	0	0	0	0	0	270,000
Redemption of preferred stock	0	0	(12,500)	(12,500)	0	0	0	(37,500)	(50,000)
Dividends on preferred stock	0	0	0	0	0	0	0	(15,739)	(15,739)
Net loss for year	0	0	0	0	0	0	0	(1,812,265)	(1,812,265)

Balance, June 30, 2005	42,439,149	20,522,085	308,538	308,538	(66,500)	0	46,267	(19,319,912)	1,490,478
Shares Issued for
Exercise of options	200,000	134,000	0	0	0	0	0	0	134,000
Cashless exercise of warrants	35,115	0	0	0	0	0	0	0	0
Services	269,000	191,510	0	0	0	0	0	0	191,510
Exercise of warrants	1,291,168	1,080,669	0	0	0	0	0	0	1,080,669
Repayment of promissory note	0	0	0	0	34,000	0	0	0	34,000
Dividends on preferred stock	0	0	0	0	0	0	0	(15,427)	(15,427)
Stock-based compensation	0	107,219	0	0	0	0	0	0	107,219
Net loss for year	0	0	0	0	0	0	0	(2,104,189)	(2,104,189)

Balance, June 30, 2006	44,234,432	22,035,483	308,538	308,538	(32,500)	0	46,267	(21,439,528)	918,260
Shares Issued for
Exercise of options	50,000	35,000	0	0	0	0	0	0	35,000
Services	50,000	105,000	0	0	0	0	0	0	105,000
Private placement	1,180,537	2,361,641	0	0	0	0	0	0	2,361,641
Repayment of promissory note	0	0	0	0	2,763	0	0	0	2,763
Dividends on preferred stock	0	0	0	0	0	0	0	(15,427)	(15,427)
Stock-based compensation	0	4,225,648	0	0	0	0	0	0	4,225,648
Net loss for year	0	0	0	0	0	0	0	(5,985,850)	(5,985,850)

Balance, June 30, 2007	45,514,969	$28,762,772	308,538	$308,538	$(29,737)	$0	$46,267	$(27,440,805)	$1,647,035

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, June 30, 2007	45,514,969	$28,762,772	308,538	$308,538	$(29,737)	$0	$46,267	$(27,440,805)	$1,647,035
Shares Issued for
Exercise of warrants	190,000	208,995	0	0	0	0	0	0	208,995
Subscriptions received	0	0	0	0	0	276,500	0	0	276,500
Dividends on preferred stock	0	0	0	0	0	0	0	(15,427)	(15,427)
Stock-based compensation	0	247,944	0	0	0	0	0	0	247,944
Net loss for year	0	0	0	0	0	0	0	(1,938,216)	(1,938,216)

Balance, June 30, 2008	45,704,969	29,219,711	308,538	308,538	(29,737)	276,500	46,267	(29,394,448)	426,831
Shares Issued for
Services	100,000	60,500	0	0	0	(46,500)	0	0	14,000
Private placement	4,500,800	1,125,200	0	0	0	(230,000)	0	0	895,200
Dividends on preferred stock	0	0	0	0	0	0	0	(15,427)	(15,427)
Stock-based compensation	0	119,064	0	0	0	0	0	0	119,064
Net loss for year	0	0	0	0	0	0	0	(1,554,876)	(1,554,876)

Balance, June 30, 2009	50,305,769	30,524,475	308,538	308,538	(29,737)	0	46,267	(30,964,751)	(115,208)
Shares Issued for
Services	270,000	81,000	0	0	0	0	0	0	81,000
Cash	4,263,152	1,393,637	0	0	0	0	0	0	1,393,637
Subscriptions received	0	0	0	0	0	11,250	0	0	11,250
Dividends on preferred stock	0	0	0	0	0	0	0	(15,462)	(15,462)
Stock-based compensation	0	1,225,151	0	0	0	0	0	0	1,225,151
Net loss for year	0	0	0	0	0	0	0	(2,929,737)	(2,929,737)

Balance, June 30, 2010	54,838,921	$33,224,263	308,538	$308,538	$(29,737)	$11,250	$46,267	$(33,909,950)	$(349,369)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

		Common		Preferred				Deficit
	Shares	Stock and	Shares of	Stock and			Accumulated	Accumulated
	of Common	Paid-in Capital	Preferred	Paid-in Capital	Promissory		Other	During the	Total
	Stock	in Excess	Stock	in Excess	Notes	Share	Comprehensive	Development	Stockholders'
	Issued	of Par	Issued	of Par	Receivable	Subscriptions	Income	Stage	Equity (Deficit)

Balance, June 30, 2010	54,838,921	$33,224,263	308,538	$308,538	$(29,737)	$11,250	$46,267	$(33,909,950)	$(349,369)

Shares Issued for
Services	446,118	619,284	0	0	0	0	0	0	619,284
Cash	1,820,042	1,101,720	0	0	0	(11,250)	0	0	1,090,470
Share issue costs	330,879	(122,497)	0	0	0	0	0	0	(122,497)
Warrants exercised	860,800	430,400	0	0	0	0	0	0	430,400
Dividends on preferred stock	0	0	0	0	0	0	0	(15,460)	(15,460)
Warrant extension
Deemed dividend (note 4(d))	0	131,577	0	0	0	0	0	0	131,577
Deemed dividend (note 4(d))	0	0	0	0	0	0	0	(131,577)	(131,577)
Stock-based compensation	0	474,075	0	0	0	0	0	0	474,075
Net loss for period	0	0	0	0	0	0	0	(2,841,285)	(2,841,285)

Balance, June 30, 2011	58,296,760	$35,858,822	308,538	$308,538	$(29,737)	$0	$46,267	$(36,898,272)	$(714,382)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(US Dollars)

				Period from
				February 12, 1996
				(Inception)
	Years Ended June 30,			Through
	2011	2010	2009	June 30, 2011
Operating Activities
Net loss	$(2,841,285)	$(2,929,737)	$(1,554,876)	$(35,939,315)
Adjustments to reconcile net loss to net cash used in operating activities
Write-down of investment	0	0	0	1,250,000
Other income	0	0	0	(658,305)
Proprietary, non-competition agreement	0	0	0	711,000
Consulting services and financing fees	481,803	81,000	14,000	2,100,586
Depreciation and amortization	0	0	0	349,941
Stock-based compensation	474,075	1,225,151	119,064	7,532,584
Interest on beneficial conversion feature	0	0	0	566,456
Settlement of lawsuit	0	0	0	60,250
Write-down of license and operating assets	0	0	0	1,853,542
Bad debt	0	0	0	77,712
Changes in non-cash working capital
Due from affiliated company	0	0	0	(116,000)
Notes and accounts receivable	0	0	0	(109,213)
Inventory	0	0	0	(46,842)
Prepaid expenses	7,544	3,809	19,223	1
Deferred revenue and other	0	0	0	(2,609)
Accounts payable and accruals	105,858	29,894	(61,484)	1,055,116
Net Cash Used in Operating Activities	(1,772,005)	(1,589,883)	(1,464,073)	(21,315,096)
Investing Activities
Purchase of property, equipment and intangible assets	0	0	0	(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0	0	(129,474)
Investment in and advances to affiliated companies	0	0	0	(2,000,000)
License agreements	0	0	0	(124,835)
Net Cash Used in Investing Activities	0	0	0	(2,455,244)
Financing Activities
Redemption of preferred stock	0	0	0	(50,000)
Repayment of loan	0	0	0	(11,000)
Advances from stockholders	0	0	0	1,078,284
Repayments from (to) stockholders	0	0	0	(91,283)
Subscriptions received	0	11,250	0	514,415
Proceeds from issuance of common stock	1,520,870	1,542,888	895,200	22,159,428
Proceeds from convertible debentures	0	0	0	600,000
Share issue costs	(37,735)	(149,251)	0	(414,406)
Net Cash Provided by Financing Activities	1,483,135	1,404,887	895,200	23,785,438
Effect of Foreign Currency Translation on Cash	0	0	0	46,267
Inflow (Outflow) of Cash	(288,870)	(184,996)	(568,873)	61,365
Cash, Beginning of Period	350,235	535,231	1,104,104	0
Cash, End of Period	$61,365	$350,235	$535,231	$61,365

Supplemental disclosure of cash flow information (note 5)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2011, 2010 and 2009
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

These consolidated financial statements have been prepared on the going concern basis which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business.  The Company’s operations have resulted in a net loss of $2,841,285 (2010 - $2,929,737; 2009 - $1,554,876) for the year ended June 30, 2011, and has an accumulated deficit of $36,898,272 (2010 - $33,909,950) and a working capital deficiency of $714,382 (2010 - $349,369) as at June 30, 2011.  The Company has not yet commenced revenue-producing operations and has significant expenditure requirements to continue to advance its research, developing and commercializing new antenna technologies.  The Company estimates that without further funding, it will deplete its cash resources in approximately one month.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s future operations and its continuation as a going concern are dependent upon its ability to raise additional capital and to sell its products and services to new customers, generate positive cash flows from operations and ultimately attain profitability.

Financing transactions may include the issuance of equity securities, obtaining additional credit facilities or other financing mechanisms.  However, the trading price of the Company’s common stock and the downturn in the United States stock markets could make it more difficult to obtain financing through the issuance of equity securities.

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

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2011, 2010 and 2009
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

(a)	Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Integral Vision Systems, Inc. ("IVSI"), Antek Wireless Inc. ("Antek") and Electriplast Corp. (formerly Plastenna, Inc.) (“Electriplast”), and its 76.625%-owned subsidiary, Emergent Technologies Corp. ("ETC"), which is currently inactive.  All intercompany balances and transactions have been eliminated.

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

The Company’s functional and reporting currency is the US dollar.  Transactions and balances for the Company’s operations which are not in US dollars are translated into US dollars at the exchange rates in effect at the balance sheet dates for monetary assets and liabilities and at historical exchange rates for non-monetary assets and liabilities.  Revenues and expenses are translated at the rate of exchange on the date of the transaction, except for amortization and depreciation, which are translated on the same basis as the related assets.  Resulting translation gains or losses are included in the statements of operations.

(f)	Research and development

Research and development expenditures are charged to operations as incurred.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2011, 2010 and 2009
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g)	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant areas requiring the use of management estimates include valuation allowance for deferred income tax assets and the determination of the assumptions used in calculating the fair value of stock-based compensation.  Actual results could differ from those estimates and could impact future results of operations and cash flows.

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

Equity and other investments classified as long-term include both debt and equity instruments.  Debt securities and publicly traded equity securities are classified as available-for-sale and are recorded at market value using the specific identification method.  Changes in market value are reflected in other comprehensive income (excluding other-than-temporary impairments).  All other investments, excluding those accounted for using the equity method, are recorded at cost.

(i)	Fair value measurements

With the adoption of ASC 820 Fair Value Measurements and Disclosures beginning January 1, 2009, assets and liabilities recorded at fair value in the balance sheets are categorized based upon the level of judgement associated with the inputs used to measure their fair value. For certain of the Company’s financial instruments including cash and accounts payable, the carrying values approximate fair value due to their short-term nature.

ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820, these inputs are summarized in the three broad levels listed below:

•	Level 1 – Quoted prices in active markets for identical securities;
•	Level 2 – Other significant observable inputs that are observable through corroboration with market data (including quoted prices in active markets for similar securities); and
•	Level 3 – Significant unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2011, 2010 and 2009
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(i)	Fair value measurements (Continued)

At June 30, 2011, the Company’s financial instrument measured at fair value on a recurring basis is cash and classified as a “Level 1” financial instrument.

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

The Company accounts for stock-based compensation expense associated with stock options and other forms of equity compensation by estimating the fair value of share-based payment awards on the date of grant using the market price of common stock or the Black-Scholes option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s statements of operations.  The Company uses the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards.  Stock-based compensation expense recognized in the statements of operations is reduced for estimated forfeitures, as it is based on awards ultimately expected to vest.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

(l)	Recently adopted accounting pronouncements

(i)
The Financial Accounting Standards Board (“FASB”) has issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting. Specifically, ASU 2010-06 amends Codification Subtopic 820-10 to now require:

•	A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and
•	In the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances and settlements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2011, 2010 and 2009
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l)	Recently adopted accounting pronouncements (Continued)

(i)           (Continued)

In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early application is permitted. The adoption of this statement does not significantly impact the Company’s disclosures.

(ii)
The FASB has issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP.

All of the amendments in the ASU were effective upon issuance on February 24, 2010. The adoption of the statement does not significantly impact the Company’s disclosures.

(m)	Recent accounting pronouncements not yet adopted

(i)
The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis.

The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, non-recurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2011, 2010 and 2009
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)           Recent accounting pronouncements not yet adopted (Continued)

(i)           (Continued)

The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated financial position and results of operations or cash flows.

(ii)
The FASB has issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staff, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and IFRSs.

The amendments to the FASB Accounting Standards Codification™ (the “Codification”) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For non-public entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Non-public entities may apply the amendments in ASU 2011-04 early, but no earlier than for interim periods beginning after December 15, 2011. The adoption of this standard is not anticipated to have a material impact on the Company’s disclosures.

4.	STOCKHOLDERS' DEFICIT

(a)	Common stock

(i)	During the year ended June 30, 2009, the Company:

(a)
Closed a private placement for which it received $1,125,200 ($895,200 received during 2009 (2008 - $230,000)) (note 4(f)) for issuance of 4,500,800 units, each unit consisting of one share of common stock at $0.25 and one warrant at $0.001.  Each warrant entitles the holder to purchase one share of common stock on or before December 31, 2010 at an exercise price of $0.50.

(b)
Issued 100,000 shares of common stock as consideration for consulting services.  50,000 of these shares have been recorded at a value of $14,000 and 50,000 of these shares have been recorded at a value of $46,500 representing the market value of the shares on the date of issuance.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2011, 2010 and 2009
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(a)	Common stock (Continued)

(ii)	During the year ended June 30, 2010, the Company:

(a)	Issued 270,000 shares of common stock as consideration for consulting services. These shares have been recorded at a value of $81,000 representing the fair value of the shares on the date of issuance.

(b)
Closed three private placements for which it received gross proceeds of $1,542,888. The first private placement amounted to $743,190 for issuance of 2,123,400 units, each unit consisting of one share of common stock at $0.35 and one warrant at $0.001.  Each warrant entitles the holder to purchase one share of common stock on or before February 8, 2012 at an exercise price of $0.70. The second private placement amounted to $228,534 for issuance of 507,853 units, each unit consisting of one share of common stock at $0.45 and one warrant at $0.001.  Each warrant entitles the holder to purchase one share of common stock on or before May 14, 2012 at an exercise price of $0.70.  The third private placement amounted to $571,164 for issuance of 1,631,899 units, each unit consisting of one share of common stock at $0.35 and one warrant at $0.001.  Each warrant entitles the holder to purchase one share of common stock on or before June 3, 2012 at an exercise price of $0.70. Exercise of all the investment warrants may be required in the event that the market price for the common stock exceeds $1.30 per share.

Total commission costs paid amounted to $149,251.

(iii)	During the year ended June 30, 2011, the Company:

(a)
Closed a private placement of 1,006,979 units, each unit consisting of one share of common stock at $0.65 and one-half warrant at $0.001. Each whole warrant entitles the holder to purchase one share of common stock on or before December 31, 2012 at an exercise price of $1.00. Exercise of all the investment warrants may be required in the event that the market price for the common stock exceeds $1.50 per share.

Gross proceeds received during the year ended June 30, 2011 totalled $643,285, and gross proceeds received during the year ended June 30, 2010, previously shown as subscriptions received, totalled $11,250.

(b)
Closed a private placement of 813,063 units, each unit consisting of one share of common stock at $0.55 and one warrant at $0.001. Each warrant entitles the holder to purchase one share of common stock on or before February 28, 2013, at an exercise price of $1.00. Exercise of all the investment warrants may be required in the event that the market price for the common stock exceeds $1.50 per share.

The Company determined that the warrants did not contain any provisions that would preclude equity treatment.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2011, 2010 and 2009
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(a)           Common stock (Continued)

(iii)           (Continued)

(c)
Issued 330,879 shares of restricted common stock and paid cash of $37,735, as consideration for private placement share issue costs payable. The shares have been recorded at an aggregate fair value of $137,481.

Of the amounts above, $52,719 was accrued as share issue costs as at June 30, 2010. The net of these amounts total $122,497 and such amount is included as stock issue costs in the accompanying statements of stockholders’ deficit.

(d)	Issued 860,800 shares of common stock upon exercise of 860,800 share purchase warrants at $0.50 per warrant, recording gross proceeds of $430,400.

(iv)	During the year ended June 30, 2011, the Company entered into contracts for consulting services, which call for stock and option awards over the terms of the contracts (note 11).

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

(a)
The Company issued 50,000 shares of restricted common stock on execution of the agreement dated November 19, 2010, 75,000 shares of restricted common stock thirty days from the execution date and 125,000 shares of restricted common stock ninety days from the execution date. On the six- and nine-month anniversaries, 125,000 shares of restricted common stock are to be issued for a total of 500,000 shares of restricted common stock. Restrictions will be removed upon contract completion.

During the year ended June 30, 2011, the Company issued 250,000 common stock and a fair value of $294,303 has been recorded and included as consulting fees.

(b)	The Company issued 150,000 shares of common stock on execution of the agreement dated December 1, 2010. On the six-month anniversary, 100,000 shares of common stock are to be issued.

During the year ended June 30, 2011, the Company issued 150,000 common stock and a fair value of $105,000 has been recorded and included as consulting fees.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2011, 2010 and 2009
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(a)	Common stock (Continued)

(iv)	(Continued)

(c)	During the year ended June 30, 2011, the Company issued 46,118 common stock and a fair value of $82,500 has been recorded and included as consulting fees.

(b)	Preferred stock

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

During the years ended June 30, 2001 to June 30, 2005, a total of 355,872 shares of preferred stock were redeemed (note 5).

(c)	Stock options and stock-based compensation

Stock option plans

In January 2001, the Company adopted the "Integral Technologies, Inc. 2001 Stock Plan" (the "2001 Plan"), a non-qualified stock option plan under which the Company may issue up to 2,500,000 stock options and bonuses of common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company.  This plan was amended during December 2001 to increase the number of common stock options that may be granted from 2,500,000 to 3,500,000 stock options.  As at June 30, 2011, there were 464,500 common stock options available under this plan.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2011, 2010 and 2009
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(c)	Stock options and stock-based compensation (Continued)

Stock option plans (Continued)

In April 2003, the Company adopted the "Integral Technologies, Inc. 2003 Stock Plan" (the "2003 Plan"), a non-qualified stock option plan under which the Company may issue up to 1,500,000 stock options.  As of June 30, 2011, there were 1,375,000 common stock options available under this plan.

During the year ended June 30, 2010, the Company adopted the "Integral Technologies, Inc. 2009 Stock Plan" (the "2009 Plan"), a non-qualified stock option plan under which the Company may issue up to 4,000,000 common stock options.  As of June 30, 2011, there were 660,500 common stock options available under this plan.

Pursuant to the 2001, 2003 and 2009 Plans

During the year ended June 30, 2009, the Company extended the expiry date of 955,000 common stock options, which resulted in additional stock-based compensation of $119,064.

During the year ended June 30, 2010, the Company extended the expiry dates of 625,000 common stock options, which resulted in additional stock-based compensation of $180,000.

During the year ended June 30, 2010, the Company granted options to directors and consultants to acquire a total of 1,500,000 shares of common stock, exercisable at $0.25 per share.  Director options will expire the earlier of December 31, 2014 or one year after termination of employment with the Company, whilst consultant options will expire the earlier of December 31, 2012 or six months after termination of employment with the Company.

During the year ended June 30, 2010, the Company also signed a consulting agreement that will expire on July 31, 2011.  The contract can be terminated by either party on July 31, 2010 or January 31, 2011 with 30 days notice.  The Company granted an option to acquire a total of 2,000,000 shares of common stock, exercisable at $0.25 per share to the consultant.  Every three months, 200,000 options will vest beginning July 10, 2009 to April 10, 2011, and the remaining 400,000 options will vest on July 10, 2011.  All vested options will expire the earlier of December 31, 2012 or six months after termination of employment with the Company.

During the year ended June 30, 2011, the Company granted options to directors to acquire a total of 600,000 shares of common stock exercisable at $0.85 per share. Every six months, 100,000 options will vest beginning June 1, 2011 to December 1, 2013 and 100,000 vested options will expire the earlier of every six months beginning June 1, 2014 to December 1, 2016 or one year after termination of employment with the Company (note 11(a)).

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2011, 2010 and 2009
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(c)	Stock options and stock-based compensation (Continued)

Pursuant to the 2001, 2003 and 2009 Plans (Continued)

During the year ended June 30, 2011, the Company granted options to consultants to acquire a total of 1,775,000 shares of common stock at a weighted average exercise price of $0.48 per share; 125,000 options vested on the grant date.  Of the remaining 1,650,000 granted options (notes 11(b) and 11(c) and 11(d)), 275,000 options will vest every six months from grant date and expire the earlier of every six months from the third anniversary of the vesting date or six months after termination of the consulting agreement.

Stock-based compensation

During the year ended June 30, 2011, the Company recorded stock-based compensation expense with respect to vested and modified stock options of $474,075 (2010 - $1,225,151; 2009 - $119,064); of this amount, $474,075 (2010 - $796,981; 2009 - $56,939) is included in consulting fees and $nil (2010 - $428,170; 2009 - $62,125) is included in salaries.

Stock-based compensation not yet recognized at June 30, 2011 relating to non-vested stock options was $519,884, which will be recognized over a weighted average period of 1.61 years.

Key assumptions

The fair value of the Company’s stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2011	2010	2009

Expected life (years)	4.33	2.39	1.00
Interest rate	1.27%	1.10%	3.87%
Volatility	96.27%	162.90%	84.24%
Dividend yield	0.00%	0.00%	0.00%
Estimated forfeitures	0.00%	0.00%	0.00%

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
Years Ended June 30, 2011, 2010 and 2009
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(c)	Stock options and stock-based compensation (Continued)

Expected dividend: The Black-Scholes valuation model calls for a single expected dividend yield as an input.  The dividend yield is determined by dividing the expected per stock dividend for its common stock during the coming year by the grant date stock price of those stock.  The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.

Estimated forfeitures: Represents the Company’s historical forfeitures for the most recent two-year period and considers termination behavior as well as analysis of actual option forfeitures.

Stock option activity

The following table summarizes the Company’s stock option activity for the year ended June 30, 2011, 2010 and 2009:

	Number of Options	Price Per Option	Weighted Average Exercise Price

Outstanding, June 30, 2007 and 2008	3,720,000	$0.50 to $ 2.75	$1.31
Expired	(350,000)	$1.00 to $ 2.75	$2.25
Outstanding, June 30, 2009	3,370,000	$0.50 to $ 2.25	$1.21
Granted	3,500,000	$0.25	$0.25
Expired	(300,000)	$1.00 to $ 1.16	$1.08
Forfeited	(2,445,000)	$0.65 to $ 2.25	$1.28

Outstanding, June 30, 2010	4,125,000	$0.25 to $ 1.00	$0.36
Granted	2,375,000	$0.25 to $ 0.85	$0.58

Outstanding, June 30, 2011	6,500,000	$0.25 to $ 1.00	$0.44
Exercisable, June 30, 2011	3,950,000	$0.25 to $ 1.00	$0.38

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2011, 2010 and 2009
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(c)	Stock options and stock-based compensation (Continued)

Stock option activity (Continued)

The following summarizes the options outstanding and exercisable at June 30, 2011, 2010 and 2009:

	Exercise	Number of Options
Expiry Date	Price	2011	2010	2009

June 30, 2010	$0.50	0	0	1,000,000
June 30, 2010	$2.25	0	0	1,000,000
December 31, 2011(1)	$1.00	110,000	110,000	855,000
December 31, 2012	$0.25	2,500,000	2,500,000	0
November 15, 2013(2)	$1.00	100,000	100,000	100,000
March 9, 2014	$0.25	125,000	0	0
June 1, 2014	$0.85	100,000	0	0
October 15, 2014	$0.50	100,000	0	0
July 31, 2014(3)	$1.00	415,000	415,000	415,000
December 1, 2014	$0.50	175,000	0	0
December 1, 2014	$0.85	100,000	0	0
December 31, 2014	$0.25	1,000,000	1,000,000	0
April 15, 2015	$0.50	100,000	0	0
June 1, 2015	$0.50	175,000	0	0
June 1, 2015	$0.85	100,000	0	0
October 15, 2015	$0.50	100,000	0	0
December 1, 2015	$0.50	175,000	0	0
December 1, 2015	$0.85	100,000	0	0
April 15, 2016	$0.50	100,000	0	0
June 1, 2016	$0.50	175,000	0	0
June 1, 2016	$0.85	100,000	0	0
October 15, 2016	$0.50	100,000	0	0
December 1, 2016	$0.50	175,000	0	0
December 1, 2016	$0.85	100,000	0	0
April 15, 2017	$0.50	100,000	0	0
June 1, 2017	$0.50	175,000	0	0

Total outstanding		6,500,000	4,125,000	3,370,000
Total exercisable		3,950,000	2,925,000	3,370,000

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2011, 2010 and 2009
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(c)	Stock options and stock-based compensation (Continued)

Stock option activity (Continued)

(1)
During the year ended June 30, 2010, the expiry date of 110,000 options was extended from August 31, 2009 to August 31, 2010.  Of the remaining balance 300,000 options expired unexercised and 445,000 options were forfeited. During the year ended June 30, 2011, the expiry date of the 110,000 options was extended from August 31, 2010 to December 31, 2011.

(2)
During the year ended June 30, 2010, the expiry date of these options was extended from November 15, 2009 to November 15, 2010. During the year ended June 30, 2011, the expiry date of these options was extended from November 15, 2010 to November 15, 2013.

(3)	During the year ended June 30, 2010, the expiry date of these options was extended from December 31, 2010 to July 31, 2014.

The number of options granted during the year ended June 30, 2011 that did not vest immediately upon grant was 2,250,000 (2010 - 2,000,000; 2009 - nil), of which 100,000 vested during the year ended June 30, 2011 (2010 - 800,000; 2009 - nil) and 2,150,000 (2010 - 1,200,000; 2009 - nil) remain unvested at June 30, 2011.

During the years ended June 30, 2011, 2010 and 2009, no options were exercised. The aggregate intrinsic value of options outstanding as at June 30, 2011 was $906,250 (2010 - $562,500) of which $806,250 (2010 - $298,500) related to options that were exercisable. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value is the difference between the market value of the shares and the exercise price of the award as of the measurement date.

The weighted average remaining contractual lives for options outstanding and exercisable at June 30, 2011 were 2.97 (2010 - 3.04) years and 2.25 (2010 - 3.25) years, respectively.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2011, 2010 and 2009
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(d)           Stock purchase warrants

The following table summarizes the Company's common stock purchase warrant activity for the years ended June 30, 2011, 2010 and 2009:

	Number of Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price

Balance, June 30, 2008	400,629		$2.50
Issued	4,500,800	$0.50	$0.50
Expired	(400,629)	$2.50	$2.50

Balance, June 30, 2009	4,500,800		$0.50
Issued	4,263,152	$0.70	$0.70

Balance, June 30, 2010	8,763,952		$0.60
Issued	1,316,553	$1.00	$1.00
Exercised	(860,800)	$0.50	$0.50
Expired	(2,970,000)	$0.50	$0.50

Balance, June 30, 2011	6,249,705		$0.74

At June 30, 2011, 2010 and 2009, the following common stock purchase warrants were outstanding:

		Number of Warrants
Expiry Date	Exercise Price	2011	2010	2009

December 31, 2010	$0.50	0	4,500,800	4,500,800
December 31, 2011	$0.50	670,000	0	0
February 8, 2012	$0.70	2,123,400	2,123,400	0
May 14, 2012	$0.70	507,853	507,853	0
June 3, 2012	$0.70	1,631,899	1,631,899	0
December 31, 2012	$1.00	503,490	0	0
February 28, 2013	$1.00	813,063	0	0

Total outstanding and exercisable	$0.50 to $ 0.70	6,249,705	8,763,952	4,500,800

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2011, 2010 and 2009
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(d)	Stock purchase warrants (Continued)

In August 2010, the Company extended the expiry date of 670,000 warrants which were originally issued in conjunction with equity issues during 2008 from December 31, 2010 to December 31, 2011. The modification resulted in a deemed dividend of $131,577, which was calculated as the difference in the fair value of the warrants immediately before and after the modification using the Black-Scholes option pricing model with the following significant assumptions:

	Before	After

Risk-free interest rate	0.16%	0.25%
Dividend yield	0.00%	0.00%
Volatility factor	55.58%	119.04%
Remaining term (years)	0.35	1.35

(e)	Promissory notes receivable at June 30, 2011 includes:

(i)	$17,500 (2010 - $17,500) due on exercise of 210,000 stock options, interest at 10% per annum, due November 1, 2002, subsequently extended to June 30, 2003; and

(ii)	$12,237 (2010 - $12,237) due on exercise of 23,000 stock options, interest at 10% per annum, due June 30, 2003.

Shares issued on exercise of options are restricted from trading.  The restrictions will not be removed until the respective notes are paid to the Company.

(f)	Subscriptions received

(i)
During the year ended June 30, 2008, $230,000 was received for subscriptions of 333,333 units, each unit consisting of one share of common stock at $0.69 and one warrant at $0.001. Each warrant entitles the holder to purchase one share of common stock on or before two years after the closing date at an exercise price of $0.75. Exercise of all the investment warrants may be required in the event that the market price for the common stock exceeds $1.25 per share.

In consideration of overall market conditions during the year ended June 30, 2009, the terms of the above subscriptions received during 2008 was reduced.  A total of $230,000 was received and the revised subscription was for 920,000 units consisting of common stock at $0.25 per share and warrants at $0.001 per share of common stock underlying the warrant to purchase 920,000 shares of common stock on or before two years after the closing date at an exercise price of $0.50 per share, included in the private placement of 4,500,800 units (note 4)(a)(i)(a)).  These shares were issued during the year ended June 30, 2009.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2011, 2010 and 2009
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(f)           Subscriptions received (Continued)

(ii)
At June 30, 2008, the Company had an obligation to issue 50,000 shares of common stock as consideration for consulting services.  These shares were recorded at a value of $46,500 representing the market value of the shares at the date the shares were to have been issued.  These shares were issued during the year ended June 30, 2009.

(iii)
During the year ended June 30, 2010, $11,250 was received for subscriptions of 15,000 units consisting of common stock at $0.75 per share and warrants at $0.001 per share of common stock underlying the warrant to purchase 15,000 shares of common stock on or before two years after the closing date at an exercise price of $1.00 per share (exercise of the investment warrant may be required in the event that the market price for the common stock exceeds $1.50 per share). These shares were issued during the year ended June 30, 2011.

5.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

				Period from
				February 12,
				1996
				(Inception)
	Years Ended June 30,			Through
	2011	2010	2009	June 30, 2011

Supplemental Disclosure of Non-Cash Transactions
Shares Issued for
Redemption of preferred shares	$0	$0	$0	$415,000
Property and equipment	$00	$0	$0	$23,000
Proprietary agreement	$0	$0	$0	$711,000
Settlement of accounts payable	$0	$0	$0	$228,742
Services (provided by officers and directors)	$0	$0	$0	$120,000
Settlement of lawsuit	$0	$0	$0	$15,000
Services	$619,284	$81,000	$14,000	$1,516,068
Subscriptions received	$11,250	$0	$46,500	$57,750
Acquisition of subsidiary	$0	$0	$0	$894,200
Supplemental Cash Flow Information
Interest paid	$00	$0	$0	$81,111
Income tax paid	$00	$0	$0	$0

6.	RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

(a)	Fair value

The carrying values of cash and accounts payable and accrued liabilities approximate their fair values due to the short-term maturity of these financial instruments.

(b)	Credit risk

The Company’s financial asset that is exposed to credit risk consists of cash, which is placed with US and Canadian financial institutions.

6.	RISK MANAGMENT AND FINANCIAL INSTRUMENTS (Continued)

(b)           Credit risk (Continued)

Concentration of credit risk exists with respect to the Company’s cash as certain amounts are held at single US and Canadian financial institutions.  The maximum exposure is as follows:

	2011	2010

Cash (US institution) – Non-FDIC insured	$49,624	$316,674
Cash (US institution) – FDIC insured	0	15,034
Cash (CDN institution)	11,741	18,527

	$61,365	$350,235

(c)	Interest rate risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.

(d)	Currency risk

The Company translates the results of non-US transactions into US currency using rates of exchange on the date of the transaction.  The exchange rate varies from time to time.  This risk is considered nominal as the Company does not incur significant transactions in currencies other than US dollars.

(e)	Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in satisfying financial obligations as they become due. The Company’s approach to managing liquidity risk is to provide reasonable assurance that it will have sufficient funds to meet liabilities when due. The Company manages its liquidity risk by forecasting cash flows required for operations and anticipated investing and financing activities. The Company’s cash at June 30, 2011 totalled $61,365 (2010 - $350,235). At June 30, 2011, the Company had accounts payable of $775,747 (2010 - $707,148), all of which are due in the first fiscal quarter of 2011.

The Company requires significant additional funding to meet its administrative overhead costs and maintain its research and development program in 2011.

Financing transactions may include the issuance of equity securities, obtaining additional credit facilities or other financing mechanisms.  However, the trading price of the Company’s common stock and the downturn in the United States stock markets could make it more difficult to obtain financing.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2011, 2010 and 2009
(US Dollars)

7.	INCOME TAXES

The provision for income taxes consists of the following at June 30:

	2011	2010	2009

Current expense	$0	$878,000	$0
Deferred benefit	(846,000)	0	(528,000)
Increase (decrease) in valuation allowance	846,000	(878,000)	528,000

Total provision for income tax	$0	$0	$0

The total provision differs from the amount computed by applying federal statutory rates to loss before income taxes due to the following at June 30:

	2011	2010	2009

Provision for income tax at the statutory rate of 34%	$(966,000)	$(996,000)	$(529,000)

Increase (decrease) in taxes due to
Change in valuation allowance	964,000	(878,000)	528,000
Disallowed expense	2,000	1,000	1,000
Expiration of capital loss	0	425,000	0
Change in deferred stock-based compensation	0	1,448,000	0

Total provision for income tax	$0	$0	$0

The Company has used a federal statutory rate of 34%.  All of the Company's operations are in Washington State, which has no corporation income tax, so no provision for state income tax is required.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2011, 2010 and 2009
(US Dollars)

7.	INCOME TAXES (Continued)

Deferred tax assets and liabilities reflect the tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The Company has net deferred income tax assets which have been reduced to zero through a valuation allowance because of uncertainties relating to utilization of future tax benefits. The (decrease) increase in the valuation allowance for the years ended June 30, 2011, are respectively $846,000 (2010 - $(878,000); 2009 - $528,000). The components of the net deferred income tax assets, calculated at an effective rate of 34%, are as follows at June 30:

	2011	2010	2009

Deferred income tax assets
Current deferred tax assets
Legal dispute reserve	$182,000	$182,000	$0
Accrued liabilities	0	14,000	12,000

Total current deferred tax assets	182,000	196,000	12,000

Noncurrent deferred tax assets
Net operating loss carry-forwards	9,048,000	8,102,000	7,706,000
Non-qualified stock options	923,000	762,000	1,795,000
Capital loss carry-forwards	0	0	425,000
Investment reserve	0	247,000	247,000
Basis difference of fixed assets	1,000	1,000	1,000
Valuation allowance	(10,154,000)	(9,308,000)	(10,186,000)

Total non-current deferred tax assets	(182,000)	(196,000)	(12,000)

Non-current deferred tax liabilities	0	0	0

Total non-current deferred tax liabilities	0	0	0

Net deferred tax asset (liability)	$0	$0	$0

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2011, 2010 and 2009
(US Dollars)

7.	INCOME TAXES (Continued)

For tax purposes, the Company has unused net operating losses available to carry-forward to future tax years.  At June 30, 2011, the amounts and expiration dates of the Company's net operating loss carry-forwards are as follows.

Year Ended	Expires	Amount

June 30, 1997	June 30, 2012	$1,405,000
June 30, 1998	June 30, 2018	999,000
June 30, 1999	June 30, 2019	1,361,000
June 30, 2000	June 30, 2020	1,091,000
June 30, 2001	June 30, 2021	2,002,000
June 30, 2002	June 30, 2022	2,527,000
June 30, 2003	June 30, 2023	1,364,000
June 30, 2004	June 30, 2024	2,162,000
June 30, 2005	June 30, 2025	2,208,000
June 30, 2006	June 30, 2026	2,373,000
June 30, 2007	June 30, 2027	1,177,000
June 30, 2008	June 30, 2028	1,676,000
June 30, 2009	June 30, 2029	1,439,000
June 30, 2010	June 30, 2030	1,699,000
June 30, 2011	June 30, 2031	3,129,000

Total		$26,612,000

Current federal tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change of a corporation.  Accordingly, the Company's ability to utilize net operating loss and tax credit carry-forwards may be limited as a result of such ownership changes, which could result in the expiration of loss carry-forwards before they are utilized.

The Company’s unused capital losses available to carry-forward to future tax years of $346,000 expired on June 30, 2011.

The provisions of ASC 740 were adopted on July 1, 2007. There was no impact on the consolidated financial position, results of operations and cash flows as a result of adoption. The Company has an unrecognized tax benefit of $336,000 as of June 30, 2011.

The Company’s policy is to recognize interest and penalties related to income taxes as a component of income tax expense. The Company is subject to income tax examinations for US incomes taxes from the year ended June 30, 1996 forward and it is not anticipated that total unrecognized tax benefits will significantly change prior to June 30, 2012.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2011, 2010 and 2009
(US Dollars)

8.	LOSS PER SHARE

	Income (Numerator)	Weighted Average Number of Shares (Denominator)	Loss Per Share

2011
Loss for the year	$(2,841,285)
Preferred stock dividends	(15,460)

Loss attributable to common shareholders	$(2,856,745)	56,487,578	$(0.05)

2010
Loss for the year	$(2,929,737)
Preferred stock dividends	(15,462)

Loss attributable to common shareholders	$(2,945,199)	51,520,654	$(0.06)

2009
Loss for the year	$(1,554,876)
Preferred stock dividends	(15,427)

Loss attributable to common shareholders	$(1,570,303)	47,360,459	$(0.03)

Common share equivalents consisting of stock options and warrants are not considered in the computation of diluted loss per share because their effect would be anti-dilutive.

9.	RELATED PARTY TRANSACTIONS

There were no related party transactions during the years ended June 30, 2011, 2010 or 2009. As at June 30, 2011, $5,160 (2010 - $nil) was included in accounts payable and accrued liabilities owed to the Company’s CFO and CEO for outstanding business related reimbursements.

10.	SEGMENTED INFORMATION

The Company operates primarily in one business segment with operations located in the United States.

11.	COMMITMENTS

During the year ended June 30, 2011, the Company entered into:

(a)
A Consulting and Confidentiality Agreement with a director, dated December 1, 2010, engaging the individual to provide certain consulting services to the Company. The term of the agreement expires on November 30, 2013 and the Company shall pay monthly consulting fees of $14,000 and issue 150,000 shares of common stock upon the execution of the agreement and an additional 100,000 shares of common stock upon the six-month anniversary of the execution date (not yet issued). The Company granted 600,000 stock options (note 4(c)) and an additional 1,250,000 stock options will be granted on the first anniversary of the execution date of the agreement.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2011, 2010 and 2009
(US Dollars)

11.	COMMITMENTS (Continued)

(b)
A Consulting and Confidentiality Agreement with a consultant, dated April 15, 2011, engaging the individual to provide certain consulting services to the Company. The term of the agreement expires on April 15, 2014 and the Company shall pay monthly consulting fees of $14,000 and issue 150,000 shares of common stock upon the execution of the agreement (not yet issued) and an additional 100,000 shares of common stock upon the six-month anniversary of the execution date. The Company granted 600,000 stock options (note 4(c)) and an additional 1,250,000 stock options will be granted on the first anniversary of the execution date of the agreement.

(c)
A Consulting and Confidentiality Agreement with a consultant, dated June 1, 2011, engaging the individual to provide certain consulting services to the Company. The term of the agreement expires on June 1, 2014 and the Company shall pay monthly consulting fees of $14,000 and issue 150,000 shares of common stock upon the execution of the agreement (not yet issued) and an additional 100,000 shares of common stock upon the six-month anniversary of the execution date. The Company granted 600,000 stock options (note 4(c)) and an additional 1,250,000 stock options will be granted on the first anniversary of the execution date of the agreement.

(d)
A Consulting and Confidentiality Agreement with a consultant, dated June 1, 2011, engaging the individual to provide certain consulting services to the Company. The term of the agreement expires on June 1, 2014 and the Company shall pay monthly consulting fees of $12,000 and issue 112,500 shares of common stock upon the execution of the agreement (not yet issued) and an additional 75,000 shares of common stock upon the six-month anniversary of the execution date. The Company granted 450,000 stock options (note 4(c)) and an additional 1,000,000 stock options will be granted on the first anniversary of the execution date of the agreement.

12.	SUBSEQUENT EVENTS

Subsequent to June 30, 2011, the Company:

(a)
issued 51,819 units, each unit consisting of one share of common stock at $0.78 and one warrant at $0.001. Each warrant entitles the holder to purchase one share of common stock on or before two years after the closing date at an exercise price of $1.00. Exercise of all the investment warrants may be required in the event that the market price for the common stock exceeds $1.50 per share.

(b)	announced the formation of ElectriPlast Inc., a wholly owned subsidiary of the Company, which will function as the sales and marketing entity for ElectriPlastTM.