Form 10-Q
period 2011-09-30
INTEGRAL TECHNOLOGIES INC
filed 2011-11-15
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of September 30, 2011, there were 58,348,579 outstanding shares of the Registrant's Common Stock, $0.001 par value.

INTEGRAL TECHNOLOGIES, INC.
September 30, 2011 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheet
(US Dollars)

	September 30, 2011	June 30, 2011
	(Unaudited)
Assets

Current
Cash	$28,944	$61,365
Prepaid expenses	1,868	0

Total Assets	$30,812	$61,365

Liabilities

Current
Accounts payable and accruals	$1,249,163	$775,747

Total Current Liabilities	1,249,163	775,747

Stockholders’ Deficit (note 3)

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value 20,000,000 shares authorized 308,538 issued and outstanding	308,538	308,538
Common Stock and Paid-in Capital in Excess of $0.001 Par Value 150,000,000 shares authorized 58,348,579 (June 30, 2011 - 58,296,760) issued and outstanding	35,985,087	35,858,822
Promissory Notes Receivable	(29,737)	(29,737)
Subscriptions Received	177,308	0
Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(37,705,814)	(36,898,272)

Total Stockholders’ Deficit	(1,218,351)	(714,382)

Total Liabilities and Stockholders’ Deficit	$30,812	$61,365

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
(US Dollars)

	Three Months Ended September 30,		Period from February 12, 1996 (Inception) to September 30,
	2011	2010	2011

Revenue	$0	$0	$249,308
Cost of Sales	0	0	216,016
	0	0	33,292
Other Income	0	502	869,303
	0	502	902,595

Expenses
Consulting	486,265	294,550	10,094,890
Salaries and benefits	110,000	110,000	11,109,316
Legal and accounting	58,165	32,881	4,853,482
General and administrative	49,972	17,232	1,418,155
Research and development	41,760	99,026	2,009,142
Travel and entertainment	24,056	23,906	1,548,916
Rent	16,717	12,465	601,472
Telephone	9,610	5,128	521,195
Advertising	4,139	0	349,478
Financing fees	2,800	0	131,843
Bank charges and interest, net	193	72	208,384
Remuneration pursuant to proprietary, non-competition agreement	0	0	711,000
Write-off of investments	0	0	1,250,000
Interest on beneficial conversion feature	0	0	566,455
Write-down of license and operating assets	0	0	1,855,619
Settlement of lawsuit	0	0	45,250
Bad debts	0	0	46,604
Amortization	0	0	324,386
	803,677	595,260	37,645,587

Net Loss for Period	$(803,677)	$(594,758)	$(36,742,992)

Loss Per Common Share (note 6)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding	58,304,000	54,963,262

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, June 30, 2010	54,838,921	$33,224,263	308,538	$308,538	$(29,737)	$11,250	$46,267	$(33,909,950)	$(349,369)

Shares issued for
Services	446,118	619,284	0	0	0	0	0	0	619,284
Cash	1,820,042	1,101,720	0	0	0	(11,250)	0	0	1,090,470
Share issue costs	330,879	(122,497)	0	0	0	0	0	0	(122,497)
Warrants exercised	860,800	430,400	0	0	0	0	0	0	430,400
Dividends on preferred stock	0	0	0	0	0	0	0	(15,460)	(15,460)
Warrant extension
Deemed dividend	0	131,577	0	0	0	0	0	0	131,577
Deemed dividend	0	0	0	0	0	0	0	(131,577)	(131,577)
Stock-based compensation	0	474,075	0	0	0	0	0	0	474,075
Net loss for period	0	0	0	0	0	0	0	(2,841,285)	(2,841,285)

Balance, June 30, 2011	58,296,760	35,858,822	308,538	308,538	(29,737)	0	46,267	(36,898,272)	(714,382)

Shares issued for
Services	10,000	7,800	0	0	0	0	0	0	7,800
Cash	41,819	23,000	0	0	0	0	0	0	23,000
Dividends on preferred stock	0	0	0	0	0	0	0	(3,865)	(3,865)
Subscriptions received	0	0	0	0	0	177,308	0	0	177,308
Stock-based compensation	0	95,465	0	0	0	0	0	0	95,465
Net loss for period	0	0	0	0	0	0	0	(803,677)	(803,677)

Balance, September 30, 2011 (Unaudited)	58,348,579	$35,985,087	308,538	$308,538	$(29,737)	$177,308	$46,267	$(37,705,814)	$(1,218,351)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
(US Dollars)

	Three Months Ended September 30,		Period from February 12, 1996 (Inception) to September 30,
	2011	2010	2011
Operating Activities
Net loss	$(803,677)	$(594,758)	$(36,742,992)
Items not involving cash
Write-down of investment	0	0	1,250,000
Proprietary, non-competition agreement	0	0	711,000
Amortization	0	0	349,941
Other income	0	0	(658,305)
Consulting services	7,800	5,000	2,108,386
Stock-based compensation	95,465	112,050	7,628,049
Interest on beneficial conversion feature	0	0	566,456
Settlement of lawsuit	0	0	60,250
Write-down of license and operating assets	0	0	1,853,542
Bad debts	0	0	77,712
Changes in non-cash working capital
Due from affiliated company	0	0	(116,000)
Notes and accounts receivable	0	0	(109,213)
Inventory	0	0	(46,842)
Prepaid expenses	(1,869)	6,541	(1,868)
Other	0	0	(2,609)
Accounts payable and accruals	469,552	87,936	1,524,668
Cash Used in Operating Activities	(232,729)	(383,231)	(21,547,825)
Investing Activities
Purchase of property, equipment and intangible assets	0	0	(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0	(129,474)
Investment purchase	0	0	(2,000,000)
License agreement	0	0	(124,835)
Cash Used in Investing Activities	0	0	(2,455,244)
Financing Activities
Redemption of preferred shares	0	0	(50,000)
Repayment of loan	0	0	(11,000)
Repayments to stockholders	0	0	(91,283)
Proceeds from issuance of common stock	23,000	150,000	22,182,428
Advances from stockholders	0	0	1,078,284
Share issue costs	0	(3,600)	(414,406)
Subscriptions received	177,308	33,750	691,723
Proceeds from convertible debentures	0	0	600,000
Cash Provided by Financing Activities	200,308	180,150	23,985,746
Effect of Foreign Currency Translation on Cash	0	0	46,267
Inflow (Outflow) of Cash	(32,421)	(203,081)	28,944
Cash, Beginning of Period	61,365	350,235	0
Cash, End of Period	$28,944	$147,154	$28,944

Note 5 - Supplemental Disclosure of Cash Flow Information

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2011
(Unaudited)
(US Dollars)

1.	BASIS OF PRESENTATION

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information.  These financial statements are condensed and do not include all disclosures required for annual financial statements.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s June 30, 2011 Form   10-K.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2011 and June 30, 2011, and the consolidated results of operations cash flows for the three months ended September 30, 2011 and 2010. The results of operations for the three months ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	GOING CONCERN

These consolidated financial statements have been prepared on the going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $803,677 for the three months ended September 30, 2011 (2010 - $594,758), and had an accumulated deficit of $37,705,814 (June 30, 2011 - $36,898,272) and a working capital deficiency of $1,218,351 as at September 30, 2011 (June 30, 2011 - $714,382). The Company has not yet commenced revenue-producing operations and has significant expenditure requirements to continue to advance research, developing and commercializing new antenna technologies.  The Company estimates that, without further funding, it will deplete its cash resources in less than three months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
Three Months Ended September 30, 2011
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

i.
During the period ended September 30, 2011, the Company completed a private placement of 41,819 units consisting of common stock at $0.55 per share and warrants at $0.001 per share of common stock underlying the warrant to purchase 41,819 shares of common stock on or before March 31, 2013 at an exercise price of $1.00 per share. Exercise of all the investment warrants may be required in the event that the market price for the common stock exceeds $1.50 per share.

The Company determined that the warrants did not contain any provisions that would preclude equity treatment.

ii.
During the period ended September 30, 2011, the Company completed a private placement of 434,285 units consisting of common stock at $0.35 per share and warrants at $0.001 per share of common stock underlying the warrant to purchase 434,285 shares of common stock on or before August 31, 2013 at an exercise price of $0.70 per share. Exercise of all investment warrants may be required in the event that the market price for the common stock exceeds $1.25 per share. As at September 30, 2011, these units have not been issued.

The Company determined that the warrants did not contain any provisions that would preclude equity treatment.

(c)	Stock-based compensation

During the period ended September 30, 2011, the Company recorded stock-based compensation expense with respect to vested stock options of $95,465 (three months ended September 30, 2010 - $112,050). Of this amount, $95,465 (three months ended September 30, 2010 - $112,050) is included in consulting fees.

Stock-based compensation not yet recognized at September 30, 2011 relating to non-vested stock options was $328,174, which will be recognized over a weighted average period of 1.38 years.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2011
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ EQUITY (continued)

(c)	Stock-based compensation (continued)

The fair value of the Company’s stock options was estimated on the date of grant or modification using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30, 2011	September 30, 2010

Expected life (years)	N/A	1.42
Interest rate	N/A	0.56%
Volatility	N/A	121.46%
Dividend yield	N/A	0.00%
Estimated forfeitures	N/A	0.00%

(d)	Stock options

The following summarizes information about the Company’s options outstanding:

	Number of Options	Price Per Option	Weighted Average Exercise Price

Outstanding, June 30, 2010	4,125,000	$0.25 to $ 1.00	$0.36
Granted	2,375,000	$0.25 to $ 0.85	$0.58

Outstanding, June 30, 2011 and September 30, 2011	6,500,000	$0.25 to $ 1.00	$0.44
Exercisable, September 30, 2011	3,950,000	$0.25 to $ 1.00	$0.38

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2011
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ EQUITY (continued)

(d)	Stock options (continued)

The following summarizes the options outstanding and exercisable:

		Number of Options
Expiry Date	Exercise Price	September 30, 2011	June 30, 2011

December 31, 2011(1)	$1.00	110,000	110,000
December 31, 2012	$0.25	2,500,000	2,500,000
November 15, 2013(2)	$1.00	100,000	100,000
March 9, 2014	$0.25	125,000	125,000
June 1, 2014	$0.85	100,000	100,000
October 15, 2014	$0.50	100,000	100,000
July 31, 2014(3)	$1.00	415,000	415,000
December 1, 2014	$0.50	175,000	175,000
December 1, 2014	$0.85	100,000	100,000
December 31, 2014	$0.25	1,000,000	1,000,000
April 15, 2015	$0.50	100,000	100,000
June 1, 2015	$0.50	175,000	175,000
June 1, 2015	$0.85	100,000	100,000
October 15, 2015	$0.50	100,000	100,000
December 1, 2015	$0.50	175,000	175,000
December 1, 2015	$0.85	100,000	100,000
April 15, 2016	$0.50	100,000	100,000
June 1, 2016	$0.50	175,000	175,000
June 1, 2016	$0.85	100,000	100,000
October 15, 2016	$0.50	100,000	100,000
December 1, 2016	$0.50	175,000	175,000
December 1, 2016	$0.85	100,000	100,000
April 15, 2017	$0.50	100,000	100,000
June 1, 2017	$0.50	175,000	175,000

Total outstanding		6,500,000	6,500,000

Total exercisable		3,950,000	3,950,000

(1)	During the year ended June 30, 2011, the expiry date of the 110,000 options was extended from August 31, 2010 to December 31, 2011.
(2)	During the year ended June 30, 2011, the expiry date of these options was extended from November 15, 2010 to November 15, 2013.
(3)	During the year ended June 30, 2010, the expiry date of these options was extended from December 31, 2010 to July 31, 2014.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2011
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ EQUITY (continued)

(d)	Stock options (continued)

The weighted average remaining contractual lives for options outstanding and exercisable at September 30, 2011 are 2.72 and 1.99 years, respectively.

The weighted average grant date fair value of options modified during the three months ended September 30, 2011 was $nil (three months ended September 30, 2010 - $0.38) and vested during the three months ended September 30, 2011 was $nil (three months ended September 30, 2010 - $0.42).

The total intrinsic value of options exercised during the three months ended September 30, 2011 was $nil (three months ended September 30, 2010 - $nil).

The aggregate intrinsic value of options outstanding as at September 30, 2011 was $688,750 of which $612,750 related to options that were exercisable. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value is the difference between the market value of the shares and the exercise price of the award as of the measurement date.

(e)	Stock purchase warrants

The following summarizes information about the Company’s stock purchase warrants outstanding:

	Number of Warrants	Price Per Share	Weighted Average Exercise Price

Balance, June 30, 2010	8,763,952		$0.60
Issued	1,316,553	$1.00	$1.00
Exercised	(860,800)	$0.50	$0.50
Expired	(2,970,000)	$0.50	$0.50

Balance, June 30, 2011	6,249,705		$0.74
Issued	41,819	$1.00	$1.00

Balance, September 30, 2011	6,291,524		$0.74

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2011
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ EQUITY (continued)

(e)	Stock purchase warrants (continued)

		Number of Options
Expiry Date	Exercise Price	September 30, 2011	June 30, 2011
December 31, 2011	$0.50	670,000	670,000
February 8, 2012	$0.70	2,123,400	2,123,400
May 14, 2012	$0.70	507,853	507,853
June 3, 2012	$0.70	1,631,899	1,631,899
December 31, 2012	$1.00	503,490	503,490
February 28, 2013	$1.00	813,063	813,063
August 10, 2013	$1.00	41,819	0

Total outstanding and exercisable		6,291,524	6,249,705

4.	INCOME TAXES

The Company has losses carried forward for income tax purposes to September 30, 2011. There are no current or deferred tax expenses for the three months ended September, 2011 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

5.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three Months Ended September 30,		Period from February 12, 1996 (Inception) to June 30,
	2011	2010	2011

Shares Issued for
Redemption of preferred shares	$0	$0	$415,000
Property and equipment	$0	$0	$23,000
Proprietary agreement	$0	$0	$711,000
Settlement of accounts payable	$0	$57,719	$228,742
Services (provided by officers and directors)	$0	$0	$120,000
Settlement of lawsuit	$0	$0	$15,000
Services and financing fees	$7,800	$5,000	$1,523,868
Subscriptions received	$0	$0	$57,750
Acquisition of subsidiary	$0	$0	$894,200
Interest paid	$0	$0	$81,111
Income tax paid	$0	$0	$0

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2011
(Unaudited)
(US Dollars)

6.	LOSS PER SHARE

	Income (Numerator)	Weighted Average Number of Shares (Denominator)	Loss Per Share

Three months ended September 30, 2011
Net loss for period	$(803,677)
Preferred stock dividends (note 3(a))	(3,865)

Loss attributable to common shareholders	$(807,542)	58,304,000	$(0.01)

Three months ended September 30, 2010
Net loss for period	$(594,758)
Preferred stock dividends (note 3(a))	(3,865)

Loss attributable to common shareholders	$(598,623)	54,963,262	$(0.01)

Common share equivalents consisting of convertible preferred stock, stock options and warrants are not considered in the computation of diluted loss per share because their effect would be anti-dilutive.

7.	RESEARCH AND DEVELOPMENT

As the Company is considered to be in the development stage, all research and development costs are expensed as incurred.

During the three months ended September 30, 2011, the Company sold sample products totalling $2,640 (three months ended September 30, 2010 - $nil). This amount has been credited against research and development expenses.

8.	SEGMENT INFORMATION

The Company operates primarily in one business segment with operations located in the United States.

9.	SUBSEQUENT EVENT

The Company has evaluated subsequent events for the period after September 30, 2011 and determined that, there were no material subsequent events to be disclosed in these consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Forward Looking Statements

Statements contained herein that are not historical facts are forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements.  Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, our ability to compete as a start-up company in a highly competitive market, our access to sources of capital, and other risks and uncertainties described in our annual report on Form 10-K for the fiscal year ended June 30, 2011 as filed with the Securities and Exchange Commission on September 28, 2011, and available at www.sec.gov.

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

Various examples of applications for ElectriPlast™ are shielding, lighting circuitry, switch actuators, resistors, medical devices, thermal management and cable connector bodies, to name just a few. We have been working to introduce these new applications and the ElectriPlast™ technology to the global marketplace.

Patents/Trademarks on Technologies

Our intellectual property portfolio consists of over eleven years of accumulated research and design knowledge and trade secrets.  We have sought United States (“US”) patent protection for many of our ideas related to our ElectriPlast™ technologies.  Currently, we have filed 106 non-provisional US patent applications, 53 of which have been issued, with 49 of those issued still alive. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, we will continue to attempt to commercialize these technologies without the protection of patents.  As patents are issued, we will have the exclusive right to use and license the design(s) described in each issued patent for the life of the patent in the US.

Of the 106 non-provisional applications filed that have not issued as patents, 11 are currently pending, and 42 are no longer pending.  Integral continues to pursue intellectual property protection through its patent and trademark portfolio while constantly evaluating its filings to judiciously apply resources to our most critical technologies.

Integral also has a pending trademark application for ELECTRIPLASTTM and a registered trademark for INTEGRAL®.  This application and registration establish rights for the use of these marks in commerce.

Financial Condition

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From the Company’s incorporation on February 12, 1996 through September 30, 2011, we have accrued an accumulated deficit of approximately $37.8 million.

At September 30, 2011, our current assets of totaled $30,812, which consisted of cash equal to $28,944.  All of our property and equipment has been fully depreciated.

At September 30, 2011 our current liabilities totaled $1,249,163, consisting of accounts payable and accruals.  Of this amount, payables for legal fees (including associated filing fees) related to patent filings accounted for approximately $535,000 of the total.

At September 30, 2011, our total stockholder’s deficit was $1,218,351.

Results of Operations for the Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2010

Our net loss for the quarter ended September 30 2011 was $803,677, compared to a net loss of $594,758 for the corresponding period of the prior fiscal year.  The increase of $208,919 was primarily a result of increases in stock based compensation of approximately $84,344, increases in consulting fees in the amount of $144,000 associated with the establishment of an ElectriPlast sales office in Philadelphia, Pennsylvania.

Total expenses for the quarter ended September 30, 2011 were $803,677, compared to total expenses of $595,260 for the corresponding period of the prior fiscal year.  The increase of $208,417 was primarily a result of increases in stock based compensation of approximately $84,344, increases in consulting fees in the amount of $144,000 associated with the establishment of an ElectriPlast sales office in Philadelphia, Pennsylvania.

Consulting expenses during the quarter ended September 30, 2011 were $486,265, which included issuances of shares in consideration for consulting services in the amount of $7,800, and $95,465 for non-cash stock based compensation charges. In the corresponding period of the prior fiscal year, consulting expenses were $294,550 which included issuances of shares in consideration for consulting services in the amount of $5,000, and $112,050 for non-cash stock based compensation charges for the vesting and modifications of options previously issued.  The remaining increase relates to additional fees incurred with respect to the consulting agreements entered into by the Company.

Salaries and benefits expenses during the quarter ended September 30, 2011, were $110,000. In the corresponding period of the prior fiscal year, salaries and benefits expenses were $110,000.

Research and development costs of $41,760 during the quarter ended September 30, 2011, are attributable to refining the manufacturing process of our ElectriPlast™ material. In the corresponding period of the prior fiscal year, research and development costs totaled $99,026.

Critical Accounting Policies and Estimates

The details of the critical accounting policies relevant to the Company are set out in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission on September 28, 2011.  There have been no material changes to our critical accounting policies as described in Item 7 of our most recent annual report on Form 10-K for the year ended June 30, 2011.

Management does not believe that any new accounting pronouncements not yet effective will have any material effect on the Company’s financial statements if adopted.

Liquidity and Capital Resources

Since inception we have funded our operations through capital fundraising and loans from management. As of September 30, 2011, we had $28,944 in cash on hand.

Management believes that there is adequate cash on hand to fund operations over the next month and that further equity funding will be required thereafter.  There can be no assurance that additional equity financing will be available on terms satisfactory to us, or at all, and if funds are raised in the future through issuance of preferred stock, these securities could have rights, privileges or preference senior to those of our common stock. Further, any sale of newly issued equity securities could result in additional dilution to our current shareholders.

We are not in the manufacturing business and do not expect to make any capital purchases of a manufacturing plant or significant equipment in the next twelve months.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities, nor entered into any options or non-financed assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

PART II

OTHER INFORMATION COMPANY CONFIRM OR UPDATE AS NEEDED

ITEM 1 - LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved, nor has a material interest, in a legal proceeding adverse to our business.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 10, 2011, the Company completed a private placement sale to two individuals, pursuant to the exemption from registration provided by Section 4(2) under the Securities Act of 1933.  The sale consisted of 41,819 units of common stock at $0.55 per share and warrants to purchase 41,819 shares of common stock on or before March 31, 2013 at an exercise price of $1.00 per share.   Exercise of all the investment warrants may be required in the event that the market price for the common stock exceeds $1.50 per share.  The recipient took its securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

On August 10 2011, the Company issued 10,000 shares of common stock to an individual as consideration of $7,800 for consulting services. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these securities. The recipient took its securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - REMOVED AND RESERVED

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6. Exhibits

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith.

32.1
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code is filed herewith.

101#
The following materials from Integral’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language):  (i) unaudited Consolidated Statements of Income for the three months ended September 30, 2011 and 2010, (ii) unaudited Consolidated Balance Sheet as of September 30, 2011 and audited Consolidated Balance Sheet as at June 30, 2011, (iii) unaudited Consolidated Statement of Cash Flow for the three months ended September 30, 2011 and audited Consolidated Statement of Cash Flow as at June 30, 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integral Technologies, Inc.

By:	/s/ William S. Robinson
William S. Robinson, Chief Executive Officer and Principal Executive Officer

By:	/s/ William A. Ince
William A. Ince, Chief Financial Officer and Principal Accounting Officer

Date: November 15, 2011

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith.

32.1
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code is filed herewith.

101#	The following materials from Integral’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) unaudited Consolidated Statements of Income for the three months ended September 30, 2011 and 2010, (ii) unaudited Consolidated Balance Sheet as of September 30, 2011 and audited Consolidated Balance Sheet as at June 30, 2011, (iii) unaudited Consolidated Statement of Cash Flow for the three months ended September 30, 2011 and audited Consolidated Statement of Cash Flow as at June 30, 2011, and (iv) Notes to Condensed Consolidated Financial Statements.