Form 10-Q
period 2011-12-31
INTEGRAL TECHNOLOGIES INC
filed 2012-02-14
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2011.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2011, there were 58,877,762 outstanding shares of the Registrant's Common Stock, $0.001 par value.

INTEGRAL TECHNOLOGIES, INC.
December 31, 2011 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheet
(US Dollars)

	December 31, 2011	June 30, 2011
	(Unaudited)
Assets

Current
Cash	$249,435	$61,365

Total Assets	$249,435	$61,365

Liabilities

Current
Accounts payable and accruals	$1,645,110	$775,747
Convertible debenture (note 9)	63,100	0

Total Liabilities	1,708,210	775,747

Stockholders’ Deficit (note 3)

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
20,000,000 shares authorized
308,538 issued and outstanding	308,538	308,538
Common Stock and Paid-in Capital in Excess of $0.001 Par Value
150,000,000 shares authorized
58,877,762 (June 30, 2011 - 58,296,760) issued and outstanding	36,086,011	35,858,822
Promissory Notes Receivable	(29,737)	(29,737)
Subscriptions Received	443,333	0
Accumulated Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(38,313,187)	(36,898,272)

Total Stockholders’ Deficit	(1,458,775)	(714,382)

Total Liabilities and Stockholders’ Deficit	$249,435	$61,365

Going Concern (Note 2)

See notes to unaudited interim consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
(US Dollars)

	Three Months Ended December 31,		Six Months Ended December 31,		Period from February 12, 1996 (Inception) to December 31,
	2011	2010	2011	2010	2011

Revenue	$0	$0	$0	$0	$249,308
Cost of Sales	0	0	0	0	(216,016)
	0	0	0	0	33,292
Other Income	0	283	0	785	869,303
	0	283	0	785	902,595

Expenses
Consulting	172,758	603,411	659,023	897,961	10,267,648
Salaries and benefits	110,000	110,000	220,000	220,000	11,219,316
Legal and accounting	111,818	83,549	169,983	116,430	4,965,300
General and administrative	24,424	33,061	78,535	50,293	1,446,718
Research and development (note 7)	80,889	47,521	122,649	146,547	2,090,031
Travel and entertainment	58,638	30,401	82,694	54,307	1,607,554
Rent	16,181	12,460	32,898	24,925	617,653
Telephone	1,455	8,064	11,065	13,192	522,650
Advertising	0	765	0	765	345,339
Financing fees	0	0	2,800	0	131,843
Bank charges and interest, net	27,343	164	27,536	236	235,727
Remuneration pursuant to proprietary, non-competition agreement	0	0	0	0	711,000
Write-off of investments	0	0	0	0	1,250,000
Interest on beneficial conversion feature	0	0	0	0	566,455
Write-down of license and operating assets	0	0	0	0	1,855,619
Settlement of lawsuit	0	0	0	0	45,250
Bad debts	0	0	0	0	46,604
Amortization	0	0	0	0	324,386
	603,506	929,396	1,407,183	1,524,656	38,249,093

Net Loss for Period	$(603,506)	$(929,113)	$(1,407,183)	$(1,523,871)	$(37,346,498)

Loss Per Common Share (note 6)	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted Average Number of Common Shares Outstanding	58,532,450	55,665,583	58,363,407	55,314,423

See notes to unaudited interim consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, June 30, 2010	54,838,921	$33,224,263	308,538	$308,538	$(29,737)	$11,250	$46,267	$(33,909,950)	$(349,369)

Shares issued for
Services	446,118	619,284	0	0	0	0	0	0	619,284
Cash	1,820,042	1,101,720	0	0	0	(11,250)	0	0	1,090,470
Share issue costs	330,879	(122,497)	0	0	0	0	0	0	(122,497)
Warrants exercised	860,800	430,400	0	0	0	0	0	0	430,400
Dividends on preferred stock	0	0	0	0	0	0	0	(15,460)	(15,460)
Warrant extension
Deemed dividend	0	131,577	0	0	0	0	0	(131,577)	0
Stock-based compensation	0	474,075	0	0	0	0	0	0	474,075
Net loss for year	0	0	0	0	0	0	0	(2,841,285)	(2,841,285)

Balance, June 30, 2011	58,296,760	35,858,822	308,538	308,538	(29,737)	0	46,267	(36,898,272)	(714,382)

Shares issued for
Services	27,755	15,461	0	0	0	0	0	0	15,461
Cash	553,247	202,000	0	0	0	0	0	0	202,000
Reversal of fair value (note 10)	0	(290,750)	0	0	0	0	0	0	(290,750)
Beneficial conversion feature of convertible debenture (note 9)	0	102,504	0	0	0	0	0	0	102,504
Dividends on preferred stock	0	0	0	0	0	0	0	(7,732)	(7,732)
Subscriptions received	0	0	0	0	0	443,333	0	0	443,333
Stock-based compensation	0	197,974	0	0	0	0	0	0	197,974
Net loss for period	0	0	0	0	0	0	0	(1,407,183)	(1,407,183)

Balance, December 31, 2011 (Unaudited)	58,877,762	$36,086,011	308,538	$308,538	$(29,737)	$443,333	$46,267	$(38,313,187)	$(1,458,775)

See notes to unaudited interim consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
(US Dollars)

	Six Months Ended December 31,		Period from February 12, 1996 (Inception) to December 31,
	2011	2010	2011
Operating Activities
Net loss	$(1,407,183)	$(1,523,871)	$(37,346,498)
Items not involving cash
Write-down of investment	0	0	1,250,000
Proprietary, non-competition agreement	0	0	711,000
Amortization	0	0	349,941
Other income	0	0	(658,305)
Consulting services for common shares	15,461	306,589	2,116,047
Stock-based compensation	197,974	237,372	7,730,558
Interest on beneficial conversion feature	27,104	0	593,560
Settlement of lawsuit	0	0	60,250
Write-down of license and operating assets	0	0	1,853,542
Bad debts	0	0	77,712
Reversal of fair value (note 11)	(290,750)	0	(290,750)
Changes in non-cash working capital
Due from affiliated company	0	0	(116,000)
Notes and accounts receivable	0	0	(109,213)
Inventory	0	0	(46,842)
Prepaid expenses	0	7,544	1
Other	0	0	(2,609)
Accounts payable and accruals	861,631	73,256	1,916,747
Cash Used in Operating Activities	(595,763)	(899,110)	(21,910,859)
Investing Activities
Purchase of property, equipment and intangible assets	0	0	(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0	(129,474)
Investment purchase	0	0	(2,000,000)
License agreement	0	0	(124,835)
Cash Used in Investing Activities	0	0	(2,455,244)
Financing Activities
Redemption of preferred shares	0	0	(50,000)
Repayment of loan	0	0	(11,000)
Repayments to stockholders	0	0	(91,283)
Proceeds from issuance of common stock	202,000	758,285	22,361,428
Advances from stockholders	0	0	1,078,284
Share issue costs	0	(8,235)	(414,406)
Subscriptions received	443,333	280,400	957,748
Proceeds from convertible debentures	138,500	0	738,500
Cash Provided by Financing Activities	783,833	1,030,450	24,569,271
Effect of Foreign Currency Translation on Cash	0	0	46,267
Inflow of Cash	188,070	131,340	249,435
Cash, Beginning of Period	61,365	350,235	0
Cash, End of Period	$249,435	$481,575	$249,435

Note 5 - Supplemental Disclosure of Cash Flow Information

See notes to unaudited interim consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Unaudited Interim Consolidated Financial Statements
Six Months Ended December 31, 2011
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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at December 31, 2011 and June 30, 2011, the consolidated results of operations for the three and six months ended December 31, 2011 and 2010 and the consolidated cash flows for the six months ended December 31, 2011 and 2010. The results of operations for the three and six months ended December 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	GOING CONCERN

These unaudited interim consolidated financial statements have been prepared on the going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $603,506 for the three months ended December 31, 2011 (2010 - $929,113), and an accumulated deficit of $38,313,187 (June 30, 2011 - $36,898,272) and a working capital deficiency of $1,458,775 as at December 31, 2011 (June 30, 2011 - $714,382). The Company has not yet commenced revenue-producing operations and has significant expenditure requirements to continue to advance research, developing and commercializing new antenna technologies. The Company estimates that, without further funding, it will deplete its cash resources in approximately three months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Unaudited Interim Consolidated Financial Statements
Six Months Ended December 31, 2011
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ DEFICIT

(a)	Preferred stock

Cumulative dividends on preferred stock are accrued at a rate of 5% per annum, payable at the option of the Company. Each holder has the right to convert preferred shares into common stock at the average trading price ten days prior to conversion. The Company has the right to redeem the preferred shares from the date of issue as follows:

Within one year	$1.50
2nd year	$2.00
3rd year	$2.50
4th year	$3.00
5th year	$3.50
6th year	$4.00
increasing $0.50 per year thereafter.

(b)	Common stock

During the period ended December 31, 2011, the Company completed two private placements. The first private placement amounted to $23,000 for the issuance of 41,819 units consisting of common stock at $0.55 per share and warrants at $0.001 per warrant to purchase 41,819 shares of common stock on or before March 31, 2013 at an exercise price of $1.00 per share.

The second private placement amounted to $179,000 for the issuance of 511,428 units consisting of common stock at $0.35 per share and warrants at $0.001 per warrant to purchase 511,428 shares of common stock on or before November 29, 2016 at an exercise price of $0.70 per share. Exercise of all the investment warrants may be required in the event that the market price for the common stock exceeds $1.50 per share.

The Company determined that the warrants did not contain any provisions that would preclude equity treatment.

(c)	Stock-based compensation

During the period ended December 31, 2011, the Company recorded stock-based compensation expense with respect to vested stock options of $197,974 (six months ended December 31, 2010 - $237,372), which has been included as consulting fees.

Stock-based compensation not yet recognized at December 31, 2011 relating to non-vested stock options was $192,061, which will be recognized over a weighted average period of 1.12 years.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Unaudited Interim Consolidated Financial Statements
Six Months Ended December 31, 2011
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ DEFICIT (continued)

(d)	Stock options

The following summarizes information about the Company’s options outstanding:

	Number of Options	Price Per Option	Weighted Average Exercise Price

Outstanding, June 30, 2010	4,125,000	$0.25 to $ 1.00	$0.36
Granted	2,375,000	$0.25 to $ 0.85	$0.58

Outstanding, June 30, 2011 and December 31, 2011	6,500,000	$0.25 to $ 1.00	$0.44

Exercisable, June 30, 2011 and December 31, 2011	4,225,000	$0.25 to $ 1.00	$0.38

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Unaudited Interim Consolidated Financial Statements
Six Months Ended December 31, 2011
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ DEFICIT (continued)

(d)	Stock options (continued)

The following summarizes the options outstanding and exercisable:

		Number of Options
Expiry Date	Exercise Price	December 31, 2011	June 30, 2011

December 31, 2013(1)	$1.00	110,000	110,000
December 31, 2012	$0.25	2,500,000	2,500,000
November 15, 2013(2)	$1.00	100,000	100,000
March 9, 2014	$0.25	125,000	125,000
June 1, 2014	$0.85	100,000	100,000
October 15, 2014	$0.50	100,000	100,000
July 31, 2014(3)	$1.00	415,000	415,000
December 1, 2014	$0.50	175,000	175,000
December 1, 2014	$0.85	100,000	100,000
December 31, 2014	$0.25	1,000,000	1,000,000
April 15, 2015	$0.50	100,000	100,000
June 1, 2015	$0.50	175,000	175,000
June 1, 2015	$0.85	100,000	100,000
October 15, 2015	$0.50	100,000	100,000
December 1, 2015	$0.50	175,000	175,000
December 1, 2015	$0.85	100,000	100,000
April 15, 2016	$0.50	100,000	100,000
June 1, 2016	$0.50	175,000	175,000
June 1, 2016	$0.85	100,000	100,000
October 15, 2016	$0.50	100,000	100,000
December 1, 2016	$0.50	175,000	175,000
December 1, 2016	$0.85	100,000	100,000
April 15, 2017	$0.50	100,000	100,000
June 1, 2017	$0.50	175,000	175,000

Total outstanding		6,500,000	6,500,000

Total exercisable		4,225,000	3,950,000

(1)	During the year ended June 30, 2011, the expiry date of the 110,000 options was extended from December 31, 2011 to December 31, 2013.
(2)	During the year ended June 30, 2011, the expiry date of these options was extended from November 15, 2010 to November 15, 2013.
(3)	During the year ended June 30, 2010, the expiry date of these options was extended from December 31, 2010 to July 31, 2014.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Unaudited Interim Consolidated Financial Statements
Six Months Ended December 31, 2011
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ DEFICIT (continued)

(d)	Stock options (continued)

The weighted average remaining contractual lives for options outstanding and exercisable at December 31, 2011 are 2.47 and 1.83 years, respectively.

The weighted average grant date fair value of options modified during the six months ended December 31, 2011 was $nil (six months ended December 31, 2010 - $0.44), granted during the six months ended December 31, 2011 was $nil (six months ended December 31, 2010 - $0.57) and vested during the six months ended December 31, 2011 was $nil (six months ended December 31, 2010 - $0.42).

No options were exercised during the six months ended December 31, 2011 and 2010.

The aggregate intrinsic value of options outstanding as at December 31, 2011 was $688,750 of which $612,750 related to options that were exercisable. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value is the difference between the market value of the shares and the exercise price of the award as of the measurement date.

(e)	Stock purchase warrants

The following summarizes information about the Company’s stock purchase warrants outstanding:

	Number of Warrants	Price Per Warrant	Weighted Average Exercise Price

Balance, June 30, 2010	8,763,952		$0.60
Issued	1,316,553	$1.00	$1.00
Exercised	(860,800)	$0.50	$0.50
Expired	(2,970,000)	$0.50	$0.50

Balance, June 30, 2011	6,249,705		$0.74
Issued	41,819	$1.00	$1.00
Issued	511,428	$0.70	$0.70

Balance, December 31, 2011	6,802,952		$0.74

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Unaudited Interim Consolidated Financial Statements
Six Months Ended December 31, 2011
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ DEFICIT (continued)

(e)	Stock purchase warrants (continued)

		Number of Warrants
Expiry Date	Exercise Price	December 31, 2011	June 30, 2011

December 31, 2011	$0.50	670,000	670,000
February 8, 2012	$0.70	2,123,400	2,123,400
May 14, 2012	$0.70	507,853	507,853
June 3, 2012	$0.70	1,631,899	1,631,899
December 31, 2012	$1.00	503,490	503,490
February 28, 2013	$1.00	813,063	813,063
March 31, 2013	$1.00	41,819	0
November 29, 2016	$0.70	511,428	0

Total outstanding and exercisable		6,802,952	6,249,705

4.	INCOME TAXES

There are no current or deferred tax expenses for the six months ended December 31, 2011 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Unaudited Interim Consolidated Financial Statements
Six Months Ended December 31, 2011
(Unaudited)
(US Dollars)

5.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six Months Ended December 31,		Period from February 12, 1996 (Inception) to June 30,
	2011	2010	2011

Shares Issued for
Redemption of preferred shares	$0	$0	$415,000
Property and equipment	$0	$0	$23,000
Proprietary agreement	$0	$0	$711,000
Settlement of accounts payable	$0	$0	$228,742
Services (provided by officers
and directors)	$0	$364,128	$120,000
Settlement of lawsuit	$0	$0	$15,000
Services and financing fees	$15,461	$0	$1,523,868
Subscriptions received	$0	$0	$57,750
Acquisition of subsidiary	$0	$0	$894,200
Interest paid	$0	$0	$81,111
Income tax paid	$0	$0	$0
Private placement share issue costs included in accounts payable	$0	$62,852	$0

6.	LOSS PER SHARE

	Loss (Numerator)	Weighted Average Number of Shares (Denominator)	Loss Per Share

Three months ended December 31, 2011
Net loss for period	$(603,506)
Preferred stock dividends (note 3(a))	(3,865)
Loss attributable to common shareholders	$(607,371)	58,532,450	$(0.01)
Three months ended December 31, 2010
Net loss for period	$(929,113)
Preferred stock dividends (note 3(a))	(3,865)
Loss attributable to common shareholders	$(932,978)	55,665,583	$(0.02)
Six months ended December 31, 2011
Net loss for period	$(1,407,183)
Preferred stock dividends (note 3(a))	(7,730)
Loss attributable to common shareholders	$(1,414,913)	58,363,407	$(0.02)
Six months ended December 31, 2010
Net loss for period	$(1,523,871)
Preferred stock dividends (note 3(a))	(7,730)
Loss attributable to common shareholders	$(1,531,601)	55,314,423	$(0.03)

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Unaudited Interim Consolidated Financial Statements
Six Months Ended December 31, 2011
(Unaudited)
(US Dollars)

6.	LOSS PER SHARE (continued)

Common share equivalents consisting of convertible preferred stock, stock options and warrants are not considered in the computation of diluted loss per share because their effect would be anti-dilutive.

7.	RESEARCH AND DEVELOPMENT

As the Company is considered to be in the development stage, all research and development costs are expensed as incurred.

During the six months ended December 31, 2011, the Company sold sample products totalling $2,640 (six months ended December 31, 2010 - $nil). This amount has been credited against research and development expenses.

8.	SEGMENT INFORMATION

The Company operates primarily in one business segment with operations located in the United States.

9.	CONVERTIBLE DEBENTURE

During the period ended December 31, 2011, the Company entered into a convertible debenture purchase agreement with Asher Enterprises Inc. The agreement involved three separate tranches of convertible debentures. Each tranche is due nine months after its issuance. The three debentures were issued as follows:

•	August 3, 2011 received $53,000;
•	September 15, 2011 received $50,000; and
•	October 15, 2011 received $35,500.

The convertible debentures pay interest of 8% per annum and can be converted into common stock at the option of the issuer at any time after 180 days following the date of issuance. Each debenture has a variable conversion price equal to 58% of the market price. Market price is defined as the average of the lower three trading prices for the Company’s common stock during the ten trading day period ending one trading day prior to the date of conversion notice with a limitation of 4.99% of the issued and outstanding common stock at the time of conversion.

The note may be prepaid by the Company as follows:

•	Outstanding principal multiplied by 135% together with accrued interest and unpaid interest thereon if prepaid within a period of 90 days beginning on the date of the note;
•
Outstanding principal multiplied by 145% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 91 days from the date of the note and ending on the date that is 150 days following the date of the note; and

•
Outstanding principal multiplied by 150% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 151 days from the date of the note and ending on the date that is 180 days following the date of the note.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Unaudited Interim Consolidated Financial Statements
Six Months Ended December 31, 2011
(Unaudited)
(US Dollars)

9.	CONVERTIBLE DEBENTURE (continued)

After the expiration of the 180 days following the date of the note, the Company will have no right of prepayment.

The convertible debentures were measured at the intrinsic value of the embedded conversion feature by calculating the effective conversion price. The resulting amount of $102,504 was included as additional paid in capital and the liability amount was $35,996. During the quarter, interest expense of $27,104 was accrued.

The Company incurred $8,500 in transactions costs in connection with the issuance of the convertible debenture.

10.	REVERSAL OF FAIR VALUE

During the period, the shares to be issued in conjunction with the Company’s Piedmont Consulting contract were cancelled thereby resulting in a recovery of paid-in capital and consulting expenses, in the amount of $290,750, which had been recognized in prior periods.

11.	SUBSEQUENT EVENT

The Company has evaluated subsequent events for the period after December 31, 2011 and determined that there were no material subsequent events to be disclosed in these consolidated interim financial statements.

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

Of the 106 non-provisional applications filed that have not issued as patents, 10 are currently pending, and 43 are no longer pending. Integral continues to pursue intellectual property protection through its patent and trademark portfolio while constantly evaluating its filings to judiciously apply resources to our most critical technologies.

Integral also has a pending trademark application for ELECTRIPLASTTM and a registered trademark for INTEGRAL®. This application and registration establish rights for the use of these marks in commerce.

Financial Condition

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From the Company’s incorporation on February 12, 1996 through December 31, 2011, we have accrued an accumulated deficit of approximately $38.3 million.

At December 31, 2011, our current assets totaled $249,435, which consisted of cash equal to $249,435. All of our property and equipment has been fully depreciated.

At December 31, 2011 our current liabilities totaled $1,708,210, consisting of accounts payable and accruals of $1,645,110 and convertible debentures of $63,100. Of the accounts payable and accruals total, payables for legal fees (including associated filing fees) related to patent filings accounted for approximately $535,000 of the total. The convertible debentures of $63,100 were measured at the intrinsic value of the embedded conversion feature by calculating the effective conversion price. The resulting amount of $102,504 was included as additional paid in capital and the liability amount was $35,996. During the quarter, interest expense of $27,104 was accrued.

At December 31, 2011, our total stockholder’s deficit was $1,458,775.

Results of Operations for the Three Months Ended December 31, 2011 compared to the Three Months Ended December 31, 2010

Our net loss for the quarter ended December 31, 2011 was $603,506, compared to a net loss of $929,113 for the corresponding period of the prior fiscal year. The decrease of $325,607 was primarily a result of a decrease in stock based compensation of approximately $22,814, and a decrease in consulting fees of $290,750 arising from the reversal of fair value costs previously expensed in relation to a consulting contract that was cancelled during the year.

Total expenses for the quarter ended December 31, 2011 were $603,506, compared to total expenses of $929,396 for the corresponding period of the prior fiscal year. The decrease of $325,890 was primarily a result of decreases in stock based compensation of approximately $84,344, and a decrease in consulting fees of $290,750 arising from the reversal of fair value costs previously expensed in relation to a consulting contract that was cancelled during the year..

Consulting expenses during the quarter ended December 31, 2011 were $172,758, which included issuances of shares in consideration for consulting services in the amount of $6,214, and $102,508 for non-cash stock based compensation charges. In the corresponding period of the prior fiscal year, consulting expenses were $603,411 which included issuances of shares in consideration for consulting services in the amount of $301,588, and $125,322 for non-cash stock based compensation charges for the vesting and modifications of options previously issued. The remaining decrease relates to additional fees incurred in the comparative period with respect to the consulting agreements entered into by the Company.

Salaries and benefits expenses during the quarter ended December 31, 2011, were $110,000. In the corresponding period of the prior fiscal year, salaries and benefits expenses were $110,000.

Research and development costs of $80,889 during the quarter ended December 31, 2011, are attributable to refining the manufacturing process of our ElectriPlast™ material. In the corresponding period of the prior fiscal year, research and development costs totaled $47,521. The increase of $33,368 can be attributed in increase demand for prototypes from potential customers.

Results of Operations for the Six Months Ended December 31, 2011 compared to the Six Months Ended December 31, 2010

Our net loss for the six months ended December 31 2011, was $1,407,183, compared to a net loss of $1,523,871 for the corresponding period of the prior fiscal year. The decrease of $116,688 was primarily a result of a decrease in consulting fees of $238,938, offset partially by an increase in legal and accounting fees of $53,553.

Total expenses for the six months ended December 31, 2011, were $1,407,183 compared to total expenses of $1,524,656 for the corresponding period of the prior fiscal year. The decrease of $117,473 which was primarily a result of an a decrease in consulting fees of $238,938, offset partially by an increase in legal and accounting fees of $53,553.

Total income for the six months ended December 31, 2011, was comprised of “other income” of $0 compared to “other income” of $785 for the corresponding period of the prior fiscal year, a decrease of $785. The category of “other income” consists of interest income.

Consulting expenses during the six months ended December 31, 2011, were $659,023 which included non-cash, issuance of shares in consideration for consulting services in the amount of $14,014, $197,974 for non-cash stock based compensation charges and a $290,750 recovery from the reversal of fair value costs in relation to a cancelled consulting contract. In the corresponding period of the prior fiscal year, consulting expenses were $897,961 which included non-cash, issuance of shares in consideration for consulting services in the amount of $306,589 and $237,372 for non-cash stock based compensation charges.

Salaries and benefits expenses during the six months ended December 31, 2011, were $220,000 which included non-cash, stock based compensation charges of $0. In the corresponding period of the prior fiscal year, salaries and benefits expenses were $220,000 which included non-cash, stock based compensation charges of $0.

Research and development costs of $122,649 during the six months ended December 31, 2011, are attributable to refining the manufacturing process of our ElectriPlast™ material. In the corresponding period of the prior fiscal year, the amount expensed under this category was $146,547.

For the six months ended December 31, 2011, our cash used in operating activities was $595,763 compared to $899,110 used in the corresponding period of the prior fiscal year for a decrease of $303,347.

For the six months ended December 31, 2011, our cash provided by financing activities was $783,833 compared to $1,030,450 provided in the corresponding period of the prior fiscal year. The difference of $246,617 was due to decreased issuances of common stock during the six months ended December 31, 2011.

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

Liquidity and Capital Resources
Since inception we have funded our operations through capital fundraising and loans from management. As of December 31, 2011, we had $249,435 in cash on hand.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 29, 2011, the Company completed a private placement sale to several individuals, pursuant to the exemption from registration provided by Section 4(2) under the Securities Act of 1933. The sale consisted of 511,428 units of common stock at $0.35 per share and warrants to purchase 511,428 shares of common stock on or before November 29, 2016 at an exercise price of $0.70 per share. Exercise of all the investment warrants may be required in the event that the market price for the common stock exceeds $1.50 per share. The recipient took its securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

On November 30, 2011, the Company issued 17,755 shares of common stock to an individual as consideration of $6,214 for computer consulting services. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act for the issuance of these securities. The recipient took its securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

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

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: February 14, 2012

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

101.INS	Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document