Form 10-Q
period 2012-03-31
INTEGRAL TECHNOLOGIES INC
filed 2012-05-15
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of March 31, 2012, there were 61,926,066  outstanding shares of the Registrant's Common Stock, $0.001 par value.

INTEGRAL TECHNOLOGIES, INC.
March 31, 2012 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheet
(US Dollars)

	March 31, 2012	June 30, 2011
	(Unaudited)
Assets

Current
Cash	$284,342	$61,365

Total Assets	$284,342	$61,365

Liabilities

Current
Accounts payable and accruals (note 10)	$1,679,764	$775,747
Promissory note payable (note 10)	181,172	0
Convertible debenture (note 9)	70,254	0
Derivative financial liability (note 9)	46,135	0

Total Liabilities	1,977,325	775,747

Stockholders’ Deficit (note 3)

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value 20,000,000 shares authorized 308,538 issued and outstanding	308,538	308,538
Common Stock and Paid-in Capital in Excess of $0.001 Par Value 150,000,000 shares authorized 61,926,066 (June 30, 2011 - 58,296,760) issued and outstanding	37,190,979	35,858,822
Promissory Notes Receivable	(29,737)	(29,737)
Subscriptions Received	43,721	0
Accumulated Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(39,252,751)	(36,898,272)

Total Stockholders’ Deficit	(1,692,983)	(714,382)

Total Liabilities and Stockholders’ Deficit	$284,342	$61,365

Going Concern (note 2)

See notes to interim consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Operations
(Unaudited)
(US Dollars)

	Three Months Ended March 31,		Nine Months Ended March 31,		Period from February 12, 1996 (Inception) to March 31,
	2012	2011	2012	2011	2012

Revenue	$0	$0	$0	$0	$249,308
Cost of Sales	0	0	0	0	(216,016)
	0	0	0	0	33,292
Other Income	36	7	36	792	869,339
	36	7	36	792	902,631

Expenses
Consulting	499,518	505,526	1,158,541	1,403,487	10,767,166
Salaries and benefits	110,000	110,000	330,000	330,000	11,329,316
Legal and accounting	74,232	33,643	244,215	150,073	5,039,532
General and administrative	93,559	25,066	172,094	75,359	1,540,277
Research and development (note 7)	36,469	50,489	159,118	197,036	2,126,500
Travel and entertainment	42,313	29,817	125,007	84,124	1,649,867
Rent	26,071	12,917	58,969	37,842	643,724
Telephone	6,685	7,184	17,750	20,376	529,335
Advertising	191	1,150	191	1,915	345,530
Financing fees	(2,800)	0	0	0	129,043
Bank charges and interest, net	25,673	330	53,209	566	261,400
Fair value loss on derivative financial liability	23,826	0	23,826	0	23,826
Remuneration pursuant to proprietary, non-competition agreement	0	0	0	0	711,000
Write-off of investments	0	0	0	0	1,250,000
Interest on beneficial conversion feature	0	0	0	0	566,455
Write-down of license and operating assets	0	0	0	0	1,855,619
Settlement of lawsuit	0	0	0	0	45,250
Bad debts	0	0	0	0	46,604
Amortization	0	0	0	0	324,386
	935,737	776,122	2,342,920	2,300,778	39,184,830

Net Loss and Comprehensive Loss for Period	$(935,701)	$(776,115)	$(2,342,884)	$(2,299,986)	$(38,292,199)

Loss Per Common Share, Basic and Diluted (note 6)	$(0.02)	$(0.01)	$(0.04)	$(0.04)

Weighted Average Number of Common Shares Outstanding	59,482,696	57,039,087	57,143,585	55,880,918

See notes to interim consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Stockholders' Deficit
(Unaudited)
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, June 30, 2010	54,838,921	$33,224,263	308,538	$308,538	$(29,737)	$11,250	$46,267	$(33,909,950)	$(349,369)

Shares issued for
Services	446,118	619,284	0	0	0	0	0	0	619,284
Cash	1,820,042	1,101,720	0	0	0	(11,250)	0	0	1,090,470
Share issue costs	330,879	(122,497)	0	0	0	0	0	0	(122,497)
Warrants exercised	860,800	430,400	0	0	0	0	0	0	430,400
Dividends on preferred stock	0	0	0	0	0	0	0	(15,460)	(15,460)
Warrant extension
Deemed dividend	0	131,577	0	0	0	0	0	(131,577)	0
Stock-based compensation	0	474,075	0	0	0	0	0	0	474,075
Net loss for year	0	0	0	0	0	0	0	(2,841,285)	(2,841,285)

Balance, June 30, 2011	58,296,760	35,858,822	308,538	308,538	(29,737)	0	46,267	(36,898,272)	(714,382)

Shares issued for
Services	77,755	37,711	0	0	0	0	0	0	37,711
Cash	3,364,980	1,139,898	0	0	0	0	0	0	1,139,898
Settlement of convertible debenture	222,571	89,039	0	0	0	0	0	0	89,039
Reversal of fair value (note 11)	0	(290,750)	0	0	0	0	0	0	(290,750)
Dividends on preferred stock	0	0	0	0	0	0	0	(11,595)	(11,595)
Subscriptions received	0	0	0	0	0	43,721	0	0	43,721
Stock-based compensation	0	356,259	0	0	0	0	0	0	356,259
Net loss for period	0	0	0	0	0	0	0	(2,342,884)	(2,342,884)

Balance, March 31, 2012 (Unaudited)	61,962,066	$37,190,979	308,538	$308,538	$(29,737)	$43,721	$46,267	$(39,252,751)	$(1,692,983)

See notes to interim consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
(US Dollars)

	Nine Months Ended March 31,		Period from February 12, 1996 (Inception) to March 31,
	2012	2011	2012
Operating Activities
Net loss	$(2,342,884)	$(2,299,986)	$(38,292,199)
Items not involving cash
Write-down of investment	0	0	1,250,000
Proprietary, non-competition agreement	0	0	711,000
Amortization	0	0	349,941
Other income	0	0	(658,305)
Consulting services for common shares	37,711	437,621	2,138,297
Stock-based compensation	356,259	382,250	7,888,843
Interest on beneficial conversion feature	43,102	0	609,558
Fair value loss on derivative financial liability	23,826	0	23,826
Settlement of lawsuit	0	0	60,250
Write-down of license and operating assets	0	0	1,853,542
Bad debts	0	0	77,712
Reversal of fair value (note 11)	(290,750)	0	(290,750)
Changes in non-cash working capital
Due from affiliated company	0	0	(116,000)
Notes and accounts receivable	0	0	(109,213)
Inventory	0	0	(46,842)
Prepaid expenses	0	7,544	1
Other	0	0	(2,609)
Accounts payable and accruals	1,073,594	57,809	2,128,710
Cash Used in Operating Activities	(1,099,142)	(1,414,762)	(22,414,238)
Investing Activities
Purchase of property, equipment and intangible assets	0	0	(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0	(129,474)
Investment purchase	0	0	(2,000,000)
License agreement	0	0	(124,835)
Cash Used in Investing Activities	0	0	(2,455,244)
Financing Activities
Redemption of preferred shares	0	0	(50,000)
Repayment of loan	0	0	(11,000)
Repayments to stockholders	0	0	(91,283)
Proceeds from issuance of common stock	1,152,773	1,520,870	23,312,201
Advances from stockholders	0	0	1,078,284
Share issue costs	(12,875)	(37,735)	(427,281)
Subscriptions received	43,721	0	558,136
Proceeds from convertible debentures	138,500	0	738,500
Cash Provided by Financing Activities	1,322,119	1,483,135	25,107,557
Effect of Foreign Currency Translation on Cash	0	0	46,267
Inflow of Cash	222,977	68,373	284,342
Cash, Beginning of Period	61,365	350,235	0
Cash, End of Period	$284,342	$418,608	$284,342

Supplemental Disclosure of Cash Flow Information (note 5)

See notes to interim consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
Nine Months Ended March 31, 2012
(Unaudited)
(US Dollars)

1.	BASIS OF PRESENTATION

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information.  These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements for the year ended June 30, 2011 filed as part of the Company’s June 30, 2011 Form 10-K.

In the opinion of the Company’s management, these unaudited consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2012 and June 30, 2011, the consolidated results of operations for the three and nine months ended March 31, 2012 and 2011 and the consolidated cash flows for the nine months ended March 31, 2012 and 2011. The results of operations for the three and nine months ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	GOING CONCERN

These unaudited interim consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $935,701 for the three months ended March 31, 2012 (2011 - $776,115), and an accumulated deficit of $39,252,751 (June 30, 2011 - $36,898,272) and a working capital deficiency of $1,692,983 as at March 31, 2012 (June 30, 2011 - $714,382). The Company has not yet commenced revenue-producing operations and has significant expenditure requirements to continue to advance research, developing and commercializing new antenna technologies.  The Company estimates that, without further funding, it will deplete its cash resources in approximately three months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
Nine Months Ended March 31, 2012
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

During the nine-month period ended March 31, 2012, the Company completed five private placements.  The first private placement amounted to $23,000 for the issuance of 41,819 units consisting of common stock at $0.55 per share and warrants at $0.001 per warrant to purchase 41,819 shares of common stock on or before December 31, 2013 at an exercise price of $1.00 per share.

The second private placement amounted to $179,000 for the issuance of 511,428 units consisting of common stock at $0.35 per share and warrants at $0.001 per warrant to purchase 511,428 shares of common stock on or before November 29, 2016 at an exercise price of $0.70 per share.

The third private placement amounted to $200,000 for the issuance of 571,128 units consisting of common stock at $0.35 per share and warrants at $0.001 per warrant to purchase 856,692 shares of common stock on or before January 3, 2014 at an exercise price of $0.70 per share.

The fourth private placement amounted to $200,000 for the issuance of 666,666 units consisting of common stock at $0.30 per share and warrants at $0.001 per warrant to purchase 1,000,000 shares of common stock on or before March 31, 2014 at an exercise price of $0.57 per share.

The fifth private placement amounted to $550,774 for the issuance of 1,573,939 units consisting of common stock at $0.35 per share and warrants at $0.001 per warrant to purchase 2,360,459 shares of common stock on or before January 14, 2014 at an exercise price of $0.70 per share. Share issue costs of $12,875 were incurred.

Asher Enterprise, Inc., holder of a convertible debenture, converted $53,000 of principal to 222,571 shares of the Company’s common stock.

The Company determined that the warrants did not contain any provisions that would preclude equity treatment.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
Nine Months Ended March 31, 2012
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ DEFICIT (Continued)

(c)	Stock-based compensation

During the nine-month period ended March 31, 2012, the Company recorded stock-based compensation expense with respect to vested stock options of $321,128 (nine months ended March 31, 2011 - $382,250), which has been included as consulting fees.

During the nine-month period ended March 31, 2012, 300,000 consulting warrants with expiry dates of February 28, 2012, were extended to February 28, 2014. The Company recorded stock-based compensation expense with respect to the amended terms of $35,131 (nine months ended March 31, 2011 - $nil), which has been included as consulting fees.

Stock-based compensation not yet recognized at March 31, 2012 relating to non-vested stock options was $207,037, which will be recognized over a weighted average period of 1.12 years.

(d)	Stock options

The following summarizes information about the Company’s options outstanding:

	Number of Options	Price Per Option	Weighted Average Exercise Price

Outstanding, June 30, 2010	4,125,000	$0.25 to $ 1.00	$0.36
Granted	2,375,000	$0.25 to $ 0.85	$0.58

Outstanding, June 30, 2011 and March 31, 2012	6,500,000	$0.25 to $ 1.00	$0.44

Exercisable, March 31, 2012	4,725,000	$0.25 to $ 1.00	$0.39

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
Nine Months Ended March 31, 2012
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ DEFICIT (Continued)

(d)	Stock options (continued)

The following summarizes the options outstanding and exercisable:

		Number of Options
Expiry Date	Exercise Price	March 31, 2012	June 30, 2011

December 31, 2013(1)	$1.00	110,000	110,000
December 31, 2012	$0.25	2,500,000	2,500,000
December 31, 2013(2)	$1.00	100,000	100,000
March 9, 2014	$0.25	125,000	125,000
June 1, 2014	$0.85	100,000	100,000
October 15, 2014	$0.50	100,000	100,000
July 31, 2014(3)	$1.00	415,000	415,000
December 1, 2014	$0.50	175,000	175,000
December 1, 2014	$0.85	100,000	100,000
December 31, 2014	$0.25	1,000,000	1,000,000
April 15, 2015	$0.50	100,000	100,000
June 1, 2015	$0.50	175,000	175,000
June 1, 2015	$0.85	100,000	100,000
October 15, 2015	$0.50	100,000	100,000
December 1, 2015	$0.50	175,000	175,000
December 1, 2015	$0.85	100,000	100,000
April 15, 2016	$0.50	100,000	100,000
June 1, 2016	$0.50	175,000	175,000
June 1, 2016	$0.85	100,000	100,000
October 15, 2016	$0.50	100,000	100,000
December 1, 2016	$0.50	175,000	175,000
December 1, 2016	$0.85	100,000	100,000
April 15, 2017	$0.50	100,000	100,000
June 1, 2017	$0.50	175,000	175,000

Total outstanding		6,500,000	6,500,000
Total exercisable		4,725,000	3,950,000

(1)	During the year ended June 30, 2011, the expiry date of the options was extended from December 31, 2011 to December 31, 2013.
(2)	During the year ended June 30, 2011, the expiry date of these options was extended from November 15, 2010 to December 15, 2013.
(3)	During the year ended June 30, 2011, the expiry date of these options was extended from December 31, 2010 to July 31, 2014.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
Nine Months Ended March 31, 2012
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ DEFICIT (Continued)

(d)	Stock options (continued)

The weighted average remaining contractual lives for options outstanding and exercisable at March 31, 2012 are 2.25 and 1.58 years, respectively.

The weighted average measurement date fair value of options modified during the nine months ended March 31, 2012 was $nil (nine months ended March 31, 2011 - $0.44), granted during the nine months ended March 31, 2012 was $nil (nine months ended March 31, 2011 - $0.57) and vested during the nine months ended March 31, 2012 was $nil (six months ended March 31, 2011 - $0.42).

No options were exercised during the nine months ended March 31, 2012 and 2011.

The aggregate intrinsic value of options outstanding and exercisable as at March 31, 2012 was $652,500. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value is the difference between the market value of the shares and the exercise price of the award as of the measurement date.

(e)	Stock purchase warrants

The following summarizes information about the Company’s stock purchase warrants outstanding:

	Number of Warrants	Price Per Warrant	Weighted Average Exercise Price

Balance, June 30, 2010	8,763,952		$0.60
Issued	1,316,553	$1.00	$1.00
Exercised	(860,800)	$0.50	$0.50
Expired	(2,970,000)	$0.50	$0.50

Balance, June 30, 2011	6,249,705		$0.74
Issued	4,770,398	$0.57 to $1.00	$0.68
Reinstated	3,040,000	$0.50	$0.50

Balance, March 31, 2012	14,060,103		$0.67

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
Nine Months Ended March 31, 2012
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ DEFICIT (Continued)

(e)	Stock purchase (continued)

		Number of Warrants
Expiry Date	Exercise Price	March 31, 2012	June 30, 2011

December 31, 2013(1)	$0.50	670,000	670,000
December 31, 2013(2)	$0.70	2,123,400	2,123,400
December 31, 2013(3)	$0.70	507,853	507,853
December 31, 2013(4)	$0.70	1,331,899	1,631,899
December 31, 2013(5)	$1.00	503,490	503,490
December 31, 2013(6)	$1.00	41,819	0
December 31, 2013(7)	$1.00	813,063	813,063
December 31, 2013(8)	$0.50	3,040,000	0
January 3, 2014	$0.70	856,692	0
January 31, 2014	$0.70	2,360,459	0
February 14, 2014(9)	$0.70	300,000	0
March 31, 2014	$0.57	1,000,000	0
November 29, 2016	$0.70	511,428	0

Total outstanding and exercisable		14,060,103	6,249,705

(1)	During the nine-month period ended March 31, 2012, 670,000 warrants with expiry dates of December 31, 2011, were extended to December 31, 2013.
(2)	During the nine-month period ended March 31, 2012, 2,123,400 warrants with expiry dates of February 8, 2012, were extended to December 31, 2013.
(3)	During the nine-month period ended March 31, 2012, 507,853 warrants with expiry dates of May 14, 2012, were extended to December 31, 2013.
(4)	During the nine-month period ended March 31, 2012, 1,331,899 warrants with expiry dates of June 3, 2012, were extended to December 31, 2013.
(5)	During the nine-month period ended March 31, 2012, 503,490 warrants with expiry dates of December 31, 2012, were extended to December 31, 2013.
(6)	During the nine-month period ended March 31, 2012, 41,819 warrants with expiry dates of August 10, 2013, were extended to December 31, 2013.
(7)	During the nine-month period ended March 31, 2012, 813,063 warrants with expiry dates of February 28, 2013, were extended to December 31, 2013.
(8)	During the nine-month period ended March 31, 2012, 3,040,000 warrants that had previously expired were reinstated at an expiry date of December 31, 2013.
(9)	During the nine-month period ended March 31, 2012, 300,000 warrants with expiry dates of February 28, 2012, were extended to February 28, 2014.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
Nine Months Ended March 31, 2012
(Unaudited)
(US Dollars)

4.	INCOME TAXES

There are no current or deferred tax expenses for the nine months ended March 31, 2012 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

5.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine Months Ended March 31,		Period from February 12, 1996 (Inception) to March 31,
	2012	2011	2012

Shares Issued for
Redemption of preferred shares	$0	$0	$415,000
Property and equipment	$0	$0	$23,000
Proprietary agreement	$0	$0	$711,000
Settlement of accounts payable	$0	$0	$228,742
Services (provided by officers and directors)	$0	$0	$120,000
Settlement of lawsuit	$0	$0	$15,000
Services and financing fees	$15,461	$440,231	$1,531,529
Subscriptions received	$0	$0	$57,750
Acquisition of subsidiary	$0	$0	$894,200
Interest paid	$0	$0	$81,111
Income tax paid	$0	$0	$0
Private placement share issue costs included in accounts payable	$0	$0	$0

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
Nine Months Ended March 31, 2012
(Unaudited)
(US Dollars)

6.	LOSS PER SHARE

	Loss (Numerator)	Weighted Average Number of Shares (Denominator)	Loss Per Share

Three months ended March 31, 2012
Net loss for period	$(935,701)
Preferred stock dividends (note 3(a))	(3,865)
Loss attributable to common shareholders	$(939,566)	59,482,696	$(0.02)
Three months ended March 31, 2011
Net loss for period	$(776,115)
Preferred stock dividends (note 3(a))	(3,865)
Loss attributable to common shareholders	$(779,980)	57,039,087	$(0.01)
Nine months ended March 31, 2012
Net loss for period	$(2,342,884)
Preferred stock dividends (note 3(a))	(11,595)
Loss attributable to common shareholders	$(2,354,479)	57,143,585	$(0.04)
Nine months ended March 31, 2011
Net loss for period	$(2,299,986)
Preferred stock dividends (note 3(a))	(11,595)
Loss attributable to common shareholders	$(2,311,581)	55,880,918	$(0.04)

Common share equivalents consisting of convertible preferred stock, stock options and warrants are not considered in the computation of diluted loss per share because their effect would be anti-dilutive.

7.	RESEARCH AND DEVELOPMENT

As the Company is considered to be in the development stage, all research and development costs are expensed as incurred.

During the nine months ended March 31, 2012, the Company sold sample products totalling $2,640 (nine months ended March 31, 2011 - $3,630). This amount has been credited against research and development expenses.

8.	SEGMENT INFORMATION

The Company operates primarily in one business segment with operations located in the United States.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Interim Consolidated Financial Statements
Nine Months Ended March 31, 2012
(Unaudited)
(US Dollars)

9.	CONVERTIBLE DEBENTURE

During the nine-month period ended March 31, 2012, the Company entered into a convertible debenture purchase agreement with Asher Enterprises Inc.  The agreement involved three separate tranches of convertible debentures.  Each tranche is due nine months after its issuance.  The three debentures were issued as follows:

•	August 9, 2011 received $53,000;
•	September 15, 2011 received $50,000; and
•	October 15, 2011 received $35,500.

The convertible debentures pay interest of 8% per annum and can be converted into common stock at the option of the issuer at any time after 180 days following the date of issuance.  Each debenture has a variable conversion price equal to 58% of the market price.  Market price is defined as the average of the lowest three trading prices for the Company’s common stock during the ten trading day period ending one trading day prior to the date of conversion notice with a limitation of 4.99% of the issued and outstanding common stock at the time of conversion.

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

The liability component of the convertible debentures were measured at the present value with the embedded conversion feature being treated as a derivative liability with fair value measured at each reporting period.

During the period ending March 31, 2012, the debenture in the amount of $53,000 was settled by issuing 222,571 of the common stock of the Company. $89,038 representing the fair value of the derivative liability and the amortized cost of convertible debenture settled was included as additional paid in capital. A fair value loss on the derivative liability of $23,826 was recognized in the consolidated statement of operations.

The Company incurred $8,500 in transactions costs in connection with the issuance of the convertible debenture, which has been recorded as a reduction of the convertible debenture.

10.	PROMISSORY NOTE PAYABLE

The Company entered into a promissory note agreement with Jasper Rubber Products, Inc. for $235,129 which bears interest at 18% annually.  Any unpaid principal and unpaid accrued interest is due December 30, 2012, the maturity date.  Any payments made during the year shall be first applied to unpaid accrued interest, then to the reduction of principal and finally to any other accounts payable balances owing at the time of payment.

During the period ending March 31, 2012, $63,113 was repaid by the Company and applied towards accrued interest and principle. Interest expense accrued was $9,156.

11.	REVERSAL OF FAIR VALUE

During the nine-month period ended March 31, 2012, the shares to be issued in conjunction with the Company’s Piedmont Consulting contract were cancelled thereby resulting in a recovery of paid-in capital and consulting expenses in the amount of $290,750, which had been recognized in prior periods.

12.	SUBSEQUENT EVENT

The Company has evaluated subsequent events for the period after March 31, 2012 to the date these financial statements were authorized for issuance and determined that there were no material subsequent events to be disclosed in these consolidated interim financial statements.

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

Integral has two pending US trademark applications for ELECTRIPLASTTM and a registered US trademark for INTEGRAL (with design)®.  In addition, Integral has pending trademark applications in China, Japan, Korea and Taiwan for ELECTRIPLASTTM.  These applications and registration establish rights for the use of these marks in commerce.

Financial Condition

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From the Company’s incorporation on February 12, 1996 through March 31, 2012, we have accrued an accumulated deficit of approximately $39.2 million.

At March 31, 2012, our current assets totaled $284,342, which wholly consisted of cash equal to $284,342.  All of our property and equipment has been fully depreciated.

At March 31, 2012 our current liabilities totaled $1,977,325, consisting of accounts payable and accruals of $1,679,764, convertible debentures of $70,254, derivative financing of $46,135 and a promissory note payable of $181,172.  Of the accounts payable and accruals total, payables for legal fees (including associated filing fees) related to patent filings accounted for approximately $535,000 of the total.  The convertible debentures were measured at the present value with the embedded conversion feature being treated as a derivative liability with fair value measured at each reporting period.  At March 31, 2012, a portion of the convertible debt was settled by issuing 222,571 of the common stock of the Company. $89,038 representing the fair value of the derivative liability and the amortized cost of convertible debenture settled was included as additional paid in capital. During the quarter, interest expense of $15,998 was accrued on the convertible debenture and fair value loss on the derivative liability of $23,826 was put through the consolidated statement of operations. $63,113 was paid towards the outstanding principle and accrued interest on the $235,129 promissory note with $9,156 in interest recorded to the statement of operations.

At March 31, 2011, our total stockholder’s deficit was $1,692,983.

Results of Operations for the Three Months Ended March 31, 2012 compared to the Three Months Ended March 31, 2011

Our net loss for the quarter ended March 31, 2012 was $935,701, compared to a net loss of $776,115 for the corresponding period of the prior fiscal year.  The increase of $159,586 was primarily a result of an increase of general and administrative expenses of $68,493 from the establishment of the Philadelphia sales office, an increase in legal and accounting of $40,589, an increase in interest expense of $25,343 due to interest on the promissory note and accretion expense being recorded on the convertible debenture and an increase of $23,826 resulting from a fair value change on the derivative liability.

Total expenses for the quarter ended March 31, 2012 was $935,737, compared to a expenses of $776,122 for the corresponding period of the prior fiscal year.  The increase of $159,615 is described in the above paragraph.

Consulting expenses during the quarter ended March 31, 2012 were $499,518, which included issuances of shares in consideration for consulting services in the amount of $22,250 and $158,285 for non-cash stock based compensation charges. In the corresponding period of the prior fiscal year, consulting expenses were $505,526 which included issuances of shares in consideration for consulting services in the amount of $102,516, and $173,394 for non-cash stock based compensation charges for the vesting and modifications of options previously issued.  The remaining decrease relates to additional fees incurred in the comparative period with respect to the consulting agreements entered into by the Company.

Salaries and benefits expenses during the quarter ended March 31, 2012, were $110,000. In the corresponding period of the prior fiscal year, salaries and benefits expenses were $110,000.

Research and development costs of $36,469 during the quarter ended March 31, 2012, are attributable to refining the manufacturing process of our ElectriPlast™ material. In the corresponding period of the prior fiscal year, research and development costs totaled $50,489 for a decrease of $14,020.

Results of Operations for the Nine Months Ended March, 2012 compared to the Nine Months Ended March 31, 2011

Our net loss for the nine months ended March 31 2012, was $2,342,884, compared to a net loss of $2,299,986 for the corresponding period of the prior fiscal year for a modest increase of $42,898.

Total expenses for the nine months ended March 31, 2012, were $2,342,920 compared to total expenses of $2,300,778 for the corresponding period of the prior fiscal year for a modest increase of $42,142.

Total miscellaneous income for the nine months ended March 31, 2012, was comprised of “other income” of $36 compared to “other income” of $792 for the corresponding period of the prior fiscal year, a decrease of $756.  The category of “other income” consists of interest income.

Consulting expenses during the nine months ended March 31, 2012, were $1,158,541 which included non-cash, issuance of shares in consideration for consulting services in the amount of $22,250, $158,285 for non-cash stock based compensation charges and a $290,750 recovery from the reversal of fair value costs in relation to a cancelled consulting contract.  In the corresponding period of the prior fiscal year, consulting expenses were $1,403,487 which included non-cash, issuance of shares in consideration for consulting services in the amount of $575,102 and $382,250 for non-cash stock based compensation charges.

Salaries and benefits expenses during the nine months ended March 31, 2012, were $330,000 which included non-cash, stock based compensation charges of $0. In the corresponding period of the prior fiscal year, salaries and benefits expenses were $330,000 which included non-cash, stock based compensation charges of $0.

Research and development costs of $159,118 during the nine months ended March 31, 2012, are attributable to refining the manufacturing process of our ElectriPlast™ material. In the corresponding period of the prior fiscal year, the amount expensed under this category was $197,036.

For the nine months ended March 31, 2012, our cash used in operating activities was $1,099,142 compared to $1,414,762 used in the corresponding period of the prior fiscal year for a decrease of $315,620.

For the nine months ended March 31, 2012, our cash provided by financing activities was $1,322,119 compared to $1,483,135 provided in the corresponding period of the prior fiscal year. The difference of $161,016 was due to decreased issuances of common stock during the nine months ended March 31, 2012.

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

Liquidity and Capital Resources

Since inception we have funded our operations through capital fundraising and loans from management. As of March 31, 2012, we had $284,342 in cash on hand.

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

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

During our most recent fiscal quarter, no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION COMPANY CONFIRM OR UPDATE AS NEEDED

ITEM 1.	LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved, nor has a material interest, in a legal proceeding adverse to our business.

ITEM 1A.	RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2-	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On January 5, 2012, the Company completed a private placement sale to one individual, pursuant to the exemption from registration provided by Section 4(2) under the Securities Act of 1933.  The sale consisted of 571,128 units of common stock at $0.35 per share and warrants to purchase 856,692 shares of common stock on or before January 3, 2014 at an exercise price of $0.70 per share.   The recipient took its securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

On February 17, 2012, 2012, the Company completed a private placement sale to two individual, pursuant to the exemption from registration provided by Section 4(2) under the Securities Act of 1933.  The sale consisted of 666,666 units of common stock at $0.30 per share and warrants to purchase 1,000,000 shares of common stock on or before March 31, 2014 at an exercise price of $0.57 per share.   The recipient took its securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

On March 23, 2012, the Company completed a private placement sale to several individuals, pursuant to the exemption from registration provided by Section 4(2) under the Securities Act of 1933.  The sale consisted of 1,573,939 units of common stock at $0.35 per share and warrants to purchase 2,360,459 shares of common stock on or before January 14, 2014 at an exercise price of $0.70 per share.   The recipient took its securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	Exhibits

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith.

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

Date: May 15, 2012

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