Form 10-K
period 2012-06-30
INTEGRAL TECHNOLOGIES INC
filed 2012-09-28
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2011 (based on an average of the bid and ask prices of approximately $0.28) was approximately $16,945,780.

The number of shares of the issuer’s common stock, $.001 par value, outstanding as of September 12, 2012 was 65,564,470 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

September 28, 2012

Dear Shareholders:

In Fiscal Year 2011-2012 “momentum” was the watchword for Integral Technologies.  ElectriPlast’s commercialization break-out gained steam as increasing energy costs and new Corporate Average Fuel Economy (CAFE) standards accelerated demand for light-weight component solutions in the automotive, electronics and consumer goods sectors.

With a new economic and regulatory landscape coming into clearer focus, we see the emergence of broad, diverse markets for ElectriPlast’s groundbreaking patented line of electrically conductive composite materials engineered to replace traditional metals.  Across industries, lightweighting is fast becoming an imperative rather than merely an alternative, and so it is ever more critical that Integral’s R&D keep us on the leading edge of conductive plastics technology. Likewise, we must continue to rise to the challenge of evangelizing our disruptive products to potential customers who are just now waking up to a dramatically shifting manufacturing reality.

We firmly believe that Integral is at the cusp of a major inflection point both within the context of the larger industry environment and in terms of our own business narrative. The numbers in the financial statements accompanying our just-filed Form 10-K are indicative of this status, and provide worthwhile insight into Integral’s journey so far, where we are headed, and how we intend to get there.

As of June 30, 2012, all of Integral’s liabilities were current liabilities comprising accounts payable, accruals, a promissory note, and amounts owing to employees, consultants, current attorneys and auditors, our manufacturer Jasper Rubber, and legal fees.  We see the significant dollar amounts of these obligations as powerful affirmation of our employees’ and consultants’ confidence in the soundness of our business and a belief in the revolutionary potential of our ElectriPlast® technology.

To dive a bit deeper into the figures behind our liabilities, fees related to patent filings accounted approximately $535,000 of our total legal expenditures.  This number reflects the additional high-quality IP services Integral obtained to maximize the value of our broad spectrum of patented conductive hybrid plastics. It also bears noting that the ElectriPlast® intellectual property portfolio is a major hidden component of our financial status. As ipCapital Group stated in a 2010 report, “Integral is the clear leader with the most issued patents related to resin-based conductive materials – a very impressive finding, especially for a micro-cap company in a field that includes very large players.” Of course, accounting rules do not permit the inclusion of IP values as an asset on our balance sheet, but if the value of this disruptive technology were included, the balance sheet would tell a vastly different story.

As our financial statements indicate, Integral’s accumulated deficit is approximately $40 million. A critical factor to keep in mind when examining this figure is that it takes into account significant non-cash items such as $8 million in stock-based compensation since Integral’s inception. To put the overall deficit number in the appropriate context, the key consideration is that the actual cash incurred since Integral’s founding in 1996 is $22.8 million – in our estimation, a relatively modest figure over 16 years, particularly in light of ElectriPlast’s vast potential market.

The biggest question you may have as a shareholder is “Where is the revenue?” A fair question if ever there was one, but also one for which we have encouraging responses. Integral’s approach to revenue generation is two-pronged: (1) selling our proprietary ElectriPlast® pellet, and (2) licensing our technology on an upfront fee and royalties basis. On both of these fronts, we have continued to make significant foundational progress, having formed ElectriPlast Corp. to provide the necessary infrastructure to handle current relationships and new sales inquiries, and to field and develop the multiple licensing and distribution opportunities now being presented to us world-wide, including joint development relationships. While positioning Integral to maximize these opportunities requires an investment in legal and global markets expertise, it is an investment that we expect to yield handsome returns.

As noted above, one of the biggest challenges surrounding the invention and marketing of a disruptive technology like ElectriPlast® is convincing customers that disruption can be a good thing. Industrial engineers and manufacturers are often reluctant to embrace major changes, and who can blame them. For the most part, the industrial engineering community believes that it is meeting market needs. In the present tense this is true, but Integral’s challenge is to make our customers see, as we have, that the market needs of the future are drastically different – and looming. Rising fuel prices and stricter regulations are driving the need to establish and meet lightweighting objectives, and our value proposition to our client industries is that early adoption of ElectriPlast® technology will put them in the pole position.

We recognize that the success of ElectriPlast® over the long-term will depend on reaching the many available untapped markets.  In this regard, we are pleased to report that our investments in composite line diversification and push to realize commercialization are already bearing fruit. Rigorous beta trials by several multinational companies seeking to deploy conductive plastics technology have demonstrated ElectriPlast’s clearly superior technical performance compared to every other competitor. Successful commercialization with these companies will lead to a wide variety of ElectriPlast® applications. On the distribution front, we recently signed a letter of intent with Korean conglomerate Hanwha that contemplates a license to manufacture and distribute ElectriPlast® technology around the vast Asian continent. Hanwha has recognized ElectriPlast’s excellent strategic fit with its own expansive geographic manufacturing reach in the thermoplastics industry, and we anticipate that other transnational concerns soon will as well.

At Integral, we know that the potential for our ElectriPlast® technology is vast; we also know realizing that potential to its fullest will demand leveraging the tremendous momentum we have built so far with the dedication of our employees, strategic partners, and above all, our shareholders. With your continued commitment to our ambitious mission, Integral is poised to make a major impact.

Safe Harbor Statement

This letter contains “forward-looking statements” within the meaning of Section 27A of the 1933 Securities Act and Section 21E of the 1934 Securities Exchange Act. These statements include, without limitation, predictions and guidance relating to the company’s future financial performance and the research, development and commercialization of its technologies.  In some cases, you can identify forward-looking statements by terminology such as, “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology.  These forward-looking statements are based on management’s current expectations, but they involve a number of risks and uncertainties.  Actual results and the timing of events could differ materially from those anticipated in the forward-looking statements, as the result of such factors, risks and uncertainties as (1) competition in the markets for the products and services sold by the company, (2) the ability of the company to execute its plans, (3) other factors detailed in the company's public filings with the SEC, including, without limitation, those described in the Company’s annual report on Form 10-K for the year ended June 30, 2012 as filed with the Securities and Exchange Commission and available at www.sec.gov.

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

Presently, we are focusing substantially all of our resources on researching, developing, engineering and commercializing our ElectriPlast® technology, which possesses a multitude of applications.  In addition, we apply a significant portion of our resources to the protection of our intellectual property through patent filings.  To date, we have not realized any revenue from our efforts.  We expect to derive future revenues from the sale of ElectriPlast® materials and/or fees from licensing ElectriPlast® technologies to third-party manufacturers.

Our business model calls for the Company to secure sales of ElectriPlast® material from over 2000 Global manufacturers and to generate revenue through the sale of ElectriPlast® material and licensing ElectriPlast®. The Company’s management has expertise and know-how in the ideas related to the use of the product.

Our business strategy focuses on leveraging our intellectual property rights and our strengths in product design and material innovation. We are focusing our marketing efforts on securing licensing agreements for applications of our ElectriPlast® technologies with manufacturers of products which would benefit from the incorporation of many of the ElectriPlast® applications.

TECHNOLOGIES

ElectriPlast®

We have researched and developed an innovative, electrically-conductive resin-based material called “ElectriPlast®.” The ElectriPlast® polymer is a compounded formulation of resin-based materials that are conductively loaded, or doped, with a proprietary-controlled, balanced concentration of micron conductive materials, then pelletized. The conductive loading or doping within this pellet is then homogenized using conventional molding techniques and conventional molding equipment. The end result is a product that can be molded into any of the infinite shapes and sizes associated with plastics and rubbers, and is non-corrosive, but which is as electrically conductive as if it were metal.

ElectriPlast® is a patented non-corrosive, durable, conductive plastic pellet that replaces the metallic component currently used in electroactive shielding and conductive devices, thus creating applications never before possible and with a 20-70% weight reduction.  ElectriPlast's® intellectual property rights and 49 pending patents covering both the material and its applications.

Various examples of applications for ElectriPlast® include car antennas, shielding, lighting circuitry, switch actuators, resistors, medical devices, thermal management and cable connector bodies, among many others. We have been working to introduce these new applications and the ElectriPlast® technology on a global scale.

ElectriPlast® can be tailored to meet each customer's specifications in ways not possible with other conductive plastics. While other conductive plastics are an indistinguishable commodity, ElectriPlast® creates revolutionary applications that fundamentally change the way electricity is harnessed and managed.

The ElectriPlast® portfolio of applications is the centerpiece of Integral’s strategy to aggressively develop, protect, and market its innovations. Integral’s patent holdings encompass a broad range of ElectriPlast® developments including the core technology, key applications and related micron conductive fiber technology.

ElectriPlast® can be fabricated into virtually any shape or dimension using low-cost capital investment: injection molding and extrusion (locally done with existing tools) versus stamping (often done overseas). Its design flexibility, shorter development cycle and speed of manufacturing create a valuable market edge for customers.

Working with Integral to bring ElectriPlast® to market is its exclusive manufacturer, Jasper Rubber Products, Inc. (“Jasper”) (www.jasperrubber.com).

Jasper, founded in 1949, is a leader in innovative rubber and plastics development. It manufactures a full range of products for customers in the major appliance, oil filter, and automotive industries, a number of which are Fortune 500 companies.

Patents/Trademarks on Technologies

Our intellectual property portfolio consists of over eleven years of accumulated research and design knowledge and trade secrets.  We have sought United States (“US”) patent protection for many of our ideas related to our ElectriPlast® technologies.  Currently, we have filed 108 non-provisional US patent applications, 54 of which have been issued as patents, with 50 of those issued patents not yet expired.  No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, we will continue to attempt to commercialize these technologies without the protection of patents.  As patents are issued, we will have the exclusive right to use and license the design(s) described in each issued patent for the life of the patent in the US.

Of the 108 non-provisional applications filed that have not issued as patents, 11 are currently pending, and 42 are no longer pending.  Integral continues to pursue intellectual property protection through its patent and trademark portfolio while constantly evaluating its filings to judiciously apply resources to our most critical technologies.  Integral has filed 12 Canadian patent applications, 2 of which have issued, with 10 no longer being active.

Integral has one pending US trademark application for ELECTRIPLASTTM, one registered US trademark for ELECTRIPLAST®, and a registered US trademark for INTEGRAL (with design)®. In addition, Integral has pending trademark applications in China, Europe, Japan, Korea and Taiwan for ELECTRIPLAST®. These applications and registration establish rights for the use of these marks in commerce.

Product Manufacturing and Distribution

We are not in the manufacturing business.  We have entered into an exclusive manufacturing agreement with Jasper, discussed herein, which provides for Jasper to manufacture ElectriPlast® for us.

After 60 months of refining the manufacturing and molding process of ElectriPlast®, the Jasper facility is now capable of producing over 50,000 pounds of ElectriPlast® pellets per month.  We have entered into patent license agreements with several companies, as summarized below, and we are in the process of producing prototypes of requested applications of ElectriPlast® for these companies as well as other prospective customers. In addition to its manufacturing capabilities, Jasper has a distribution network throughout the US and Canada, allowing for ElectriPlast® to be introduced and delivered to prospective and current customers.

We anticipate that our technologies will not be sold directly to the general public, but rather to businesses and manufacturers of certain products who will incorporate our technologies as components in the design of their products.

Barriers to Entry into Market Segment

We have been working to introduce the ElectriPlast® technology as an alternative to metal for use as an electrically conductive material.  The process of educating potential customers about ElectriPlast® may prove time consuming and difficult.

SUMMARY OF AGREEMENTS

We are focusing our marketing efforts on securing licensing agreements for applications of our ElectriPlast® technology.  Our technologies will be marketed to manufactures of products which would benefit from the incorporation of any of the ElectriPlast® applications into their products.  Below is a summary of each of our commercial agreements concerning our ElectriPlast® technology:

Patent License Agreement with Heatron, Inc.

In March 2006, we entered into a Patent License Agreement with Heatron, Inc. (“Heatron”), pursuant to which we granted to Heatron the rights to use our ElectriPlast® technology for specific applications in the heating and LED lighting markets.  Heatron, founded in 1977 and based in Leavenworth, Kansas, is an industry leader in heating element and thermal management designs and solutions.

We granted to Heatron a non-exclusive, non-sublicensable, non-assignable, worldwide license; however, Heatron’s rights were exclusive for the initial two years.  The agreement will terminate upon the expiration of the last patent licensed under the agreement, or earlier under certain other circumstances.

Heatron paid to us a nominal up-front license fee of $1.00.  Any revenue to be generated by us under the agreement will be from future sales of products manufactured by Heatron containing the ElectriPlast® technology.  We have not yet derived revenues from this agreement.

Patent License Agreement with Jasper Rubber Products, Inc.

In August 2006, we entered into a Patent License Agreement with Jasper, pursuant to which we granted to Jasper the rights to use our ElectriPlast® technology for specific applications within its customer base.  Jasper, founded in 1949, and based in Jasper, Indiana, is an industry leader in innovative rubber and plastics development. Jasper manufactures a full range of molded, extruded, lathe-cut rubber and thermoplastic products for customers in the major appliance, oil filter, and automotive industries, a number of which are Fortune 500 companies.

We granted to Jasper a non-exclusive, non-sublicensable, non-assignable, worldwide license.  The agreement will terminate upon the expiration of the last patent licensed under the agreement, or earlier under certain circumstances.

Jasper paid to us a nominal up-front license fee of $1.00.  Any revenue to be generated by us under the agreement will be from future sales of products manufactured by Jasper containing the ElectriPlast® technology.  We have not yet derived revenues from this agreement.

Manufacturing Agreement with Jasper Rubber Products, Inc.

In November 2006, we entered into a Manufacturing Agreement with Jasper, pursuant to which Jasper manufactures resin-based conductive, moldable capsules incorporating our ElectriPlast® technology.  The primary term of the agreement is five years, subject to automatic renewal or termination under certain conditions.  Jasper agreed that during the term of the agreement and for a period of 12 months after its expiration or termination for any reason, Jasper will not directly or indirectly compete with us or our ElectriPlast® technology.

In July 2007, we entered into an Amendment One to the Manufacturing Agreement (“Amendment One”) with Jasper.  The primary purposes of Amendment One were 1) to replace in its entirety Section 4 of the Manufacturing Agreement concerning “Pricing, Invoicing and Payment”, and 2) to authorize Jasper to sell, on our behalf, products incorporating our ElectriPlast® technology.  As revised by Amendment One, Section 4 of the Manufacturing Agreement now reflects more definitive information concerning definitions and calculations of “hourly payment”, “sales royalties”, “gross margin”, “manufacturing costs” and “payment terms”.  These revisions were mutually agreed upon following several months of production test-runs and cost evaluations.

Patent License Agreement with ADAC Plastics, Inc. d/b/a ADAC Automotive.

In November 2006, we entered into a Patent License Agreement with ADAC Plastics, Inc. d/b/a ADAC Automotive (“ADAC”), pursuant to which we granted to ADAC the rights to use our ElectriPlast® technology for use in car antennas, cup holder heating elements, driver’s seat heating elements and light-emitting diode (LED) packs manufactured and sold by specified customers of ADAC.  ADAC is a full-service automotive supplier dedicated to the production of door handles and components, cowl vent grilles, exterior trim, and marker lighting. Founded in 1975 as ADAC Plastics, Inc., the Grand Rapids, Michigan-based company operates facilities in North America and the United Kingdom.

We granted to ADAC a non-exclusive, non-sublicensable, non-assignable, worldwide license.  The agreement will terminate upon the expiration of the last patent licensed under the agreement, or earlier under certain circumstances.

ADAC paid to us a nominal up-front license fee of $1.00.  Any revenue to be generated by us under the agreement will be from future sales of products manufactured by ADAC containing the ElectriPlast® technology.  We have not yet derived revenues from this agreement.

Patent License Agreement with Esprit Solutions Limited

In December 2006, we entered into a Patent License Agreement with Esprit Solutions Limited (“Esprit”), pursuant to which we granted to Esprit the rights to use our ElectriPlast® technology for the manufacture and sale of products to Esprit’s customer base in the Aerospace/Defense Interconnection and Protective Components Industry.  Esprit, based in the United Kingdom, specializes in high performance protective systems within the Aerospace and Defense markets.

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

Patent License Agreement with Knowles Electronics, LLC

In January 2007, we entered into a Patent License Agreement with Knowles Electronics, LLC (“Knowles”), pursuant to which we granted to Knowles the rights to use our proprietary ElectriPlast® technology for the manufacture and sale of electromagnetic field (EMF) protected molded components.  Knowles is the world's leading provider of microphones and receivers to the hearing health industry. They are credited with the miniaturization of the acoustic transducer, which has enabled the design and manufacture of smaller hearing aids.

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

We have incurred substantial losses from inception and we have never generated revenues; failure to achieve profitability in the future would likely cause the market price for our common stock to decline significantly.  We have generated net losses from inception and we have an accumulated deficit of approximately $40.3 million as of June 30, 2012.

If we do not generate adequate revenues in our fiscal year ending June 30, 2013, we will be required to raise capital to continue our operations.  Unless we generate adequate revenues from operations (we have had no revenue to date) in the near future, we will require additional financing to carry out our business plans next year, and such financing may not be available at that time. If we require additional financing, we may seek additional funds through private placements that will be exempt from registration and will not require prior shareholder approval.  If additional funds are raised by issuing common stock, or securities that are convertible into common stock (such as preferred stock, warrants, or convertible debentures), further dilution to shareholders could occur.  Additionally, investors could be granted registration rights by us that could result in market overhang and depress the market price of the common stock.  If we fail to obtain sufficient additional financing, we will not be able to implement our business plans in an effective or timely manner.

If we are unable to compete effectively with our competitors, we will not be successful generating revenues or attaining profits.  Our ability to generate revenues and achieve profitability is directly related to our ability to compete with our competitors. Most of the companies with which we compete and expect to compete have far greater capital resources and more significant research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products.  In each market, we face competition from companies with established technologies.  Currently, we believe that we will be able to compete because of the relative performance, price and adaptability of our unique ElectriPlast®technology. Our beliefs are based only on our research and development testing efforts.  If we are unable to compete effectively, we will not be successful in generating revenues or attaining profits.

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

If future market acceptance of our ElectriPlast® technology is poor, we will not be able to generate adequate sales to achieve profitable operations.  Our future is dependent upon the success of our current and future marketing efforts put towards our ElectriPlast® technology.  Our ElectriPlast® technology will be marketed to manufacturers of products that will benefit from the incorporation of any of the ElectriPlast®applications into their products.  As of June 30, 2012, we have not generated any revenue from our ElectriPlast® technology.  If future market acceptance of our ElectriPlast®technology is poor, we will not be able to generate adequate sales to achieve profitable operations.

Dependence on outside suppliers and manufacturers could disrupt our business if they fail to meet our expectations.  Currently, we rely on outside suppliers and manufacturers to produce ElectriPlast®for us.  While we have entered into formal arrangements with outside suppliers and manufacturers for the production of ElectriPlast®if any of them should become too expensive or suffer from quality control problems or financial difficulties, we would have to find alternative sources.  If alternative sources are not readily available, this could significantly disrupt our business.

Our patent and other intellectual property rights may be subject to uncertainty and may be challenged or circumvented by competitors.  We rely on a combination of patents, patent applications, trademarks, trade secrets and confidentiality procedures to protect our intellectual property rights, which we believe will give us a competitive advantage over our competitors. We have sought US patent protection for many of our ideas related to our ElectriPlast® technologies.  Our intellectual property portfolio consists of over eleven years of accumulated research and design knowledge and trade secrets.  We have sought United States (“US”) patent protection for many of our ideas related to our ElectriPlast® technologies.  Currently, we have filed 108 non-provisional US patent applications, 54 of which have been issued as patents, with 50 of those issued patents not yet expired.  No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, we will continue to attempt to commercialize these technologies without the protection of patents.  As patents are issued, we will have the exclusive right to use and license the design(s) described in each issued patent for the life of the patent in the US.

Of the 108 non-provisional applications filed that have not issued as patents, 11 are currently pending, and 42 are no longer pending.  Integral continues to pursue intellectual property protection through its patent and trademark portfolio while constantly evaluating its filings to judiciously apply resources to our most critical technologies.  Integral has filed 12 Canadian patent applications, 2 of which have issued, with 10 no longer being active.

Integral has one pending US trademark application for ELECTRIPLASTTM, one registered US trademark for ELECTRIPLAST®, and a registered US trademark for INTEGRAL (with design)®.  In addition, Integral has pending trademark applications in China, Europe, Japan, Korea and Taiwan for ELECTRIPLAST®.  These applications and registration establish rights for the use of these marks in commerce.

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

As of June 30, 2012, 1,000,000 shares of preferred stock have been designated as Series A Convertible Preferred Stock of which 308,538 are issued and outstanding, and held by two of our insiders.  Each share of Series A Convertible Preferred Stock:

●	has a stated value and liquidation preference of $1.00;

●	has a 5% annual dividend, payable in cash or shares of common stock at the discretion of the Board of Directors;

●
may be converted into shares of common stock (determined by dividing the number of shares of Series A being converted by the average of the high and low bid prices of our common stock reported by the OTC Bulletin Board over the ten trading days preceding the date of conversion);

●
may be redeemed by us within one year after issuance at $1.50, after one year but less than two years at $2.00, after two years but less than three years at $2.50, after three years but less than four years at $3.00, and after four years but less than five years at $3.50;

●
during the year ended June 30, 2010, an amendment was made to the Series A convertible preferred shares in which they may be redeemed after five years but less than six years after the date of issue at a redemption price of $4.00 and increasing $0.50 per year for each share of Series A Convertible Preferred Stock so redeemed;

●	may be voted on all matters on an as-converted basis; and

●	may be voted as a class on any merger, share exchange, recapitalization, dissolution, liquidation or change in control of our company.

How future issuances of common stock pursuant to our stock plans will affect you.  We have three non-qualified stock plans in effect.  As of June 30, 2012, approximately 2,500,000 (2001-464,500, 2003-1,375,000 and 2009-660,500) options are available under the plans for future issuance, either directly or pursuant to options, to our officers, directors, employees and consultants.  Also, as of June 30, 2012, approximately 6,500,000 options have been issued under the plans at a weighted-average exercise price of $0.44, of which, 5,100,000 options have fully vested, at a weighted-average exercise price of approximately $0.40 per share. Additional stock or options to acquire our stock of can be granted at any time by our board of directors, usually without shareholder approval.  When shares of common stock are issued directly or upon the exercise of options under these plans, your ownership may be diluted.

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

We have a limited market for our common stock that causes the market price to be volatile and to usually decline when there is more selling than buying on any given day.  On May 9, 1997 our common stock began publicly trading on the OTC Bulletin Board under the symbol "ITKG," and it currently trades on the PinkSheets.  At most times in the past, our common stock has been thinly traded and the market price usually declines when there is more selling than buying on any given day. As a result, the market price has been volatile, and the market price may decline immediately if you decide to place an order to sell your shares.

The market price of our common stock is highly volatile, and several factors that are beyond our control, including our common stock being historically thinly traded, could adversely affect its market price.  Historically, our common stock has been thinly traded and the market price has been highly volatile.  During the year ended June 30, 2012, the closing bid price of our common stock has been quoted on the OTC Bulletin Board from as low as $0.24 to as high as $.65.  These quotations reflect interdealer prices without retail markup, markdown, or commission and may not represent actual transactions.  For these and other reasons, our stock price is subject to significant volatility and will likely be adversely affected if our revenues or earnings (or lack of revenues or earnings) in any quarter fail to meet the investment community’s expectations. Additionally, the market price of our common stock could be subject to significant fluctuations in response to:

●	announcements of new products or sales offered by us or our competitors;
●	actual or anticipated variations in quarterly operating results;
●	changes in financial estimates by securities analysts, if any;
●	changes in the market’s perception of us or the nature of our business; and
●	sales of our common stock.

Future sales of common stock into the public marketplace will increase the public float and may adversely affect the market price.  As of June 30, 2012, approximately six million shares of common stock were available for sale by both affiliates (officers and directors) and non-affiliates under Rule 144 of the Securities Act of 1933, as amended.  In general, under Rule 144, a person who has held stock for six months and is not an affiliate of the Company may sell their shares without limitation under Rule 144. Future sales of common stock will increase the public float and may have a material adverse effect on the market price of the common stock, which in turn could have a material adverse affect on our ability to obtain future funding as well as create a potential market overhang.

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

Market Information

There is a limited public market for our common stock.  On May 9, 1997, our common stock began publicly trading on the OTC Bulletin Board under the symbol "ITKG," and it currently trades on the PinkSheets.  The following table sets forth the range of high and low bid quotations for our common stock for each quarter of the fiscal years ended June 30, 2012 and 2011. (update references to OTCBB to include both OTCBB and PinkSheets if applicable.)

Quarter Ended	Low Bid	High Bid

September 30, 2010	$0.70	$0.95
December 31, 2010	$0.70	$0.95
March 31, 2011	$0.45	$0.80
June 30, 2011	$0.45	$0.78

September 30, 2011	$0.31	$0.51
December 31, 2011	$0.25	$0.51
March 31, 2011	$0.24	$0.65
June 30, 2012	$0.30	$0.45

The source of this information is the OTC Bulletin Board and other quotation services.  The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

As of September 12, 2012 there were approximately 252 holders, of record of our common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

Dividends

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on such common stock in the foreseeable future.  Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

Information regarding the issuance and sales of securities without registration during the fiscal year ended June 30, 2012, has previously been included in Quarterly Reports on Forms 10-Q and Current Reports on Form 8-K filed during the period covered by this report. Information regarding the recent sales of unregistered securities can be found in note 4(a) of the financial statements.

Repurchases of equity securities

We did not repurchase any of our outstanding equity securities during the fourth quarter ended June 30, 2012.

ITEM 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Integral focuses the majority of our resources on researching, developing and commercializing our ElectriPlast® technologies.  In addition its resources are used to protect all of its intellectual property surrounding it ElectriPlast® technology. Our business strategy focuses on leveraging our intellectual property rights and our strengths in product design and material innovation. We are focusing our marketing efforts on securing licensing agreements for applications of our ElectriPlast® technologies with manufacturers of products which would benefit from the incorporation of any of the ElectriPlast® applications.

ElectriPlast® is an innovative, electrically-conductive resin-based material. The ElectriPlast® polymer is a compounded formulation of resin-based materials, which are conductively loaded, or doped, with a proprietary-controlled, balanced concentration of micron conductive materials, then pelletized. The conductive loading or doping within this pellet is then homogenized using conventional molding techniques and conventional molding equipment. The end result is a product that can be molded into any of the infinite shapes and sizes associated with plastics and rubbers, which is non-corrosive, but which is as electrically conductive as if it were metal.

Various examples of applications for ElectriPlast® are car antennas, shielding, lighting circuitry, switch actuators, resistors, medical devices, thermal management and cable connector bodies, among others. We have been working to introduce these new applications and the ElectriPlast® technology on a global scale.

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

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From inception on February 12, 1996 through June 30, 2012, we have accrued an accumulated deficit of approximately $40.3 million.

As of June 30, 2012, all of our assets were current assets of $191,896, consisting of cash of $172,173 and prepaid expense of $19,723.   All of our property and equipment has been fully depreciated.

As of June 30, 2012, all of our liabilities were current liabilities of $2,334,079 consisting of accounts payable and accruals of $2,032,309, a promissory note payable of 123,696, a convertible debenture of 93,356 and a derivative liability of $84,718.  Of this amount, payables for legal fees (including associated filing fees) related to patent filings accounted for approximately $535,000 of the total.

As of June 30, 2012, total stockholder’s deficit was $2,142,183.

Results of Operations of the Year Ended June 30, 2012 compared to the Year Ended June 30, 2011

Our net loss for the year ended June 30, 2012, was $3,400,434 compared to a net loss of $2,841,285 for the prior fiscal year, a difference of $559,149.  This increase in our net loss is primarily attributable to the increase in the following expenses: Consulting expense increased by $76,271, legal and accounting increased by $153,685, general and administrative expense increased by $113,983, interest expense increased by $75,578 and fair value loss on derivative financial liability increased by $89,326 during the year ended June 30, 2012.

(1) Consulting fees of $1,759,230, including non-cash, stock based compensation charges (for the issuance of common stock and/or the granting of options) of $376,698  compared to $1,682,959 for the year ended June 30, 2011, that included non-cash, stock based compensation charges (for the issuance of common stock and/or the granting of options) of $474,075. As described in the notes to the financial statements, these values were determined using the Black-Scholes option pricing model.

(2) General and administrative expense of $203,788 includes new directors and officer’s insurance premiums of $118,352 for the year ended June 30, 2012, compared to $nil for the year ended June 30, 2011.

(3) Interest expense of $71,659 includes amortization of convertible debt of $55,174 and interest on promissory note of $16,370, compared to $nil recorded for the year ended June 30, 2012.

(4) Fair value loss on derivative financial liability of $89,326 consists of the total change in fair value of derivative instruments related to the convertible debt since inception, compared to $nil recorded for the year ended June 30, 2012. As described in the notes to the financial statements, this value was determined using the Black-Scholes option pricing model.

Consulting expense during the year ended June 30, 2012, included non-cash expenses of $36,264 for the year (2011 - $nil) extension of the expiration date of outstanding warrants held by a consultant.

Our net loss for the year ended June 30, 2012, was offset minimally by “other income” of $103 compared to “other income” in the previous fiscal year of $797.  The category of “other income” consists of interest income and nominal license fees.

Research and development costs incurred during the year ended June 30, 2012 were $238,955, a modest decrease of $6,638 over the prior fiscal year attributable to refining the manufacturing process by Jasper of our ElectriPlast®  material and for independent testing of several of our ElectriPlast®  applications.

For the year ended June 30, 2012, our cash used in operating activities was $1,499,207, compared to $1,772,005 used in 2011.

For the year ended June 30, 2012, our cash provided by financing activities was $1,610,015 compared to $1,483,135 provided in 2011, Represented by private placement proceeds of $1,339,515 (2011 - $1,483,135; 2010 - $1,404,887) and proceeds from convertible debenture of  $270,500 in 2012.

Liquidity and Capital Resources

We anticipate spending up to approximately $250,000 over the next twelve months on ongoing research and development of the different applications and uses of our technologies.

As of June 30, 2012, we had $172,173 in cash on hand, and we estimate that we will require $3.0 million to carry out our business plan during our fiscal year ending June 30, 2012. Accordingly, management believes that until we generate revenues from operations (we have none to date), additional funding will be required to carry out our business plan.

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

We are exposed to market risk related to changes in interest rates and foreign currency exchange rates, each of which could adversely affect the value of our investments. We do not currently use derivative financial instruments. As of June 30, 2012, our purchased investments included in cash and cash equivalents had maturities of less than 90 days. Therefore, an increase or decrease in interest rates immediately and uniformly by 10% from our 2012 year end levels would not have a material effect upon our cash and cash equivalent balances, operating results or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements and an index thereto commences on the index to the financial statements.

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

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and they have concluded that, as of June 30, 2012, there were no material deficiencies.

The certification required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.01 and 31.02 , respectively, to this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes these policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Our evaluation was based on the criteria for smaller public companies set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under those criteria, our management concluded that, as of June 30, 2012, our internal control over financial reporting is not effective due to the significant deficiencies described below.

A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.  Our management has identified the following significant deficiencies in our internal control over financial reporting:

●	Inadequate segregation of duties consistent with control objectives; and
●	Ineffective controls over periodic financial disclosures and reporting processes.

The aforementioned significant deficiencies were identified by our Chief Financial Officer and these matters were communicated to management. We believe the following planned action will be sufficient to remediate the significant deficiency described above:

●
We have engaged an independent public accounting firm to perform a qualified, independent review over all significant transactions included in our financial reports as well as our period end financial disclosures included in our periodic filings.

Management believes the actions described above will remediate the significant deficiencies we have identified and strengthen our internal control over financial reporting.  Our management intends to substantially complete these identified remedial actions during the fiscal year ended June 30, 2013.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following information should have been reported on a Form 8-K under Item 1.01, “Entry into a Material Definitive Agreement” during the preceding fiscal year:

1)
The Company entered into a Consulting and Confidentiality Agreement with James Eagan, dated December 1, 2010, engaging Mr. Eagan to provide certain consulting services to the Company.  The term of the agreement expires on November 30, 2013.  Mr. Eagan shall receive a monthly consulting fee of $14,000.  Mr. Eagan was issued 150,000 shares of common stock in the Company upon the execution of this agreement (not yet issued), and will receive an additional 100,000 shares of common stock in the Company upon the 6-month anniversary of the execution date of the agreement.  Mr. Eagan was granted 600,000 stock options, which vest pursuant to the terms therein, and rights to receive an additional 1,250,000 stock options (not yet issued) on the first anniversary of the execution date of the agreement.  In the event Mr. Eagan is terminated without cause, he will receive the full amount of compensation due through the expiration of this agreement.  The agreement also contains customary provisions regarding confidentiality of the Company’s proprietary information, indemnification and non-competition;

2)
The Company entered into a Consulting and Confidentiality Agreement with Herbert C. Reedman, Jr., dated April 15, 2011, engaging Mr. Reedman to provide certain consulting services to the Company.  The term of the agreement expires on April 15, 2014.  Mr. Reedman shall receive a monthly consulting fee of $14,000.  Mr. Reedman was issued 150,000 shares of common stock in the Company upon the execution of this agreement (not yet issued), and will receive an additional 100,000 shares of common stock in the Company upon the 6-month anniversary of the execution date of the agreement.  Mr. Reedman was granted 600,000 stock options, which vest pursuant to the terms therein, and rights to receive an additional 1,250,000 stock options (not yet issued) on the first anniversary of the execution date of the agreement.  In the event Mr. Reedman is terminated without cause, he will receive the full amount of compensation due through the expiration of this agreement.  The agreement also contains customary provisions regarding confidentiality of the Company’s proprietary information, indemnification and non-competition;

3)
The Company entered into a Consulting and Confidentiality Agreement with Stephen Neu, dated June 1, 2011, engaging Mr. Neu to provide certain consulting services to the Company.  The term of the agreement expires on June 1, 2014.  Mr. Neu shall receive a monthly consulting fee of $14,000.  Mr. Neu was issued 150,000 shares of common stock in the Company upon the execution of this agreement (not yet issued), and will receive an additional 100,000 shares of common stock in the Company upon the 6-month anniversary of the execution date of the agreement.  Mr. Neu was granted 600,000 stock options, which vest pursuant to the terms therein, and rights to receive an additional 1,250,000 stock options (not yet issued) on the first anniversary of the execution date of the agreement.  In the event Mr. Neu is terminated without cause, he will receive the full amount of compensation due through the expiration of this agreement.  The agreement also contains customary provisions regarding confidentiality of the Company’s proprietary information, indemnification and non-competition; and

4)
The Company entered into a Consulting and Confidentiality Agreement with Paul MacKenzie, dated June 1, 2011, engaging Mr. MacKenzie to provide certain consulting services to the Company.  The term of the agreement expires on June 1, 2014.  Mr. MacKenzie shall receive a monthly consulting fee of $12,000.  Mr. MacKenzie was issued 112,500 shares of common stock in the Company upon the execution of this agreement, and will receive an additional 75,000 shares of common stock in the Company upon the 6-month anniversary of the execution date of the agreement.  Mr. MacKenzie was granted 450,000 stock options, which vest pursuant to the terms therein, and rights to receive an additional 1,000,000 stock options (not yet issued) on the first anniversary of the execution date of the agreement.  In the event Mr. MacKenzie is terminated without cause, he will receive the full amount of compensation due through the expiration of this agreement.  The agreement also contains customary provisions regarding confidentiality of the Company’s proprietary information, indemnification and non-competition.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

Our Company has a Board of Directors that is currently comprised of four members.  Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed.  The members of the Board and the named executive officers of our Company and their respective age and position are as follows:

Name	Age	Position with Company	Director of Company Since

William S. Robinson	55	Director, Chairman, CEO and Treasurer	February 1996

William A. Ince	61	Director, President, Secretary and Chief Financial Officer	February 1996

James Eagan	49	Director	January 2011

Herbert C. Reedman	59	Director	May 2011

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

Mr. Zeidan and his team identify partners for joint development of our customers’ products utilizing ElectriPlast® and take it through product implementation, including prototype testing to secure technology approval and validation, and secure awarding of contracts. The Company is currently negotiating a renewal of Mr. Zeidan’s consulting agreement.

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

Section 16(a) Beneficial Ownership Reporting Compliance (update)

Section 16(a) of the Securities Exchange Act of 1934 requires our Company's officers and directors, and persons who own more than 10% of a registered class of our Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”).  Officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of copies of such reports received or written representations from certain reporting persons, we believe that, during the year ended June 30, 2012, all Section 16(a) filing requirements applicable to our officers, directors and ten percent shareholders were timely complied with by such persons, except for the following:  (1) William S. Robinson filed a late Form 4 on September 27, 2010 regarding the acquisition of 500,000 options for the purchase of Common Stock that were granted on July 14, 2009; (2) William A. Ince filed a late Form 4 on September 27, 2010 regarding the acquisition of 500,000 options for the purchase of Common Stock on July 14, 2009; and (3) Richard P. Blumberg, a 10% security holder, filed a late Form 3 on June 28, 2010 relating to the acquisition of Common Stock on December 9, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to our executive officers, and other individuals for whom disclosure is required, for all services rendered in all such capacities to Integral and our subsidiaries.

Summary Compensation Table

The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, to or for Integral’s principal executive officer and each of the other executive officers (one person) and one non-executive officer, during the fiscal years ended June 30, 2012 and 2011.

Name and Principal Position	Fiscal Year Ended June 30	Salary ($)	Bonus ($)	Stock Awards	Options Awards ($) (n2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (n3)	Total ($)
				(n1)
William S.	2012	$220,000	-0-	$-0-	$-0-	-0-	-0-	$28, 271	$248,271
Robinson	2011	$220,000	-0-	$-0-	$-0-	-0-	-0-	$28, 271	$248,271
Chief Executive Officer, Treasurer, Chairman, Director

William A.	2012	$220,000	-0-	$-0-	-0-	-0-	-0-	$23,189	$243,189
Ince	2011	$220,000	-0-	$-0-	-0-	-0-	-0-	$23,189	$243,189
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

(n3)
William S. Robinson and William A. Ince each own shares of Series A Preferred Stock.  A 5% dividend on the Series A Preferred Stock is payable in cash or shares of common stock at the election of Integral.  For the year ended June 30, 2012, $10,271 was paid or accrued for Mr. Robinson and $5,189 was paid or accrued for Mr. Ince.  For the year ended June 30, 2010, $10,271 was paid or accrued for Mr. Robinson and $5,189 was paid or accrued for Mr. Ince.

William S. Robinson and William A. Ince each received an automobile expense allowance of $18,000 in 2012 and $18,000 in 2011.

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

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common stock purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of June 30, 2012.

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

Compensation of Directors

The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, to or for Integral’s Directors during the last completed fiscal years ended June 30, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

James Eagan	168,000						168,000

Herbert C. Reedman	168,000						168,000

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

Common Stock

The following table sets forth, as of August 27, 2012 the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral’s common stock, each director and executive officer individually and all directors and executive officers of Integral as a group.  Each person is believed to have sole voting and investment power over the shares except as noted.

Name and Address of Beneficial Owner (n1)	Amount and Nature of Beneficial Ownership(n1)		Percent of Class (n3)
Executive Officers and Directors:
William S. Robinson (n4) #3 1070 West Pender St. Vancouver, B.C. V6E 2N7	3,196,383	(n2)	4.8%
William A. Ince (n5) 805 W. Orchard Dr., Suite #7 Bellingham, WA 98225	2,728,954	(n2)	4.2%
All executive officers and directors as a group	5,925,337		9.0%

Richard P. Blumberg	7,731,142	(n6)	11.7%

(n1)	Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(n2)
Includes vested options beneficially owned but not yet exercised and outstanding, if any.  The table does not include the effects of conversion by Mr. Robinson and Mr. Ince of their shares of Series A Convertible Preferred Stock (“Series A”), which are convertible into shares of common stock at a conversion rate that varies with the market price of the common stock at the time of conversion.  The conversion rate is determined by dividing the number of shares of Series A being converted by the average of the high and low bid prices of Integral’s common stock reported by the OTC Bulletin Board over the ten trading days preceding the date of conversion.  Mr. Robinson owns 204,975 shares of Series A and Mr. Ince owns 103,563 shares of Series A.  As of August 27, 2012, the conversion rate was $0.50 per share, so Mr. Robinson’s 204,975 shares of Series A were convertible into 585,643 shares of common stock, and Mr. Ince’s 103,563 shares of Series A were convertible into 295,894 shares of common stock.  The actual number of shares of common stock receivable by Mr. Robinson and Ince upon conversion of the Series A would depend on the actual conversion rate in effect at the time of conversion.

(n3)
Based upon 65,564,470 shares issued and outstanding, plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

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

(n6)
Based on information contained in Schedule 13G filed with the SEC on February 5, 2012, filed by Richard P. Blumberg whose address is 2357 Hobart Ave. S.W., Seattle, WA 98116. Richard P. Blumberg has sole voting power with respect to 4,940,667 and has shared voting power over 2,790,475 shares.

Series A Convertible Preferred Stock

The following table sets forth, as of August 27, 2012, the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral’s Series A Convertible Preferred Stock, each Officer and Director individually and all Directors and Officers of Integral as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

Name and Address of Beneficial Owner (n1)	Amount and Nature of Beneficial Ownership(n1)	Percent of Class (n2)
William S. Robinson (n3) – #3 1070 West Pender St. Vancouver, B.C. V6E 2N7	204,975	66.4%
William A. Ince (n4) – 805 W. Orchard Dr., Suite #7 Bellingham, WA 98225	103,563	33.6%
All officers and directors of Integral as a group (2 persons)	308,538	100%

(n1)	Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(n2)	Based upon 308,538 Series A Convertible Preferred shares issued and outstanding.

(n3)	Mr. Robinson is an executive officer and director of Integral and each of its subsidiaries.

(n4)	Mr. Ince is an executive officer and director of Integral and each of its subsidiaries.

Equity Compensation Plan Information

The following information concerning the Company’s equity compensation plans is as of the end of the fiscal year ended June 30, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of options, warrants and rights (b)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	6,500,000	$0.40	2,500,000
Total	6,500,000	$0.40	2,500,500

As of June 30, 2012, Integral has three Employee Benefit and Consulting Services Compensation Plans (the “Plans”) in effect.

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

Our Company’s board of directors reviews and approves audit and permissible non-audit services performed by Smythe Ratcliffe LLP, Vancouver, Canada (“SRLLP”), as well as the fees charged by SRLLP for such services.  In its review of non-audit service fees and its appointment of SRLLP as our Company’s independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining SRLLP’s independence.  All of the services provided and fees charged by SRLLP in the fiscal year ended June 30, 2012 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services rendered by SRLLP for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-Q during fiscal years ended June 30, 2012 and 2011 were $67,200 and $66,250, respectively.

Audit-Related Fees

There were no other fees billed by SRLLP during the last two fiscal years that were reasonably related to the performance of the audit or review of our Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no fees billed for professional services rendered by SRLLP for tax compliance services in fiscal years ended June 30, 2012 and 2011, respectively.

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

10.33	Consulting Agreement between Integral and James Eagan dated December 1, 2010. .

10.34	Consulting Agreement between Integral and Herbert C. Reedman dated April 15, 2011. .

10.35	Consulting Agreement between Integral and Stephen Neu dated June 1, 2011. .

10.36	Consulting Agreement between Integral and Paul MacKenzie dated June 1, 2011. .

14.1	Code of Ethics adopted September 20, 2004. (Incorporated by reference to Exhibit 14.1 of Integral’s annual report on Form 10-KSB for the period ended June 30, 2004.)

21.4	List of Subsidiaries. (Incorporated by reference to Exhibit 21.4 of Integral’s annual report on Form 10-KSB for the period ended June 30, 2004.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL TECHNOLOGIES, INC

Dated: September 28, 2012	/s/ William S. Robinson
William S. Robinson, Chief Executive Officer

/s/ William A. Ince
William A. Ince, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ William S. Robinson	Director	September 28, 2012
William S. Robinson

/s/ William A. Ince	Director	September 28, 2012
William A. Ince

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)

Consolidated Financial Statements
June 30, 2012, 2011 and 2010
(US Dollars)

Index	Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Stockholders' Equity (Deficit)	F-4 – F-10

Consolidated Statements of Cash Flows	F-11

Notes to Consolidated Financial Statements	F-12 – F - 39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Integral Technologies, Inc. (a development stage company) as of June 30, 2012 and June 30, 2011 and the consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years ended June 30, 2012, June 30, 2011 and June 30, 2010, and the cumulative totals for the development stage of operations for the period from February 12, 1996 (inception) to June 30, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at June 30, 2012 and June 30, 2011 and the results of its operations and its cash flows for each of the years ended June 30, 2012, June 30, 2011 and June 30, 2010, and the cumulative totals for the development stage of operations for the period from February 12, 1996 (inception) to June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Smythe Ratcliffe LLP

Chartered Accountants

Vancouver, Canada
September 27, 2012

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
June 30
(US Dollars)

	2012	2011

Assets

Current
Cash	$172,173	$61,365
Prepaid expense	19,723	0

Total Assets	$191,896	$61,365

Liabilities

Current
Accounts payable and accruals (note 11)	$2,032,309	$775,747
Promissory note payable (note 6)	123,696	0
Convertible debenture (note 5)	93,356	0
Derivative financial liability (note 5)	84,718	0

Total Liabilities	2,334,079	775,747

Stockholders’ Deficit (note 4)

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
20,000,000 shares authorized 308,538 issued and outstanding	308,538	308,538
Common Stock and Paid-in Capital in Excess of $0.001 Par Value
150,000,000 shares authorized 65,564,470 (June 30, 2011 - 58,296,760) issued and outstanding	37,655,315	35,858,822
Promissory Notes Receivable	(29,737)	(29,737)
Subscriptions Received	191,600	0
Accumulated Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(40,314,166)	(36,898,272)

Total Stockholders’ Deficit	(2,142,183)	(714,382)

Total Liabilities and Stockholders’ Deficit	$191,896	$61,365

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(US Dollars)

				Period From
				February 12, 1996
				(Inception)
	Years Ended June 30,			Through
	2012	2011	2010	June 30, 2012

Revenue	$0	$0	$0	$249,308
Cost of Sales	0	0	0	216,016

	0	0	0	33,292
Other Income	103	797	2,899	869,406

	103	797	2,899	902,698

Expenses
Consulting (note 4(c))	1,759,230	1,682,959	1,374,060	11,367,855
Salaries	440,000	440,000	872,027	11,439,316
Legal and accounting	345,980	192,295	199,263	5,141,297
Research and development	238,955	245,593	250,826	2,206,337
General and administrative	203,788	89,805	95,554	1,571,971
Travel and entertainment	137,798	105,546	62,034	1,662,658
Rent	75,720	50,454	46,631	660,475
Bank charges and interest, net	73,488	910	1,993	281,679
Fair value loss on derivative financial liability	89,326	0	0	89,326
Telephone	25,000	27,908	24,382	536,585
Advertising	11,252	6,612	5,866	356,591
Write-down of license and operating assets	0	0	0	1,855,619
Write-off of investments	0	0	0	1,250,000
Non-competition agreement	0	0	0	711,000
Interest on beneficial conversion feature	0	0	0	566,455
Financing fees, net	0	0	0	129,043
Bad debts	0	0	0	46,604
Settlement of lawsuit	0	0	0	45,250
Depreciation and amortization	0	0	0	324,386

	3,400,537	2,842,082	2,932,636	40,242,447

Net and Comprehensive Loss for Period	$(3,400,434)	$(2,841,285)	$(2,929,737)	$(39,339,749)

Basic and Diluted Loss Per Share (note 10)	$(0.06)	$(0.05)	$(0.06)

Weighted Average Number of Common Shares Outstanding	59,780,612	56,487,578	51,520,654

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

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

		Common		Preferred				Deficit
	Shares	Stock and	Shares of	Stock and			Accumulated	Accumulated
	of Common	Paid-in Capital	Preferred	Paid-in Capital	Promissory		Other	During the	Total
	Stock	in Excess	Stock	in Excess	Notes	Share	Comprehensive	Development	Stockholders'
	Issued	of Par	Issued	of Par	Receivable	Subscriptions	Income	Stage	Equity (Deficit)

Balance, June 30, 2010	54,838,921	$33,224,263	308,538	$308,538	$(29,737)	$11,250	$46,267	$(33,909,950)	$(349,369)
Shares Issued for
Services	446,118	619,284	0	0	0	0	0	0	619,284
Cash	1,820,042	1,101,720	0	0	0	(11,250)	0	0	1,090,470
Share issue costs	330,879	(122,497)	0	0	0	0	0	0	(122,497)
Warrants exercised	860,800	430,400	0	0	0	0	0	0	430,400
Dividends on preferred stock	0	0	0	0	0	0	0	(15,460)	(15,460)
Warrant extension
Deemed dividend (note 4(d))	0	131,577	0	0	0	0	0	(131,577)	0
Stock-based compensation	0	474,075	0	0	0	0	0	0	474,075
Net loss for year	0	0	0	0	0	0	0	(2,841,285)	(2,841,285)

Balance, June 30, 2011	58,296,760	35,858,822	308,538	308,538	(29,737)	0	46,267	(36,898,272)	(714,382)
Shares issued for
Services	77,755	34,954	0	0	0	0	0	0	34,954
Cash	3,364,980	1,147,915	0	0	0	0	0	0	1,147,915
Settlement of convertible debenture	629,158	236,926	0	0	0	0	0	0	236,926
Dividends on preferred stock	0	0	0	0	0	0	0	(15,460)	(15,460)
Subscriptions received	0	0	0	0	0	191,600	0	0	191,600
Stock-based compensation	0	376,698	0	0	0	0	0	0	376,698
Net loss for year	0	0	0	0	0	0	0	(3,400,434)	(3,400,434)

Balance, June 30, 2012	62,368,653	$37,655,315	308,538	$308,538	$(29,737)	$191,600	$46,267	$(40,314,166)	$(2,142,183)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(US Dollars)

				Period from
				February 12, 1996
				(Inception)
	Years Ended June 30,			Through
	2012	2011	2010	June 30, 2012
Operating Activities
Net loss	$(3,400,434)	$(2,841,285)	$(2,929,737)	$(39,339,749)
Adjustments to reconcile net loss to net cash used in operating activities
Write-down of investment	0	0	0	1,250,000
Other income	0	0	0	(658,305)
Proprietary, non-competition agreement	0	0	0	711,000
Consulting services and financing fees	34,954	481,803	81,000	2,135,540
Depreciation and amortization	0	0	0	349,941
Stock-based compensation	376,698	474,075	1,225,151	7,909,282
Interest on derivative financial liability	55,174	0	0	55,174
Fair value loss on derivative financial liability	89,326	0	0	89,326
Interest on beneficial conversion feature	0	0	0	566,456
Settlement of lawsuit	0	0	0	60,250
Write-down of license and operating assets	0	0	0	1,853,542
Bad debt	0	0	0	77,712
Changes in non-cash working capital
Due from affiliated company	0	0	0	(116,000)
Accounts receivable	0	0	0	(109,213)
Inventory	0	0	0	(46,842)
Prepaid expenses	(19,723)	7,544	3,809	(19,722)
Deferred revenue and other	0	0	0	(2,609)
Accounts payable and accruals	1,364,798	105,858	29,894	2,419,914
Net Cash Used in Operating Activities	(1,499,207)	(1,772,005)	(1,589,883)	(22,814,303)
Investing Activities
Purchase of property, equipment and intangible assets	0	0	0	(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0	0	(129,474)
Investment in and advances to affiliated companies	0	0	0	(2,000,000)
License agreements	0	0	0	(124,835)
Net Cash Used in Investing Activities	0	0	0	(2,455,244)
Financing Activities
Redemption of preferred stock	0	0	0	(50,000)
Repayment of loan	0	0	0	(11,000)
Advances from stockholders	0	0	0	1,078,284
Repayments to stockholders	0	0	0	(91,283)
Subscriptions received	191,600	0	11,250	706,015
Proceeds from issuance of common stock	1,163,590	1,520,870	1,542,888	23,323,018
Proceeds from convertible debentures	270,500	0	0	870,500
Share issue costs	(15,675)	(37,735)	(149,251)	(430,081)
Net Cash Provided by Financing Activities	1,610,015	1,483,135	1,404,887	25,395,453
Effect of Foreign Currency Translation on Cash	0	0	0	46,267
Inflow (Outflow) of Cash	110,808	(288,870)	(184,996)	172,173
Cash, Beginning of Period	61,365	350,235	535,231	0
Cash, End of Period	$172,173	$61,365	$350,235	$172,173

Supplemental disclosure of cash flow information (note 5)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

1.	INCORPORATION AND NATURE OF OPERATIONS

Integral Technologies, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on February 12, 1996 and has its head office in Bellingham, Washington, USA.  The Company is in the development stage and is in the business of researching, developing and commercializing new electronically-conductive resin-based materials called ElectriPlast.

The Company will be devoting all of its resources to the research, development and commercialization of its ElectriPlast technology.

2.	GOING CONCERN

These consolidated financial statements have been prepared on the going concern basis which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business.  The Company’s operations have resulted in a net loss of $3,400,434 (2011 - $2,841,285; 2010 - $2,929,737) for the year ended June 30, 2012, and has an accumulated deficit of $40,314,166 (2011 - $36,898,272) and a working capital deficiency of $2,142,183 (2011 - $714,382) as at June 30, 2012.  The Company has not yet commenced revenue-producing operations and has significant expenditure requirements to continue to advance its research, developing and commercializing new antenna technologies.  The Company estimates that without further funding, it will deplete its cash resources within the first quarter of 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are presented in United States dollars.

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

The Company has not generated significant revenue since inception. Although the Company has begun to receive some revenue from the sale of material for commercial applications, the Company is devoting substantially all its efforts to developing the business and, therefore, still qualifies as a development stage enterprise.  All revenue to date, in accordance with development stage enterprise, is recorded against research and development expenditures.

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
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g)	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant areas requiring the use of management estimates include valuation allowance for deferred income tax assets, the determination of the assumptions used in calculating the fair value of stock-based compensation and the determination of the assumptions used in calculating the fair value of the derivative financial liability.  Actual results could differ from those estimates and could impact future results of operations and cash flows.

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

(i)	Compound financial instruments

On initial recognition, the Company allocates the proceeds of compound financial instruments between its separate components.

Subsequent to initial recognition, the Company records debt classified as other financial liabilities at amortized cost using the effective interest method such that upon maturity, the debt balance recorded will equal the maturity value of the remaining outstanding debt. The increase in the debt balance is reflected as interest expense in the consolidated statements of operations. The derivative liability is adjusted to fair value at each reporting period with the corresponding gain or loss reported in net loss.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)	Fair value measurements

Assets and liabilities recorded at fair value in the balance sheets are categorized based upon the level of judgement associated with the inputs used to measure their fair value. For certain of the Company’s financial instruments including cash and accounts payable, the carrying values approximate fair value due to their short-term nature.

ASC 820 Fair Value Measurements and Disclosures specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820, these inputs are summarized in the three broad levels listed below:

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

(l)	Stock-based compensation

The Company accounts for stock-based compensation expense associated with stock options and other forms of equity compensation by estimating the fair value of share-based payment awards on the date of grant using the market price of common stock or the Black-Scholes option pricing model.  The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations.  The Company uses the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards.  Stock-based compensation expense recognized in the consolidated statements of operations is reduced for estimated forfeitures, as it is based on awards ultimately expected to vest.  Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Recently adopted accounting pronouncements

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

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Recently adopted accounting pronouncements (Continued)

(ii)
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

The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The adoption of this statement does not have a material impact on the Company’s consolidated balance sheets and results of operations or cash flows.

(n)	Recent accounting pronouncements not yet adopted

(i)
The FASB has issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05. The amendments to the Codification in ASU No. 2011-12 are effective at the same time as the amendments in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring.

In order to defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in ASU No. 2011-12 supersede certain pending paragraphs in ASU No. 2011-05. The amendments are being made to allow the FASB time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. While the FASB is considering the operational concerns about the presentation requirements for reclassification adjustments and the needs of financial statement users for additional information about reclassification adjustments, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n)	Recent accounting pronouncements not yet adopted (Continued)

(i)	(Continued)

All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated balance sheets and results of operations or cash flows.

(ii)
The FASB has issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The eligibility criteria for offsetting are different in International Financial Reporting Standards (“IFRS”) and US GAAP. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the balance sheet. Unlike IFRS, US GAAP allows companies the option to present net in their balance sheet derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy.

To address these differences between IFRS and US GAAP, in January 2011 the FASB and the IASB (the “Boards”) issued an exposure draft that proposed new criteria for netting that were narrower than the current conditions currently in US GAAP. Nevertheless, in response to feedback from their respective stakeholders, the Boards decided to retain their existing offsetting models. Instead, the Boards have issued common disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS or US GAAP.

The amendments to the FASB Accounting Standards Codification TM (the “Codification”) in ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities, require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.

Coinciding with the release of ASU No. 2011-11, the IASB has issued Disclosures - Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). This amendment requires disclosures about the offsetting of financial assets and financial liabilities common to those in ASU No. 2011-11.

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this standard is not anticipated to have a material impact on the Company’s disclosures.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n)	Recent accounting pronouncements not yet adopted (Continued)

(iii)
The FASB has issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Codification to allow an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity (deficit). The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this statement is not anticipated to have a material impact on the Company’s consolidated financial position and results of operations or cash flows.

(iv)
The FASB has issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS. This ASU represents the converged guidance of the Boards on fair value measurement. The collective efforts of the Boards and their staff, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and IFRS.

The amendments to the Codification in this ASU are to be applied prospectively. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early application is not permitted. The adoption of this standard is not anticipated to have a material impact on the Company’s disclosures.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT)

(a)	Common stock

(i)	During the year ended June 30, 2010, the Company:

(a)	Issued 270,000 shares of common stock as consideration for consulting services. These shares have been recorded at a value of $81,000 representing the fair value of the shares on the date of issuance.

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

Total commission costs paid amounted to $149,251.

The Company determined that the warrants did not contain any provisions that would preclude equity treatment.

(ii)	During the year ended June 30, 2011, the Company:

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

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(a)	Common stock (Continued)

(ii)	(Continued)

(c)
Issued 330,879 shares of restricted common stock and paid cash of $37,735, as consideration for private placement share issue costs payable. The shares have been recorded at an aggregate fair value of $137,481.

Of the amounts above, $52,719 was accrued as share issue costs as at June 30, 2010. The net of these amounts total $122,497 and such amount is included as stock issue costs in the accompanying consolidated statements of stockholders’ equity (deficit).

(d)	Issued 860,800 shares of common stock upon exercise of 860,800 share purchase warrants at $0.50 per warrant, recording gross proceeds of $430,400.

(iii)	During the year ended June 30, 2011, the Company entered into contracts for consulting services, which call for stock and option awards over the terms of the contracts (note 13).

It was determined that these were non-employee awards which did not contain a performance commitment but all terms were known up-front. In accordance with ASC 505-50, Equity-Based Payments to Non-Employees, the fair value of these awards is measured at the grant date and at each subsequent reporting date until the counterparty’s performance is complete. The total fair value expense is recognized over the service period.

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

The Company issued 250,000 shares of common stock at a fair value of $294,303, which has been included as consulting fees.

(b)	The Company issued 150,000 shares of common stock on execution of the agreement dated December 1, 2010. On the six-month anniversary, 100,000 shares of common stock are to be issued.

The Company issued 150,000 shares of common stock at a fair value of $105,000, which has been included as consulting fees.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(a)	Common stock (Continued)

(iii)	(Continued)

(c)	The Company issued 46,118 shares of common stock and a fair value of $82,500 has been recorded and included as consulting fees.

(iv)	During the year ended June 30, 2012, the Company completed five private placements.

(a)
The first private placement amounted to $23,000 for the issuance of 41,819 units consisting of common stock at $0.55 per share and warrants at $0.001 per warrant to purchase 41,819 shares of common stock on or before December 31, 2013 at an exercise price of $1.00 per share.

(b)
The second private placement amounted to $179,000 for the issuance of 511,428 units consisting of common stock at $0.35 per share and warrants at $0.001 per warrant to purchase 511,428 shares of common stock on or before November 29, 2016 at an exercise price of $0.70 per share.

(c)
The third private placement amounted to $200,000 for the issuance of 571,128 units consisting of common stock at $0.35 per share and warrants at $0.001 per warrant to purchase 856,692 shares of common stock on or before January 3, 2014 at an exercise price of $0.70 per share.

(d)
The fourth private placement amounted to $200,000 for the issuance of 666,666 units consisting of common stock at $0.30 per share and warrants at $0.001 per warrant to purchase 1,000,000 shares of common stock on or before March 31, 2014 at an exercise price of $0.57 per share.

(e)
The fifth private placement amounted to $550,774 for the issuance of 1,573,939 units consisting of common stock at $0.35 per share and warrants at $0.001 per warrant to purchase 2,360,459 shares of common stock on or before January 31, 2014 at an exercise price of $0.70 per share. Share issue costs of $12,875 were incurred.

The Company determined that the warrants did not contain any provisions that would preclude equity treatment.

The holder of a convertible debenture converted $138,000 of principal to 629,158 shares of the Company’s common stock resulting in $236,926, representing the present value of convertible debenture and the fair value of derivative liability recorded, allocated to equity, see note 5.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

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

During the year ended June 30, 2000, the Company agreed to settle $383,228 of accounts payable and $281,182 of long-term debt, both amounts owed to officers and directors of the Company, by issuing 664,410 shares of Series A convertible preferred stock.

During the years ended June 30, 2001 to June 30, 2005, a total of 355,872 shares of preferred stock were redeemed.

(c)	Stock options and stock-based compensation

Stock option plans

In January 2001, the Company adopted the Integral Technologies, Inc. 2001 Stock Plan (the "2001 Plan"), a non-qualified stock option plan under which the Company may issue up to 2,500,000 stock options and bonuses of common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company.  This plan was amended during December 2001 to increase the number of common stock options that may be granted from 2,500,000 to 3,500,000 stock options.  As at June 30, 2012, there were 464,500 common stock options available under this plan.

In April 2003, the Company adopted the "Integral Technologies, Inc. 2003 Stock Plan" (the "2003 Plan"), a non-qualified stock option plan under which the Company may issue up to 1,500,000 stock options.  As of June 30, 2012, there were 1,375,000 common stock options available under this plan.

During the year ended June 30, 2010, the Company adopted the "Integral Technologies, Inc. 2009 Stock Plan" (the "2009 Plan"), a non-qualified stock option plan under which the Company may issue up to 4,000,000 common stock options.  As of June 30, 2012, there were 660,500 common stock options available under this plan.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(c)	Stock options and stock-based compensation (Continued)

Pursuant to the 2001, 2003 and 2009 Plans

During the year ended June 30, 2010, the Company extended the expiry dates of 625,000 common stock options, which resulted in additional stock-based compensation of $180,000.

During the year ended June 30, 2010, the Company granted options to directors and consultants to acquire a total of 1,500,000 shares of common stock, exercisable at $0.25 per share.  Director options will expire the earlier of December 31, 2014 or one year after termination of employment with the Company, whilst consultant options will expire the earlier of December 31, 2012 or six months after termination of employment with the Company. During the year ended June 30, 2010, the Company also signed a consulting agreement that expired on July 31, 2011.  The Company granted an option to acquire a total of 2,000,000 shares of common stock, exercisable at $0.25 per share to the consultant.  Every three months, 200,000 options vested beginning July 10, 2009 to April 10, 2011, and the remaining 400,000 options vested on July 10, 2011.  All vested options will expire the earlier of December 31, 2012 or six months after termination of employment with the Company.

During the year ended June 30, 2011, the Company granted options to directors to acquire a total of 600,000 shares of common stock exercisable at $0.85 per share. Every six months, 100,000 options will vest beginning June 1, 2011 to December 1, 2013 and 100,000 vested options will expire the earlier of every six months beginning June 1, 2014 to December 1, 2016 or one year after termination of employment with the Company (note 13(a)).

During the year ended June 30, 2011, the Company granted options to consultants to acquire a total of 1,775,000 shares of common stock at a weighted average exercise price of $0.48 per share; 125,000 options vested on the grant date.  Of the remaining 1,650,000 granted options (notes 13(b), and (d)), 275,000 options will vest every six months from grant date and expire the earlier of every six months from the third anniversary of the vesting date or six months after termination of the consulting agreement.

Stock-based compensation

During the year ended June 30, 2012, the Company recorded stock-based compensation expense with respect to vested stock options of $337,002 (2011 - $321,128), which has been included as consulting fees.

During the year ended June 30, 2012, 300,000 consulting warrants with expiry dates of February 28, 2012, were extended to February 28, 2014. The Company recorded stock-based compensation expense with respect to the amended terms of $39,696 (2011 - $nil), which has been included as consulting fees.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(c)	Stock options and stock-based compensation (Continued)

Stock-based compensation not yet recognized at June 30, 2012 relating to non-vested stock options was $115,826, which will be recognized over a weighted average period of 0.75 years.

Key assumptions

The fair value of the Company’s stock options was estimated on the measurement date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2012	2011	2010

Expected life (years)	3.48	4.33	2.39
Interest rate	1.03%	1.27%	1.10%
Volatility	102.31%	96.27%	162.90%
Dividend yield	0.00%	0.00%	0.00%
Estimated forfeitures	0.00%	0.00%	0.00%

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

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(c)	Stock options and stock-based compensation (Continued)

Stock option activity

The following table summarizes the Company’s stock option activity for the years ended June 30, 2012, 2011 and 2010:

	Number of Options	Price Per Option	Weighted Average Exercise Price

Outstanding, June 30, 2009	3,370,000	$0.50 to $ 2.25	$1.21
Granted	3,500,000	$0.25	$0.25
Expired	(300,000)	$1.00 to $ 1.16	$1.08
Cancelled	(2,445,000)	$0.65 to $ 2.25	$1.28

Outstanding, June 30, 2010	4,125,000	$0.25 to $ 1.00	$0.36
Granted	2,375,000	$0.25 to $ 0.85	$0.58

Outstanding, June 30, 2012 and 2011	6,500,000	$0.25 to $ 1.00	$0.44
Exercisable, June 30, 2012	5,100,000	$0.25 to $ 1.00	$0.40

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(c)	Stock options and stock-based compensation (Continued)

Stock option activity (Continued)

The following summarizes the options outstanding and exercisable:

	Number of Options
Expiry Date	Exercise Price	June 30, 2012	June 30, 2011

December 31, 2013(1)	$1.00	110,000	110,000
December 31, 2012	$0.25	2,500,000	2,500,000
December 31, 2013(2)	$1.00	100,000	100,000
March 9, 2014	$0.25	125,000	125,000
June 1, 2014	$0.85	100,000	100,000
October 15, 2014	$0.50	100,000	100,000
July 31, 2014(3)	$1.00	415,000	415,000
December 1, 2014	$0.50	175,000	175,000
December 1, 2014	$0.85	100,000	100,000
December 31, 2014	$0.25	1,000,000	1,000,000
April 15, 2015	$0.50	100,000	100,000
June 1, 2015	$0.50	175,000	175,000
June 1, 2015	$0.85	100,000	100,000
October 15, 2015	$0.50	100,000	100,000
December 1, 2015	$0.50	175,000	175,000
December 1, 2015	$0.85	100,000	100,000
April 15, 2016	$0.50	100,000	100,000
June 1, 2016	$0.50	175,000	175,000
June 1, 2016	$0.85	100,000	100,000
October 15, 2016	$0.50	100,000	100,000
December 1, 2016	$0.50	175,000	175,000
December 1, 2016	$0.85	100,000	100,000
April 15, 2017	$0.50	100,000	100,000
June 1, 2017	$0.50	175,000	175,000

Total outstanding		6,500,000	6,500,000
Total exercisable		5,100,000	3,950,000

(1)	During the year ended June 30, 2010, the expiry date of the options was extended from December 31, 2011 to December 31, 2013.

(2)	During the year ended June 30, 2010, the expiry date of these options was extended from November 15, 2010 to December 31, 2013.

(3)	During the year ended June 30, 2010, the expiry date of these options was extended from December 31, 2010 to July 31, 2014.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(c)	Stock options and stock-based compensation (Continued)

Stock option activity (Continued)

The number of options granted during the year ended June 30, 2012 that did not vest immediately upon grant was nil (2011 – 2,250,000; 2010 - 2,000,000), of which 750,000 vested during the year ended June 30, 2012 (2011 – 1,300,000; 2010 - 800,000) and 1,400,000 (2011 - 2,150,000; 2010 - 1,200,000) remain unvested at June 30, 2012.

No options were exercised during the years ended June 30, 2012 and 2011.

The aggregate intrinsic value of options outstanding and exercisable as at June 30, 2012 was $471,250 (2011 - $906,250) and $471,250 (2011 - $806,250), respectively. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value is the difference between the market value of the shares and the exercise price of the award as of the period end date.

The weighted average remaining contractual lives for options outstanding and exercisable at June 30, 2012 are 2.00 and 1.43 years, respectively.

The weighted average measurement date fair value of options modified during the year ended June 30, 2012 was $nil (2011 - $0.44), granted during the year ended June 30, 2012 was $nil (2011 - $0.57) and vested during the year ended June 30, 2012 was $0.18 (2011 - $0.42).

(d)	Stock purchase warrants

The following summarizes information about the Company’s stock purchase warrants outstanding:

	Number of Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price

Balance, June 30, 2010	8,763,952		$0.60
Issued	1,316,553	$1.00	$1.00
Exercised	(860,800)	$0.50	$0.50
Expired	(2,970,000)	$0.50	$0.50

Balance, June 30, 2011	6,249,705		$0.74
Issued	4,770,398	$0.57 to $1.00	$0.68
Reinstated(1)	3,040,000	$0.50	$0.50

Balance, June 30, 2012	14,060,103		$0.67

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(d)	Stock purchase warrants (Continued)

(1)
During the year ended June 30, 2011 these investor warrants had expired. During the year ended June 30, 2012 these warrants were reinstated with original terms and holders. The expiry date of the reinstated warrants was extended to December 31, 2013. This did not result in any additional incremental value recorded to paid in capital.

	Number of Warrants
Expiry Date	Exercise Price	June 30, 2012	June 30, 2011

December 31, 2013(1)	$0.50	3,710,000	670,000
December 31, 2013(1)	$0.70	3,963,152	4,263,152
December 31, 2013(1)	$1.00	1,358,372	1,316,553
January 3, 2014	$0.70	856,692	0
January 31, 2014	$0.70	2,360,459	0
February 14, 2014(2)	$0.70	300,000	0
March 31, 2014	$0.57	1,000,000	0
November 29, 2016	$0.70	511,428	0

Total outstanding and exercisable		14,060,103	6,249,705

(1)	During the year ended June 30, 2012, these warrants were extended to December 31, 2013.
(2)	During the year ended June 30, 2012, 300,000 warrants with expiry dates of February 28, 2012, were extended to February 14, 2014.

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

	Before	After

Remaining term (years)	0.35	1.35
Interest rate	0.16%	0.25%
Volatility	55.58%	119.04%
Dividend yield	0.00%	0.00%
Estimated forfeitures	0.00%	0.00%

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(e)	Promissory notes receivable at June 30, 2012 includes:

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

(i)
During the year ended June 30, 2010, $11,250 was received for subscriptions of 15,000 units consisting of common stock at $0.75 per share and warrants at $0.001 per share of common stock underlying the warrant to purchase 15,000 shares of common stock on or before two years after the closing date at an exercise price of $1.00 per share (exercise of the investment warrant may be required in the event that the market price for the common stock exceeds $1.50 per share). These units were issued during the year ended June 30, 2011.

(ii)
During the year ended June 30, 2012, $191,600 was received for subscriptions of 540,640 units consisting of common stock at $0.35 per share and warrants at $0.001 per share of common stock underlying the warrant to purchase 810,960 shares of common stock on or before two years after the closing date at an exercise price of $0.70.

5.	CONVERTIBLE DEBENTURE

During the year ended June 30, 2012, the Company entered into a convertible debenture purchase agreement with Asher Enterprises Inc.  The agreement involved five separate tranches of convertible debentures.  Each tranche is due approximately nine months after this respective issuance.  The five debentures were issued as follows:

●	August 9, 2011 received $53,000 (settled);
●	September 15, 2011 received $50,000 (settled);
●	October 15, 2011 received $35,000 (settled);
●	April 18, 2012 received $53,500; and
●	May 23, 2012 received $78,500.

The convertible debentures pay interest of 8% per annum and can be converted into common stock at the option of the holder at any time after 180 days following the date of issuance.  Each debenture has a variable conversion price equal to 58% of the market price.  Market price is defined as the average of the lowest three trading prices for the Company’s common stock during the ten trading day period ending one trading day prior to the date of conversion notice with a limitation of 4.99% of the issued and outstanding common stock at the time of conversion.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

5.	CONVERTIBLE DEBENTURE (Continued)

The convertible debenture may be repaid by the Company as follows:

●	Outstanding principal multiplied by 135% together with accrued interest and unpaid interest thereon if prepaid within a period of 90 days beginning on the date of the note;
●
Outstanding principal multiplied by 145% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 91 days from the date of the note and ending on the date that is 150 days following the date of the note; and

●
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

During the year ended June 30, 2012, $138,000 of the debenture was settled by issuing 629,158 of the common stock of the Company. $236,926 representing the fair value of the derivative liability and the amortized cost of convertible debenture settled was included as additional paid in capital. For the year ended June 30, 2012, a fair value loss on the derivative liability of $89,326 was recognized in the consolidated statement of operations.

The Company incurred $15,500 in transactions costs in connection with the issuance of the convertible debenture, which has been recorded as a reduction of the carrying value of convertible debenture.

As at June 30, 2012, 301,261 (2011 – nil) shares of common stock of the Company would be required to settle the remaining tranches of convertible debt.

The fair value of the derivative financial liability is calculated using the Black-Scholes valuation method at the consolidated balance sheet date.

The following assumptions were used in determining the weighted average fair value of the derivative financial liability at inception:

	2012	2011

Expected life (years)	0.76	nil
Interest rate	0.71%	nil
Volatility	62.80%	nil
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

5.	CONVERTIBLE DEBENTURE (Continued)

The following assumptions were used in determining the weighted average fair value of the derivative financial liability on settlement:

	2012	2011

Expected life (years)	0.20	nil
Interest rate	0.66%	nil
Volatility	72.76%	nil
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

The following assumptions were used in determining the weighted average fair value of the derivative financial liability at June 30, 2012:

	2012	2011

Expected life (years)	0.62	nil
Interest rate	0.94%	nil
Volatility	70.20%	nil
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

The carrying value of the convertible debenture is as follows:

	2012	2011

Fair value at inception of the loan	$158,500	$0
Interest accrued	55,174	0
Settlement (issuance of common shares)	(120,318)	0

Carrying amount of convertible debenture	$93,356	$0

The net value of the derivative financial liability is as follows:

	2012	2011

Fair value at inception of the convertible debt	$111,501	$0
Loss on fair value of derivative liability	89,326	0
Settlement (issuance of common shares)	(116,109)	0

Carrying amount of derivative liability	$84,718	$0

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

6.	PROMISSORY NOTE PAYABLE

On December 31, 2011, the Company entered into a promissory note agreement with Jasper Rubber Products, Inc. for $235,129, which bears interest at 18% annually.  Any unpaid principal and unpaid accrued interest is due December 30, 2012, the maturity date.  Any payments made during the year shall be first applied to unpaid accrued interest, then to the reduction of principal and finally to any other accounts payable balances owing at the time of payment.

During the year ended June 30, 2012, $127,804 was repaid by the Company and applied towards accrued interest and principal. Interest expense accrued and paid was $16,370.

7.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

				Period from
				February 12,
				1996
				(Inception)
	Years Ended June 30,			Through
	2012	2011	2010	June 30, 2012

Supplemental Disclosure of Non-Cash Transactions
Shares Issued for
Redemption of preferred shares	$0	$0	$0	$415,000
Property and equipment	$0 0	$0	$0	$23,000
Proprietary agreement	$0	$0	$0	$711,000
Settlement of accounts payable	$0	$0	$0	$228,742
Settlement of convertible debentures	$236,926	$0	$0	$236,926
Services (provided by officers
and directors)	$0	$0	$0	$120,000
Settlement of lawsuit	$0	$0	$0	$60,250
Services	$34,954	$619,284	$81,000	$1,551,022
Subscriptions received	$191,600	$11,250	$0	$57,750
Acquisition of subsidiary	$0	$0	$0	$894,200
Supplemental Cash Flow Information
Interest paid	$0 0	$0	$0	$81,111
Income tax paid	$0 0	$0	$0	$0

8.	RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

(a)	Fair value

The carrying values of cash, accounts payable and accruals and promissory note payable approximate their fair values due to the short-term maturity of these financial instruments.

The convertible debenture was recognized initially at fair value and, thereafter, has been accounted for at amortized cost. The derivative financial liability is carried at fair value, and any gains or losses thereon are recognized in the consolidated statement of operations.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

8.	RISK MANAGEMENT AND FINANCIAL INSTRUMENTS (Continued)

(b)	Credit risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The Company’s financial asset that is exposed to credit risk consists of cash, which is placed with US and Canadian financial institutions.

Concentration of credit risk exists with respect to the Company’s cash as certain amounts are held at US and Canadian financial institutions.  The maximum exposure is as follows:

	2012	2011

Cash (US institution) – Non-FDIC insured	$160,188	$49,624
Cash (CDN institution)	11,985	11,741

	$172,173	$61,365

(c)	Interest rate risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities. The Company is exposed to interest rate price risk to the extent that market interest rates differ from the fixed rate of interest of its convertible debenture (note 5) and promissory note (note 6). In 2012, a 0.38% change would have a $1,000 (2010 - $nil) impact on the Company's net loss and comprehensive loss.

(d)	Currency risk

The Company translates the results of non-US transactions into US dollars using rates of exchange on the date of the transaction.  The exchange rate varies from time to time.  This risk is considered nominal as the Company does not incur significant transactions in currencies other than US dollars.

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

At June 30, 2012 the Company’s cash totalled $172,173 (2011 - $61,365), accounts payable and accruals of $2,032,309 (2011 - $775,747), a convertible debenture of $93,356 (2011 - $nil) and a promissory note payable of $123,696 (2011 - $nil). The accounts payable are due in the first fiscal quarter of 2013. The convertible debenture is payable in common shares of the entity and due during the third fiscal quarter of 2013. The promissory note payable is due December 30, 2012.

The Company requires significant additional funding to meet its administrative overhead costs and maintain its research and development program in fiscal 2013.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

8.	RISK MANAGEMENT AND FINANCIAL INSTRUMENTS (Continued)

(e)	Liquidity risk (Continued)

Financing transactions may include the issuance of equity securities, obtaining additional credit facilities or other financing mechanisms.  However, the trading price of the Company’s common stock and the downturn in the United States stock markets could make it more difficult to obtain financing.

(f)	Classification of financial instruments

At June 30, 2012, the Company’s financial instruments measured at fair value on a recurring basis are cash classified as a “Level 1” financial instrument and derivative financial instrument classified as a “Level 3” financial instrument.

9.	INCOME TAXES

The provision for income taxes consists of the following at June 30:

	2012	2011	2010

Current expense	$0	$0	$0
Deferred benefit	(522,000)	(846,000)	878,000
Increase (decrease) in valuation allowance	522,000	846,000	(878,000)

Total provision for income tax	$0	$0	$0

The total provision differs from the amount computed by applying federal statutory rates to loss before income taxes due to the following at June 30:

	2012	2011	2010

Provision for income tax at the statutory rate of 34%	$(1,001,000)	$(966,000)	$(996,000)

Increase (decrease) in taxes due to
Change in valuation allowance	522,000	846,000	(878,000)
Disallowed expense	2,000	2,000	1,000
Expiration of net operating loss	477,000	118,000	0
Expiration of capital loss	0	0	425,000
Change in deferred stock-based compensation	0	0	1,448,000
Total provision for income tax	$0	$0	$0

The Company has used a federal statutory rate of 34%.  All of the Company's operations are in Washington State, which has no corporation income tax, so no provision for state income tax is needed.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

9.	INCOME TAXES (Continued)

Deferred tax assets and liabilities reflect the tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The Company has net deferred income tax assets which have been reduced to zero through a valuation allowance because of uncertainties relating to utilization of future tax benefits. The increase (decrease) in the valuation allowance for the years ended June 30, 2012, June 30, 2011 and June 30, 2010 are respectively $522,000, $846,000 and ($878,000). The components of the net deferred income tax assets, calculated at an effective rate of 34%, are as follows at June 30:

	2012	2011	2010

Deferred income tax assets
Current deferred tax assets
Accrued liabilities	$0	$0	$14,000
Valuation allowance	0	0	(14,000)

Total current deferred tax assets	0	0	0

Non-current deferred tax assets
Net operating loss carry-forwards	9,455,000	9,048,000	8,102,000
Non-qualified stock options	1,038,000	923,000	762,000
Capital loss carry-forwards	0	0	0
Investment reserve	0	0	247,000
Legal dispute reserve	182,000	182,000	182,000
Basis difference of fixed assets	1,000	1,000	1,000
Valuation allowance	(10,676,000)	(10,154,000)	(9,294,000)

Total non-current deferred tax assets	0	0	0

Non-current deferred tax liabilities	0	0	0

Net deferred tax asset	$0	$0	$0

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

9.	INCOME TAXES (Continued)

For tax purposes, the Company has unused net operating losses available to carry-forward to future tax years.  At June 30, 2012, the amounts and expiration dates of the Company's net operating loss carry-forwards are as follows.

Year Ended	Expires	Amount

June 30, 1998	June 30, 2018	$999,000
June 30, 1999	June 30, 2019	1,361,000
June 30, 2000	June 30, 2020	1,091,000
June 30, 2001	June 30, 2021	2,002,000
June 30, 2002	June 30, 2022	2,527,000
June 30, 2003	June 30, 2023	1,364,000
June 30, 2004	June 30, 2024	2,162,000
June 30, 2005	June 30, 2025	2,208,000
June 30, 2006	June 30, 2026	2,373,000
June 30, 2007	June 30, 2027	1,177,000
June 30, 2008	June 30, 2028	1,676,000
June 30, 2009	June 30, 2029	1,439,000
June 30, 2010	June 30, 2030	1,699,000
June 30, 2011	June 30, 2031	3,129,000
June 30, 2012	June 30, 2032	2,600,000

Total		$27,807,000

Current federal tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change of a corporation.  Accordingly, the Company's ability to utilize net operating loss and tax credit carry-forwards may be limited as a result of such ownership changes, which could result in the expiration of carry-forwards before they are utilized.

For tax purposes, the Company had $1,405,000 unused net operating losses available for carry-forward to future tax years that expired unused as of June 30, 2012.

In July 2006, the FASB released the Final Interpretation No. 48 Accounting for Uncertainty in Income Taxes (formerly FIN 48, now ASC740-10). ASC740-10 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC740-10 also requires additional disclosure of the beginning and ending unrecognized tax benefits and details regarding the uncertainties that may cause the unrecognized benefits to increase within a twelve month period.

The Company has an unrecognized tax benefit of $336,000 as of June 30, 2012, including no accrued amounts for interest and penalties. In addition, the Company has not completed an analysis under IRC section 382 to determine if there have been any direct and/or indirect ownership changes that would limit the use of net operating loss in future years.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

9.	INCOME TAXES (Continued)

The Company’s policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. The Company is subject to income tax examinations for US income taxes from the year ended June 30, 1996 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2013.

10.	LOSS PER SHARE

	Income (Numerator)	Weighted Average Number of Shares (Denominator)	Loss Per Share

2012
Loss for the year	$(3,400,434)
Preferred stock dividends	(15,460)

Loss attributable to common shareholders	$(3,415,894)	59,780,612	$(0.06)

2011
Loss for the year	$(2,841,285)
Preferred stock dividends	(15,460)

Loss attributable to common shareholders	$(2,856,745)	56,487,578	$(0.05)

2010
Loss for the year	$(2,929,737)
Preferred stock dividends	(15,462)

Loss attributable to common shareholders	$(2,945,199)	51,520,654	$(0.06)

Common share equivalents consisting of stock options and warrants are not considered in the computation of diluted loss per share because their effect would be anti-dilutive.

11.	RELATED PARTY TRANSACTIONS

There were no related party transactions during the years ended June 30, 2012, 2011 or 2010. As at June 30, 2012, $245,545 (2011 - $5,160) was included in accounts payable and accrued liabilities owed to the Company’s CFO and CEO for outstanding management fees and business related reimbursements.

12.	SEGMENTED INFORMATION

The Company operates primarily in one business segment, the development of electronically-conductive resin-based materials, with operations located in the United States.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2012, 2011 and 2010
(US Dollars)

13.	COMMITMENTS

During the year ended June 30, 2011, the Company entered into:

(a)
A Consulting and Confidentiality Agreement with a director, dated December 1, 2010, engaging the individual to provide certain consulting services to the Company. The term of the agreement expires on November 30, 2013 and the Company shall pay monthly consulting fees of $14,000 and issue 150,000 shares of common stock upon the execution of the agreement and an additional 100,000 shares of common stock upon the six-month anniversary of the execution date (not yet issued). The Company granted 600,000 stock options (note 4(c)) and an additional 1,250,000 stock options on the first anniversary of the execution date of the agreement (not yet issued).

(b)
A Consulting and Confidentiality Agreement with a consultant, dated April 15, 2011, engaging the individual to provide certain consulting services to the Company. The term of the agreement expires on April 15, 2014 and the Company shall pay monthly consulting fees of $14,000 and issue 150,000 shares of common stock upon the execution of the agreement (not yet issued) and an additional 100,000 shares of common stock upon the six-month anniversary of the execution date. The Company granted 600,000 stock options (note 4(c)) and an additional 1,250,000 stock options on the first anniversary of the execution date of the agreement (not yet issued).

(c)
A Consulting and Confidentiality Agreement with a consultant, dated June 1, 2011, engaging the individual to provide certain consulting services to the Company. The term of the agreement expires on June 1, 2014 and the Company shall pay monthly consulting fees of $14,000 and issue 150,000 shares of common stock upon the execution of the agreement (not yet issued) and an additional 100,000 shares of common stock upon the six-month anniversary of the execution date. The Company granted 600,000 stock options (note 4(c)) and an additional 1,250,000 stock options on the first anniversary of the execution date of the agreement (not yet issued).

(d)
A Consulting and Confidentiality Agreement with a consultant, dated June 1, 2011, engaging the individual to provide certain consulting services to the Company. The term of the agreement expires on June 1, 2014 and the Company shall pay monthly consulting fees of $12,000 and issue 112,500 shares of common stock upon the execution of the agreement (not yet issued) and an additional 75,000 shares of common stock upon the six-month anniversary of the execution date. The Company granted 450,000 stock options (note 4(c)) and an additional 1,000,000 stock options on the first anniversary of the execution date of the agreement (not yet issued).

14.	SUBSEQUENT EVENT

Subsequent to June 30, 2012, the Company issued 1,398,333 units, each unit consisting of one share of common stock at $0.30 and one warrant at $0.001. Each warrant entitles the holder to purchase one share of common stock on or before two years after the closing date at an exercise price of $0.70.