Form 10-Q
period 2012-09-30
INTEGRAL TECHNOLOGIES INC
filed 2012-11-14
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of September  30, 2012, there were 65,297,626  outstanding shares of the Registrant's Common Stock, $0.001 par value.

INTEGRAL TECHNOLOGIES, INC.
September 30, 2012 QUARTERLY REPORT ON FORM 10-Q

Table of Contetns

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(US Dollars)

	September 30, 2012	June 30, 2012
	(Unaudited)
Assets

Current
Cash	$321,890	$172,173
Prepaid expenses	111,276	19,723

Total Assets	$433,166	$191,896

Liabilities

Current
Accounts payable and accruals	$2,353,369	$2,032,309
Promissory note payable (note 10)	79,461	123,696
Loan payable (note 11)	103,423	0
Convertible debenture (note 9)	129,576	93,356
Derivative financial liability (note 9)	105,610	84,718

Total Liabilities	2,771,439	2,334,079

Stockholders’ Deficit (note 3)

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
20,000,000 shares authorized 308,538 issued and outstanding	308,538	308,538
Common Stock and Paid-in Capital in Excess of $0.001 Par Value
150,000,000 shares authorized 65,297,626 (June 30, 2012 - 62,368,653) issued and outstanding	38,791,694	37,655,315
Promissory Notes Receivable	(29,737)	(29,737)
Share Subscriptions	148,769	191,600
Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(41,603,804)	(40,314,166)

Total Stockholders’ Deficit	(2,338,273)	(2,142,183)

Total Liabilities and Stockholders’ Equity	433,166	191,896

See notes to consolidated financial statements.

Table of Contetns

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
(US Dollars)

	Three Months Ended September 30,		Period from February 12, 1996 (Inception) to September 30,
	2012	2011	2012

Revenue	$0	$0	$249,308
Cost of Sales	0	0	216,016
	0	0	33,292
Other Income	65	0	869,471
	65	0	902,763

Expenses
Consulting	824,381	486,265	12,164,004
Legal and accounting	112,433	58,165	5,253,730
Salaries and benefits	110,000	110,000	11,549,316
Research and development	78,104	41,760	2,284,441
General and administrative	58,528	49,972	1,630,499
Travel and entertainment	35,557	24,056	1,698,215
Bank charges and interest, net	25,879	193	307,558
Rent	19,632	16,717	680,107
Telephone	7,984	9,610	544,569
Advertising	7,000	4,139	363,591
Fair value loss on derivative financial liability	6,340	0	95,666
Financing fees	0	2,800	129,043
Write-down of license and operating assets	0	0	1,855,619
Write-off of investments	0	0	1,250,000
Non-competition agreement	0	0	711,000
Interest on beneficial conversion feature	0	0	566,455
Bad debts	0	0	46,604
Settlement of lawsuit	0	0	45,250
Amortization	0	0	324,386

	1,285,838	803,677	41,500,053

Net Loss for Period	$(1,285,773)	$(803,677)	$(40,597,290)

Loss Per Common Share (note 6)	$(0.02)	$(0.01)

Weighted Average Number of Common Shares Outstanding	62,461,528	58,304,000

See notes to consolidated financial statements.

Table of Contetns

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, June 30, 2011	58,296,760	$35,858,822	308,538	$308,538	$(29,737)	$0	$46,267	$(36,898,272)	$(714,382)

Shares issued for
Services	77,755	34,954	0	0	0	0	0	0	34,954
Cash	3,364,980	1,147,915	0	0	0	0	0	0	1,147,915
Settlement of convertible debenture	629,158	236,926	0	0	0	0	0	0	236,926
Dividends on preferred stock	0	0	0	0	0	0	0	(15,460)	(15,460)
Subscriptions received	0	0	0	0	0	191,600	0	0	191,600
Stock-based compensation	0	376,698	0	0	0	0	0	0	376,698
Net loss for year	0	0	0	0	0	0	0	(3,400,434)	(3,400,434)

Balance, June 30, 2012	62,368,653	37,655,315	308,538	308,538	(29,737)	191,600	46,267	(40,314,166)	(2,142,183)

Shares issued for
Services	997,500	349,125	0	0	0	0	0	0	349,125
Cash	1,931,473	608,898	0	0	0	(186,600)	0	0	422,298
Dividends on preferred stock	0	0	0	0	0	0	0	(3,865)	(3,865)
Subscriptions received	0	0	0	0	0	143,769	0	0	143,769
Stock-based compensation	0	178,356	0	0	0	0	0	0	178,356
Net loss for period	0	0	0	0	0	0	0	(1,285,773)	(1,285,773)

Balance, September 30, 2012 (Unaudited)	65,297,626	$38,791,694	308,538	$308,538	$(29,737)	$148,769	$46,267	$(41,603,804)	$(2,338,273)

See notes to consolidated financial statements.

Table of Contetns

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
(US Dollars)

	Three Months Ended September 30,		Period from February 12, 1996 (Inception) to September 30,
	2012	2011	2012
Operating Activities
Net loss	$(1,285,773)	$(803,677)	(40,597,290)
Items not involving cash
Write-down of investment	0	0	1,250,000
Proprietary, non-competition agreement	0	0	711,000
Amortization	0	0	349,941
Other income	0	0	(658,305)
Consulting services	349,125	7,800	2,484,665
Stock-based compensation	178,356	95,465	8,059,406
Interest on derivative financial liability	20,772	0	75,946
Fair value loss on derivative financial liability	6,340	0	95,666
Interest on beneficial conversion feature	0	0	566,456
Settlement of lawsuit	0	0	60,250
Write-down of license and operating assets	0	0	1,853,543
Bad debts	0	0	77,712
Changes in non-cash working capital
Prepaid expenses	(91,553)	(1,869)	(111,276)
Accounts payable and accruals	317,195	469,552	2,737,109
Due from affiliated company	0	0	(116,000)
Notes and accounts receivable	0	0	(109,213)
Inventory	0	0	(46,842)
Deferred revenue and other	0	0	(2,609)
Net Cash Used in Operating Activities	(505,538)	(232,729)	(23,319,841)
Investing Activities
Purchase of property, equipment and intangible assets	0	0	(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0	(129,474)
Investment purchase	0	0	(2,000,000)
License agreement	0	0	(124,835)
Net Cash Used in Investing Activities	0	0	(2,455,244)
Financing Activities
Redemption of preferred stock	0	0	(50,000)
Repayment of loan	0	0	(11,000)
Repayment of promissory note	(44,235)	0	(44,235)
Repayments to stockholders	0	0	(91,283)
Loan payable	103,423	0	103,423
Proceeds from issuance of common stock	422,298	23,000	23,889,085
Advances from stockholders	0	0	1,078,284
Share issue costs	0	0	(430,081)
Subscriptions received	143,769	177,308	706,015
Proceeds from convertible debentures, net	30,000	0	900,500
Net Cash Provided by Financing Activities	655,255	200,308	26,050,708
Effect of Foreign Currency Translation on Cash	0	0	46,267
Inflow (Outflow) of Cash	149,717	(32,421)	321,890
Cash, Beginning of Period	172,173	61,365	0
Cash, End of Period	$321,890	$28,944	$321,890
Supplemental Disclosure of Cash Flow Information (note 5)

See notes to consolidated financial statements.

Table of Contetns

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2012
(Unaudited)
(US Dollars)

1.	BASIS OF PRESENTATION

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information.  These financial statements are condensed and do not include all disclosures required for annual financial statements.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements for the year ended June 30, 2012 filed as part of the Company’s June 30, 2012 Form 10-K.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated balance sheet at September 30, 2012 and June 30, 2012, the consolidated results of operations for the three months ended September 30, 2012 and 2011 and the consolidated cash flows for the three months ended September 30, 2012 and 2011. The results of operations for the three months ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	GOING CONCERN

These unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $1,285,773 for the three months ended September 30, 2012 (2011 - $803,677), and an accumulated deficit of $41,603,804 (June 30, 2012 - $40,314,166) and a working capital deficiency of $2,338,273 as at September 30, 2012 (June 30, 2012 - $2,142,183). The Company has not yet commenced revenue-producing operations and has significant expenditure requirements to continue to advance research, developing and commercializing new antenna technologies.  The Company estimates that, without further funding, it will deplete its cash resources in approximately three months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Table of Contetns

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2012
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

During the period ended September 30, 2012, the Company completed two private placements.

i.
The first private placement amounted to $186,600 for the issuance of 533,140 units consisting of common stock at $0.35 per share and warrants at $0.001 per warrant to purchase 799,708 shares of common stock on or before August 31, 2014 at an exercise price of $0.70 per share.

ii.
The second private placement amounted to $422,297 for the issuance of 1,398,333 units consisting of common stock at $0.30 per share and warrants at $0.001 per warrant to purchase 2,796,666 shares of common stock on or before August 31, 2014 at an exercise price of $0.60 per share.

The Company determined that the warrants did not contain any provisions that would preclude equity treatment.

(c)	Stock-based compensation

During the period ended September 30, 2012, the Company recorded stock-based compensation expense with respect to vested stock options and warrants of $178,356 (three months ended September 30, 2011 - $95,465). Of this amount, $178,356 (three months ended September 30, 2011 - $95,465) is included in consulting fees.

Stock-based compensation not yet recognized at September 30, 2012 relating to non-vested stock options and warrants was $71,227 and $12,662, which will be recognized over a weighted average period of 0.59 and 0.27 years, respectively.

Table of Contetns

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2012
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ DEFICIT (continued)

(c)           Stock-based compensation (continued)

The fair value of the Company’s stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30, 2012	September 30, 2011

Expected life (years)	3.52	N/A
Interest rate	1.04%	N/A
Volatility	85.36%	N/A
Dividend yield	0.00%	N/A
Estimated forfeitures	0.00%	N/A

The fair value of the Company’s share purchase warrants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30, 2012	September 30, 2011

Expected life (years)	1.89	N/A
Interest rate	1.01%	N/A
Volatility	60.18%	N/A
Dividend yield	0.00%	N/A
Estimated forfeitures	0.00%	N/A

(d)           Stock options

The following summarizes information about the Company’s options outstanding:

	Number of Options	Price Per Option	Weighted Average Exercise Price

Outstanding, June 30, 2012 and September 30, 2012	6,500,000	$0.25 to $ 1.00	$0.44
Exercisable, September 30, 2012	5,100,000	$0.25 to $ 1.00	$0.40

Table of Contetns

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2012
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ DEFICIT (continued)

(d)           Stock options (continued)

The following summarizes the options outstanding and exercisable:

		Number of Options
Expiry Date	Exercise Price	September 30, 2012	June 30, 2012

December 31, 2012	$0.25	2,500,000	2,500,000
December 31, 2013	$1.00	110,000	110,000
December 31, 2013	$1.00	100,000	100,000
March 9, 2014	$0.25	125,000	125,000
June 1, 2014	$0.85	100,000	100,000
October 15, 2014	$0.50	100,000	100,000
July 31, 2014	$1.00	415,000	415,000
December 1, 2014	$0.50	175,000	175,000
December 1, 2014	$0.85	100,000	100,000
December 31, 2014	$0.25	1,000,000	1,000,000
April 15, 2015	$0.50	100,000	100,000
June 1, 2015	$0.50	175,000	175,000
June 1, 2015	$0.85	100,000	100,000
October 15, 2015	$0.50	100,000	100,000
December 1, 2015	$0.50	175,000	175,000
December 1, 2015	$0.85	100,000	100,000
April 15, 2016	$0.50	100,000	100,000
June 1, 2016	$0.50	175,000	175,000
June 1, 2016	$0.85	100,000	100,000
October 15, 2016	$0.50	100,000	100,000
December 1, 2016	$0.50	175,000	175,000
December 1, 2016	$0.85	100,000	100,000
April 15, 2017	$0.50	100,000	100,000
June 1, 2017	$0.50	175,000	175,000

Total outstanding		6,500,000	6,500,000

Total exercisable		5,100,000	3,950,000

Table of Contetns

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2012
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ DEFICIT (continued)

(d)           Stock options (continued)

The weighted average remaining contractual lives for options outstanding and exercisable at September 30, 2012 are 1.75 and 1.18 years, respectively.

The aggregate intrinsic value of options outstanding as at September 30, 2012 was $326,250 (September 30, 2011 - $688,750) of which $326,250 (September 30, 2011 - $612,750) related to options that were exercisable. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value is the difference between the market value of the shares and the exercise price of the award.

(e)           Stock purchase warrants

Pursuant to a consulting agreement dated July 17, 2012, the Company issued 300,000 share purchase warrants to a consultant for a period of two years. The warrants vest 50% on July 17, 2012, 25% on January 17, 2013 and 20% July 17, 2013. During the three months ending September 30, 2012 150,000 warrants had vested and are fully exercisable and 150,000 warrants remain unvested.

The following summarizes information about the Company’s stock purchase warrants outstanding:

	Number of Warrants	Price Per Share	Weighted Average Exercise Price

Balance, June 30, 2011	6,249,705		$0.74
Issued	4,770,398	$0.57 to $ 1.00	$0.68
Reinstated	3,040,000	$0.50	$0.50

Balance, June 30, 2012	14,060,103		$0.67
Issued	3,896,374	$0.31 to $ 0.70	$0.60

Balance, September 30, 2012	17,956,477		$0.65

Table of Contetns

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2012
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ DEFICIT (continued)

(e)   Stock purchase warrants (continued)

		Number of Warrants
Expiry Date	Exercise Price	September 30, 2012	June 30, 2012

December 31, 2013(1)	$0.50	3,710,000	3,710,000
December 31, 2013(1)	$0.70	3,963,152	3,963,152
December 31, 2013(1)	$1.00	1,358,372	1,358,372
January 3, 2014	$0.70	856,692	856,692
January 31, 2014	$0.70	2,360,459	2,360,459
February 14, 2014(2)	$0.70	300,000	300,000
March 31, 2014	$0.57	1,000,000	1,000,000
November 29, 2016	$0.70	511,428	511,428
August 31, 2014	$0.60	2,796,666	0
August 31, 2014	$0.70	799,708	0
July 15, 2014	$0.31	300,000	0

Total outstanding and exercisable		17,956,477	14,060,103

(1)	During the year ended June 30, 2012, the expiry date of these warrants was extended to December 31, 2013.
(2)	During the year ended June 30, 2012, the expiry date of 300,000 warrants with expiry dates of February 28, 2012, were extended to February 14, 2014.

4.	INCOME TAXES

There are no current or deferred tax expenses for the three months ended September 30, 2012 or 2011 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Table of Contetns

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2012
(Unaudited)
(US Dollars)

5.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three Months Ended September 30,		Period from February 12, 1996 (Inception) to September 30,
	2012	2011	2012

Shares Issued for
Redemption of preferred shares	$0	$0	$415,000
Property and equipment	$0	$0	$23,000
Proprietary agreement	$0	$0	$711,000
Settlement of accounts payable	$0	$0	$228,742
Settlement of convertible debenture	$0	$0	$236,926
Services (provided by officers and directors)	$122,500	$0	$242,500
Settlement of lawsuit	$0	$0	$15,000
Services and financing fees	$226,625	$7,800	$1,777,647
Subscriptions received	$143,769	$0	$393,119
Acquisition of subsidiary	$0	$0	$894,200
Interest paid	$0	$0	$99,424
Income tax paid	$0	$0	$0

6.	LOSS PER SHARE

	Income (Loss) (Numerator)	Weighted Average Number of Shares (Denominator)	Loss Per Share

Three months ended September 30, 2012
Net loss for period	$(1,285,773)
Preferred stock dividends (note 3(a))	(3,865)
Loss attributable to common shareholders	$(1,289,638)	62,461,528	$(0.02)

Three months ended September 30, 2011
Net loss for period	$(803,677)
Preferred stock dividends (note 3(a))	(3,865)
Loss attributable to common shareholders	$(807,542)	58,304,000	$(0.01)

Common share equivalents consisting of convertible preferred stock, stock options and warrants are not considered in the computation of diluted loss per share because their effect would be anti-dilutive.

Table of Contetns

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2012
(Unaudited)
(US Dollars)

7.	RESEARCH AND DEVELOPMENT

As the Company is considered to be in the development stage, all research and development costs are expensed as incurred.

During the three months ended September 30, 2012, the Company sold sample products totalling $nil (three months ended September 30, 2011 - $2,640). This amount has been credited against research and development expenses.

8.	SEGMENT INFORMATION

The Company operates primarily in one business segment with operations located in the United States of America.

9.	CONVERTIBLE DEBENTURE

During the year ended June 30, 2012, the Company entered into a convertible debenture purchase agreement with Asher Enterprises Inc.  The agreement has since resulted in six separate tranches being issued.  Each tranche is due approximately nine months after their respective issuance.  At September 30, 2012 there are three tranches remaining with the first three being settled during the year ended June 30, 2012. The six debentures are summarized as follows:

•	August 9, 2011 received $53,000 (settled);
•	September 15, 2011 received $50,000 (settled);
•	October 15, 2011 received $35,000 (settled);
•	April 18, 2012 received $53,500;
•	May 23, 2012 received $78,500; and
•	July 5, 2012 received $32,500.

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

The convertible debenture may be repaid by the Company as follows:

•	Outstanding principal multiplied by 135% together with accrued interest and unpaid interest thereon if prepaid within a period of 90 days beginning on the date of issuance of the note;
•
Outstanding principal multiplied by 145% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 91 days from the date of issuance of the note and ending on the date that is 150 days following the date of the note; and

•
Outstanding principal multiplied by 150% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 151 days from the date of issuance of the note and ending on the date that is 180 days following the date of the note.

After the expiration of the 180 days following the date of issuance of the note, the Company will have no right of prepayment.

Table of Contetns

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2012
(Unaudited)
(US Dollars)

9.	CONVERTIBLE DEBENTURE (Continued)

The liability component of the convertible debentures was measured at the present value with the embedded conversion feature being treated as a derivative liability with fair value measured at each reporting period.

During the three month period ended September 30, 2012 $nil (year ended June 30, 2012 - $138,000) of the debenture was settled by issuing nil (year ended June 30, 2012 - 629,158) shares of common stock of the Company. During the three months ended September 30, 2012 $nil (year ended June 30, 2012 - $236,926) representing the fair value of the derivative liability and the amortized cost of convertible debenture settled was included as additional paid in capital. For the three month period ended September 30, 2012, a fair value loss on the derivative liability of $6,340 (June 30, 2012 - $89,326) was recognized.

During the three month period ended September 30, 2012 the Company incurred $2,500 (June 30, 2011, $15,500) in transactions costs in connection with the issuance of the convertible debenture, which has been recorded as a reduction of the carrying value of convertible debenture.

As at September 30, 2012, 683,896 (June 30, 2012, 301,261) shares of common stock of the Company would be required to settle the remaining tranches of convertible debt.

The fair value of the derivative financial liability is calculated using the Black-Scholes valuation method at the consolidated balance sheet date.

The following assumptions were used in determining the weighted average fair value of the derivative financial liability at inception:

	September 30, 2012	June 30, 2012

Expected life (years)	0.76	0.76
Interest rate	1.11%	0.71%
Volatility	76.27%	62.80%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

The following assumptions were used in determining the weighted average fair value of the derivative financial liability on settlement:

	September 30, 2012	June 30, 2012

Expected life (years)	N/A	0.20
Interest rate	N/A	0.66%
Volatility	N/A	72.76%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

Table of Contetns

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2012
(Unaudited)
(US Dollars)

9.	CONVERTIBLE DEBENTURE (Continued)

The following assumptions were used in determining the weighted average fair value of the derivative financial liability at September 30, 2012:

	September 30, 2012	June 30, 2012

Expected life (years)	0.64	0.62
Interest rate	1.04%	0.94%
Volatility	53.28%	70.20%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

The carrying value of the convertible debenture is as follows:

	September 30, 2012	June 30, 2012

Fair value of loans, opening	$93,356	$0
Fair value at inception of new tranche	15,448	158,500
Interest accrued	20,772	55,174
Settlement (issuance of common shares)	0	(120,318)

Carrying amount of convertible debenture	$129,576	$93,356

The net value of the derivative financial liability is as follows:

	September 30, 2012	June 30, 2012

Fair value of derivative liability, opening	$84,718	$0
Fair value at inception of new tranche	14,552	111,501
Gain on fair value of derivative liability	6,340	89,326
Settlement (issuance of common shares)	0	(116,109)

Carrying amount of derivative liability	$105,610	$84,718

10.	PROMISSORY NOTE PAYABLE

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

During the three month period ended September 30, 2012, $48,848 (year ended June 30, 2012 - $127,804) was repaid by the Company and applied towards accrued interest and principal. As at September 30, 2012 interest expense accrued was $4,614 (June 30, 2012, $16,370) and paid was $3,132 (June 30, 2012, $16,370).

Table of Contetns

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2012
(Unaudited)
(US Dollars)

11.	LOAN PAYABLE

On September 1, 2012, the Company entered into a financing arrangement with AON Premium Finance LLC to cover directors and officers liability insurance for the period beginning September 1, 2012 and ending September 1, 2013. The amount financed totals $103,423, which bears interest at 4.99% annually. A total of nine monthly payments of $11,704 consisting of principal and interest are required to be paid to settle amounts owing.

Table of Contetns

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Forward Looking Statements

Statements contained herein that are not historical facts are forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements.  Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, our ability to compete as a start-up company in a highly competitive market, our access to sources of capital, and other risks and uncertainties described in our annual report on Form 10-K for the fiscal year ended June 30, 2012 as filed with the Securities and Exchange Commission on September 28, 2012, and available at www.sec.gov.

This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q.  Our actual results could differ materially from those discussed here. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

Integral has one pending US trademark application for ELECTRIPLASTTM, one registered US trademark for ELECTRIPLAST®, a registered US trademark for INTEGRAL (with design)®, and a pending US trademark application for WHERE LIGHTWEIGHTING STARTSTM.  In addition, Integral has pending trademark applications in China, Europe, Japan, Korea and Taiwan for ELECTRIPLAST®.  These applications and registration establish rights for the use of these marks in commerce.

Financial Condition

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From the Company’s incorporation on February 12, 1996 through September 30, 2012, we have accrued an accumulated deficit of approximately $41,603,804.

At September 30, 2012, our current assets totaled $433,166, which consisted of cash equal to $321,890 and prepaid expenses of $111,276.  All of our property and equipment has been fully depreciated.

Table of Contetns

At September 30, 2012 our current liabilities totaled $2,771,439 consisting of accounts payable and accruals of $2,353,369, promissory note payable of $79,461, loan payable of $103,423, convertible debenture of $129,576 and derivative financial liability of $105,610.  Of the accounts payable and accruals total, payables for legal fees (including associated filing fees) related to patent filings accounted for approximately $535,000 of the total.  The convertible debentures were measured at the present value with the embedded conversion feature being treated as a derivative liability with fair value measured at each reporting date. During the quarter, interest expense of $20,772 was accrued on the convertible debenture and fair value loss on the derivative liability of $6,340 was put through the consolidated statement of operations. $48,848 was paid towards the outstanding principle and accrued interest on the promissory note with $4,614 in interest recorded to the consolidated statement of operations.

At September 30, 2012, our total stockholder’s deficit was $2,338,273.

Results of Operations for the Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011

Our net loss for the quarter ended September 30, 2012 was $1,285,773 compared to a net loss of $803,677 for the corresponding period of the prior fiscal year.  The increase of $482,096 was primarily a result of an increase in consulting fees of $338,116 relating to the fair value of common shares of the Company issued in accordance with consulting agreements, an increase in legal and accounting of $54,268, an increase in interest expense of $25,686 due to interest on the promissory note and accretion expense being recorded on the convertible debenture and an increase of $6,340 resulting from a fair value change on the derivative liability.

Total expenses for the quarter ended September 30, 2012 was $1,285,838 compared to expenses of $803,677 for the corresponding period of the prior fiscal year.  The increase of $482,161 is described in the above paragraph.

Consulting expenses during the quarter ended September 30, 2012 were $824,381 which included issuances of shares in consideration for consulting services in the amount of $349,125 and $178,356 for non-cash stock based compensation charges. In the corresponding period of the prior fiscal year, consulting expenses were $486,265 which included issuances of shares in consideration for consulting services in the amount of $7,800, and $95,465 for non-cash stock based compensation charges for the vesting of options previously issued.

Salaries and benefits expenses during the quarter ended September 30, 2012, were $110,000. In the corresponding period of the prior fiscal year, salaries and benefits expenses were $110,000.

Research and development costs of $78,104 during the quarter ended September 30, 2012, are attributable to refining the manufacturing process of our ElectriPlast™ material. In the corresponding period of the prior fiscal year, research and development costs totaled $41,760 for an increase of $36,344, which was primarily attributable to the purchase of material

For the three months ended September 30, 2012, our cash used in operating activities was $549,773 compared to $232,729 used in the corresponding period of the prior fiscal year representing an increase of $317,044.

For the three months ended September 30, 2012, our cash provided by financing activities was $699,490 compared to $200,308 provided in the corresponding period of the prior fiscal year. The difference of $499,182 was mainly due to increase in private placement proceeds during the three months ended September 30, 2012.

Critical Accounting Policies and Estimates

The details of the critical accounting policies relevant to the Company are set out note 2 of the audited financial statements for the year ended June 30, 2012, filed with the Securities and Exchange Commission on September 28, 2012. There have been no material changes to our critical accounting policies as described in Item 7 of our most recent annual report on Form 10-K for the year ended June 30, 2012.

Management does not believe that any new accounting pronouncements not yet effective will have any material effect on the Company’s consolidated financial statements if adopted.

Liquidity and Capital Resources

Since inception we have funded our operations through capital fundraising, issuance of convertible debt and loans from management. As of September 30, 2012, we had $321,890, in cash on hand.

Management believes that there is adequate cash on hand to fund operations over the next three months and that further equity funding will be required thereafter.  There can be no assurance that additional equity financing will be available on terms satisfactory to us, or at all, and if funds are raised in the future through issuance of preferred stock, these securities could have rights, privileges or preference senior to those of our common stock. Further, any sale of newly issued equity securities could result in additional dilution to our current shareholders.

We are not in the manufacturing business and do not expect to make any capital purchases of a manufacturing plant or significant equipment in the next twelve months.

Table of Contetns

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended September 31, 2012, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended September 30, 2012, the Company completed two private placements.

i.
The first private placement amounted to $186,600 for the issuance of 533,140 units consisting of common stock at $0.35 per share and warrants at $0.001 per warrant to purchase 799,708 shares of common stock on or before August 31, 2014 at an exercise price of $0.70 per share.

ii.
The second private placement amounted to $422,297 for the issuance of 1,398,333 units consisting of common stock at $0.30 per share and warrants at $0.001 per warrant to purchase 2,796,666 shares of common stock on or before August 31, 2014 at an exercise price of $0.60 per share.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

Table of Contetns

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

Table of Contetns

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integral Technologies, Inc.

	By:	/s/ Doug Bathauer
Doug Bathauer, Chief Executive Officer and Principal Executive Officer

	By:	/s/ William A. Ince
William A. Ince, Chief Financial Officer and Principal Accounting Officer

Date: November 14, 2012

Table of Contetns

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