Form 10-Q/A
period 2012-09-30
INTEGRAL TECHNOLOGIES INC
filed 2012-11-16
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPANATORY NOTE

This Amendment No. 1 on Form 10-Q (this “Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2012 as filed with the Securities and Exchange Commission on November 14, 2012, and is being filed solely to amend the first page, being the cover page, in order to correct a typographical error in the first paragraph of the cover page reading as “Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)…………” On the original 10-Q the “No” box was inadvertently checked, whereas  the “Yes” box should have been checked as shown above on this amendment.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the original filing in any way. Those sections of the original filing that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the original filing. Furthermore, the Amendment does not reflect events occurring after the filing of the original filing. Accordingly, the Amendment should be read in conjunction with the original filing, as well as the Company’s other filings made with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, subsequent to the filing of the original filing.