Form 10-Q
period 2012-12-31
INTEGRAL TECHNOLOGIES INC
filed 2013-02-14
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2012.

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 0-28353

INTEGRAL TECHNOLOGIES, INC.
(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0163519
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of December 31, 2012, there were 65,685,656  outstanding shares of the Registrant's Common Stock, $0.001 par value.

INTEGRAL TECHNOLOGIES, INC.
December 31, 2012 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(US Dollars)

	December 31, 2012	June 30, 2012
	(Unaudited)
Assets

Current
Cash	$284,222	$172,173
Prepaid expenses	80,928	19,723

Total Assets	$365,150	$191,896

Liabilities

Current
Accounts payable and accruals	$2,410,715	$2,032,309
Promissory note payable (note 10)	60,529	123,696
Loan payable (note 11)	67,273	0
Convertible debenture (note 9)	48,773	93,356
Derivative financial liability (note 9)	56,426	84,718
Redeemable preferred stock (note 12)	120,000	0

	2,763,716	2,334,079
Redeemable preferred stock (note 12)	180,000	0

Total Liabilities	2,943,716	2,334,079

Stockholders’ Deficit (note 3)

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
20,000,000 shares authorized 308,538 issued and outstanding (note 12)	237,950	308,538
Common Stock and Paid-in Capital in Excess of $0.001 Par Value
150,000,000 shares authorized 65,685,656 (June 30, 2012 - 62,368,653) issued and outstanding	38,995,032	37,655,315
Promissory Notes Receivable	(29,737)	(29,737)
Share Subscriptions	556,223	191,600
Accumulated Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(42,384,301)	(40,314,166)

Total Stockholders’ Deficit	(2,578,566)	(2,142,183)

Total Liabilities and Stockholders’ Equity	$365,150	$191,896

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited) (US Dollars)

	Three Months Ended December 31,		Six Months Ended December 31,		Period from February 12, 1996 (Inception) to December 31,
	2012	2011	2012	2011	2012
Revenue	$0	$0	$0	$0	$249,308
Cost of Sales	0	0	0	0	216,016
	0	0	0	0	33,292
Other Income	48	0	113	0	869,519
	48	0	113	0	902,811

Expenses
Consulting	402,520	463,508	1,226,901	949,773	12,594,756
Legal and accounting	122,953	111,818	235,386	169,983	11,674,702
Salaries and benefits	55,000	110,000	165,000	220,000	5,306,297
Research and development (note 7)	5,591	80,889	83,695	122,649	2,290,032
General and administrative	54,432	24,424	112,960	78,535	1,684,931
Travel and entertainment	42,843	58,638	78,400	82,694	1,741,058
Bank charges and interest, net	34,509	27,343	60,388	27,536	342,067
Rent	18,174	16,181	37,806	32,898	698,281
Telephone	7,714	1,455	15,698	11,065	552,283
Advertising	500	0	7,500	0	364,091
Fair value loss on derivative financial liability	58,118	0	64,458	0	153,784
Net gain on settlement of convertible debenture	(26,189)	0	(26,189)	0	(26,189)
Gain on extinguishment of debt (note 12)	(228,897)	0	(228,897)	0	(228,897)
Financing fees	0	0	0	2,800	129,043
Write-down of license and operating assets	0	0	0	0	1,855,619
Write-off of investments	0	0	0	0	1,250,000
Non-competition agreement	0	0	0	0	711,000
Interest on beneficial conversion feature	0	0	0	0	566,455
Bad debts	0	0	0	0	46,604
Settlement of lawsuit	0	0	0	0	45,250
Amortization	0	0	0	0	324,386
	547,268	894,256	1,833,106	1,697,933	42,075,553

Net Loss for Period	$(547,220)	$(894,256)	$(1,832,993)	$(1,697,933)	$(41,172,742)

Loss Per Share (note 6)	$(0.01)	$(0.02)	$(0.03)	$(0.03)

Weighted Average Number of Common Shares Outstanding	65,507,394	58,532,450	65,403,372	58,363,407

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, June 30, 2011	58,296,760	$35,858,822	308,538	$308,538	$(29,737)	$0	$46,267	$(36,898,272)	$(714,382)

Shares issued for
Services	77,755	34,954	0	0	0	0	0	0	34,954
Cash	3,364,980	1,147,915	0	0	0	0	0	0	1,147,915
Settlement of convertible debenture	629,158	236,926	0	0	0	0	0	0	236,926
Dividends on preferred stock	0	0	0	0	0	0	0	(15,460)	(15,460)
Subscriptions received	0	0	0	0	0	191,600	0	0	191,600
Stock-based compensation	0	376,698	0	0	0	0	0	0	376,698
Net loss for year	0	0	0	0	0	0	0	(3,400,434)	(3,400,434)

Balance, June 30, 2012	62,368,653	37,655,315	308,538	308,538	(29,737)	191,600	46,267	(40,314,166)	(2,142,183)

Shares issued for
Services	997,500	349,125	0	0	0	0	0	0	349,125
Cash, net	1,931,473	584,915	0	0	0	(186,600)	0	0	398,315
Settlement of convertible debenture	388,030	121,801	0	0	0	0	0	0	121,801
Dividends on preferred stock	0	0	0	0	0	0	0	(7,730)	(7,730)
Redeemable preferred stock (note 12)	0	0	0	(70,588)	0	0	0	(229,412)	(300,000)
Subscriptions received	0	0	0	0	0	551,223	0	0	551,223
Stock-based compensation	0	283,876	0	0	0	0	0	0	283,876
Net loss for period	0	0	0	0	0	0	0	(1,832,993)	(1,832,993)

Balance, December 31, 2012 (Unaudited)	65,685,656	$38,995,032	308,538	$237,950	$(29,737)	$556,223	$46,267	$(42,384,301)	$(2,578,566)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited) (US Dollars)

	Six Months Ended December 31,		Period from February 12, 1996 (Inception) to December 31,
	2012	2011	2012
Operating Activities
Net loss	$(1,832,993)	$(1,697,933)	$(41,172,742)
Items not involving cash
Write-down of investment	0	0	1,250,000
Proprietary, non-competition agreement	0	0	711,000
Amortization	0	0	349,941
Other income	0	0	(658,305)
Consulting services	349,125	15,461	2,484,665
Stock-based compensation	283,876	197,974	8,193,158
Interest on convertible debenture	51,522	27,104	106,696
Fair value loss on derivative financial liability	64,458	0	153,784
Net gain on settlement of convertible debenture	(26,189)	0	(26,189)
Gain on extinguishment of debt (note 12)	(228,897)	0	(228,897)
Interest on beneficial conversion feature	0	0	566,456
Settlement of lawsuit	0	0	60,250
Write-down of license and operating assets	0	0	1,853,542
Bad debts	0	0	77,712
Changes in non-cash working capital
Prepaid expenses	(61,205)	0	(80,927)
Notes and accounts receivable	0	0	(109,213)
Inventory	0	0	(46,842)
Accounts payable and accruals	599,573	861,631	3,019,487
Due from affiliated company	0	0	(116,000)
Deferred revenue and other	0	0	(2,609)
Net Cash Used in Operating Activities	(800,730)	(595,763)	(23,615,033)
Investing Activities
Purchase of property, equipment and intangible assets	0	0	(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0	(129,474)
Investment purchase	0	0	(2,000,000)
License agreement	0	0	(124,835)
Net Cash Used in Investing Activities	0	0	(2,455,244)
Financing Activities
Redemption of preferred stock	0	0	(50,000)
Repayment of loan	0	0	(11,000)
Repayment of promissory note	(63,167)	0	(63,167)
Repayments to stockholders	0	0	(91,283)
Loan payable	67,273	0	67,273
Proceeds from issuance of common stock	398,315	202,000	23,721,333
Advances from stockholders	0	0	1,078,284
Share issue costs	0	0	(430,081)
Subscriptions received	551,223	443,333	1,257,238
Proceeds from (repayment of) convertible debentures, net	(40,865)	138,500	829,635
Net Cash Provided by Financing Activities	912,779	783,833	26,308,232
Effect of Foreign Currency Translation on Cash	0	0	46,267
Inflow of Cash	112,049	188,070	284,222
Cash, Beginning of Period	172,173	61,365	0
Cash, End of Period	$284,222	$249,435	$284,222

Supplemental Disclosure of Cash Flow Information (note 5)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2012
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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated balance sheets at December 31, 2012 and June 30, 2012, the consolidated results of operations for the three and six months ended December 31, 2012 and 2011 and the consolidated cash flows for the six months ended December 31, 2012 and 2011. The results of operations and cash flows for the three months ended December 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.	GOING CONCERN

These unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $1,832,993 for the six months ended December 31, 2012 (2011 - $1,697,933), and an accumulated deficit of $42,384,301 (June 30, 2012 - $40,314,166) and a working capital deficiency of $2,398,566 as at December 31, 2012 (June 30, 2012 - $2,142,183). The Company has not yet commenced revenue-producing operations and has significant expenditure requirements to continue to advance research, developing and commercializing new antenna technologies.  The Company estimates that, without further funding, it will deplete its cash resources within three months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
Six Months Ended December 31, 2012
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

During the period ended December 31, 2012, the Company completed two private placements.

(i)
The first private placement amounted to $186,600 for the issuance of 533,140 units consisting of common stock at $0.35 per share and warrants at $0.001 per warrant to purchase 799,708 shares of common stock on or before August 31, 2014 at an exercise price of $0.70 per share.

(ii)
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

During the period ended December 31, 2012, the Company recorded stock-based compensation expense with respect to vested stock options and warrants and modified stock options of $283,876 (six months ended December 31, 2011 - $197,974), which has been included in consulting fees.

Stock-based compensation not yet recognized at December 31, 2012 relating to non-vested stock options and warrants was $34,867 and $3,697, which will be recognized over a weighted average period of 0.44 years and 0.15 years, respectively.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2012
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ DEFICIT (continued)

(d)	Stock options

The following summarizes information about the Company’s options outstanding:

	Number of Options	Price Per Option	Weighted Average Exercise Price

Outstanding, June 30, 2012 and December 31, 2012	6,500,000	$ 0.25 to $ 1.00	$ 0.44
Exercisable, December 31, 2012	5,475,000	$ 0.25 to $ 1.00	$ 0.42

The following summarizes the options outstanding and exercisable:

		Number of Options
Expiry Date	Exercise Price	December 31, 2012	June 30, 2012
December 31, 2013(1)	$0.25	2,500,000	2,500,000
December 31, 2013	$1.00	210,000	210,000
March 9, 2014	$0.25	125,000	125,000
June 1, 2014	$0.85	100,000	100,000
October 15, 2014	$0.50	100,000	100,000
July 31, 2014	$1.00	415,000	415,000
December 1, 2014	$0.50	175,000	175,000
December 1, 2014	$0.85	100,000	100,000
December 31, 2014	$0.25	1,000,000	1,000,000
April 15, 2015	$0.50	100,000	100,000
June 1, 2015	$0.50	175,000	175,000
June 1, 2015	$0.85	100,000	100,000
October 15, 2015	$0.50	100,000	100,000
December 1, 2015	$0.50	175,000	175,000
December 1, 2015	$0.85	100,000	100,000
April 15, 2016	$0.50	100,000	100,000
June 1, 2016	$0.50	175,000	175,000
June 1, 2016	$0.85	100,000	100,000
October 15, 2016	$0.50	100,000	100,000
December 1, 2016	$0.50	175,000	175,000
December 1, 2016	$0.85	100,000	100,000
April 15, 2017	$0.50	100,000	100,000
June 1, 2017	$0.50	175,000	175,000

Total outstanding		6,500,000	6,500,000
Total exercisable		5,475,000	3,950,000

(1)	During the six months ended December 31, 2012, the expiry date of these options was extended from December 31, 2012 to December 31, 2013.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2012
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ DEFICIT (continued)

(d)	Stock options (continued)

The weighted average remaining contractual lives for options outstanding and exercisable at December 31, 2012 are 1.89 years and 1.52 years, respectively.

The aggregate intrinsic value of options outstanding as at December 31, 2012 was $72,500 (December 31, 2011 - $688,750) of which $72,500 (December 31, 2011 - $612,750) related to options that were exercisable. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value is the difference between the market value of the shares and the exercise price of the award.

(e)	Stock purchase warrants

Pursuant to a consulting agreement dated July 17, 2012, the Company issued 300,000 share purchase warrants to a consultant for a period of two years at an exercise price of $0.31 per share. The warrants vest as to 50% on July 17, 2012, 25% on January 17, 2013 and 25% on July 17, 2013. During the six months ended December 31, 2012, 150,000 warrants vested and are fully exercisable and 150,000 warrants remain unvested.

The following summarizes information about the Company’s stock purchase warrants outstanding:

	Number of Warrants	Price Per Warrant	Weighted Average Exercise Price

Balance, June 30, 2011	6,249,705		$0.74
Issued	4,770,398	$0.57 to $ 1.00	$0.68
Reinstated	3,040,000	$0.50	$0.50

Balance, June 30, 2012	14,060,103		$0.67
Issued	3,896,374	$0.31 to $ 0.70	$0.60

Balance, December 31, 2012	17,956,477	$0.25 to $ 1.00	$0.65
Exercisable, December 31, 2012	17,806,477	$0.25 to $ 1.00	$0.65

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2012
(Unaudited)
(US Dollars)

3.	STOCKHOLDERS’ DEFICIT (continued)

(e)	Stock purchase warrants (continued)

		Number of Warrants
Expiry Date	Exercise Price	December 31, 2012	June 30, 2012
December 31, 2013(1)	$0.50	3,710,000	3,710,000
December 31, 2013(1)	$0.70	3,963,152	3,963,152
December 31, 2013(1)	$1.00	1,358,372	1,358,372
January 3, 2014	$0.70	856,692	856,692
January 31, 2014	$0.70	2,360,459	2,360,459
February 14, 2014(2)	$0.70	300,000	300,000
March 31, 2014	$0.57	1,000,000	1,000,000
November 29, 2016	$0.70	511,428	511,428
August 31, 2014	$0.60	2,796,666	0
August 31, 2014	$0.70	799,708	0
July 17, 2014	$0.31	300,000	0

Total outstanding		17,956,477	14,060,103

Total exercisable		17,806,477	14,060,103

(1)	During the year ended June 30, 2012, the expiry date of these warrants was extended to December 31, 2013.

(2)	During the year ended June 30, 2012, the expiry date of 300,000 warrants with expiry dates of February 28, 2012, were extended to February 14, 2014.

4.	INCOME TAXES

There are no current or deferred tax expenses for the six months ended December 31, 2012 or 2011 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2012
(Unaudited)
(US Dollars)

5.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six Months Ended December 31,		Period from February 12, 1996 (Inception) to December 31,
	2012	2011	2012

Shares Issued for
Redemption of preferred shares	$0	$0	$415,000
Property and equipment	$0	$0	$23,000
Proprietary agreement	$0	$0	$711,000
Settlement of accounts payable	$0	$0	$228,742
Settlement of convertible debenture	$121,801	$0	$358,727
Services (provided by officers and directors)	$122,500	$0	$242,500
Settlement of lawsuit	$0	$0	$15,000
Services and financing fees	$226,625	$15,461	$1,777,647
Subscriptions received	$0	$0	$249,350
Acquisition of subsidiary	$0	$0	$894,200
Interest paid	$0	$0	$99,424
Income tax paid	$0	$0	$0

6.	LOSS PER SHARE

	Loss (Numerator)	Weighted Average Number of Shares (Denominator)	Loss Per Share

Three months ended December 31, 2012
Net loss for period	$(547,220)
Preferred stock dividends (note 3(a))	(3,865)
Loss attributable to common shareholders	$(551,085)	65,507,394	$(0.01)
Three months ended December 31, 2011
Net loss for period	$(894,256)
Preferred stock dividends (note 3(a))	(3,865)
Loss attributable to common shareholders	$(898,121)	58,532,450	$(0.02)
Six months ended December 31, 2012
Net loss for period	$(1,832,993)
Preferred stock dividends (note 3(a))	(7,730)
Loss attributable to common shareholders	$(1,840,723)	65,403,372	$(0.03)
Six months ended December 31, 2011
Net loss for period	$(1,697,933)
Preferred stock dividends (note 3(a))	(7,730)
Loss attributable to common shareholders	$(1,705,663)	58,363,407	$(0.03)

Common share equivalents consisting of convertible preferred stock, stock options and warrants are not considered in the computation of diluted loss per share because their effect would be anti-dilutive.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2012
(Unaudited)
(US Dollars)

7.	RESEARCH AND DEVELOPMENT

As the Company is considered to be in the development stage, all research and development costs are expensed as incurred.

During the six months ended December 31, 2012, the Company sold sample products totalling $14,898 (six months ended December 31, 2011 - $2,640). This amount has been credited against research and development expenses.

8.	SEGMENT INFORMATION

The Company operates primarily in one business segment with operations located in the United States of America.

9.	CONVERTIBLE DEBENTURE

During the year ended June 30, 2012, the Company entered into a convertible debenture purchase agreement with Asher Enterprises Inc.  The agreement has since resulted in seven separate tranches being issued.  Each tranche is due approximately nine months after their respective issuance.  At December 31, 2012, there are two tranches remaining. The seven debentures are summarized as follows:

•	August 9, 2011 received $53,000 (settled);
•	September 15, 2011 received $50,000 (settled);
•	October 15, 2011 received $35,000 (settled);
•	April 18, 2012 received $53,500 (settled);
•	May 23, 2012 received $78,500 (settled);
•	July 5, 2012 received $32,500; and
•	November 20, 2012 received $53,000.

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
Six Months Ended December 31, 2012
(Unaudited)
(US Dollars)

9.	CONVERTIBLE DEBENTURE (Continued)

The liability component of the convertible debentures was measured at the present value with the embedded conversion feature being treated as a derivative liability with fair value measured at each reporting period.

During the period ending December 31, 2012, $53,500 (year ended June 30, 2012 - $138,000) of the debenture was settled by issuing 388,030 (year ended June 30, 2012 - 629,158) shares of common stock of the Company. As at December 31, 2012, $121,801 (June 30, 2012 - $236,926) representing the fair value of the derivative liability and the amortized cost of convertible debenture settled was included as additional paid in capital.

During the period ending December 31, 2012, $78,500 (year ended June 30, 2012 - $nil) of the debenture was settled by paying $120,864 (year ended June 30, 2012 - $nil). As at December 31, 2012, $26,189 (December 31, 2011 - $nil) representing the net gain on settlement of convertible debenture was recognized.

During the period ending December 31, 2012, a fair value loss on the derivative liability of $64,458 (year ended December 31, 2011 - $nil) was recognized.

During the period ending December 31, 2012, the Company incurred $5,500 (year ended June 30, 2012 - $15,500) in transactions costs in connection with the issuance of the convertible debenture, which has been recorded as a reduction of the carrying value of convertible debenture.

During the period ending December 31, 2012, 388,115 (year ended June 30, 2012 - 301,261) shares of common stock of the Company would be required to settle the remaining tranches of convertible debt.

The fair value of the derivative financial liability is calculated using the Black-Scholes valuation method at the consolidated balance sheet date.

The following assumptions were used in determining the weighted average fair value of the derivative financial liability at inception:

	December 31, 2012	June 30, 2012

Expected life (years)	0.76	0.76
Interest rate	1.05%	0.71%
Volatility	65.54%	62.80%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2012
(Unaudited)
(US Dollars)

9.	CONVERTIBLE DEBENTURE (Continued)

The following assumptions were used in determining the weighted average fair value of the derivative financial liability on settlement:

	December 31, 2012	June 30, 2012

Expected life (years)	0.23	0.20
Interest rate	0.96%	0.66%
Volatility	57.21%	72.76%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

The following assumptions were used in determining the weighted average fair value of the derivative financial liability:

	December 31, 2012	June 30, 2012

Expected life (years)	0.45	0.62
Interest rate	0.96%	0.94%
Volatility	55.32%	70.20%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

The carrying value of the convertible debenture is as follows:

	December 31, 2012	June 30, 2012

Fair value of convertible debenture, opening	$93,356	$0
Fair value at inception of new tranches	36,407	158,500
Interest accrued	51,522	55,174
Loss on early repayment	44,489	0
Repayment on November 28, 2012	(120,864)	0
Settlement (issuance of common shares)	(56,137)	(120,318)

Carrying amount of convertible debenture	$48,773	$93,356

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2012
(Unaudited)
(US Dollars)

9.	CONVERTIBLE DEBENTURE (Continued)

The carrying value of the derivative financial liability is as follows:

	December 31, 2012	June 30, 2012

Fair value of derivative liability, opening	$84,718	$0
Fair value at inception of new tranches	43,592	111,501
Loss on fair value of derivative liability	64,458	89,326
Gain on early repayment	(70,678)	0
Settlement (issuance of common shares)	(65,664)	(116,109)

Carrying amount of derivative liability	$56,426	$84,718

10.	PROMISSORY NOTE PAYABLE

On December 31, 2011, the Company entered into a promissory note agreement with Jasper Rubber Products, Inc. for $235,129, which bears interest at 18% annually.  Any unpaid principal and unpaid accrued interest was due December 30, 2012, the maturity date.  Any payments made during the year shall be first applied to unpaid accrued interest, then to the reduction of principal and finally to any other accounts payable balances owing at the time of payment.

During the six months ended December 31, 2012, $70,415 (year ended June 30, 2012 - $127,804) was repaid by the Company and applied towards accrued interest and principal. During the six months ended December 31, 2012, interest expense on the promissory note was $7,248 (year ended June 30, 2012, $16,370).

11.	LOAN PAYABLE

On September 1, 2012, the Company entered into a financing arrangement with AON Premium Finance LLC to cover directors’ and officers’ liability insurance for the period September 1, 2012 to September 1, 2013. The amount financed totals $103,423, which bears interest at 4.99% annually. As at December 31, 2012 a total of 5 monthly payments of $11,704 and one payment of $8,753 consisting of principal and interest are required to be paid to settle amounts owing.

12.	EXTINGUISHMENT OF DEBT

On November 8, 2012, a director of the Company resigned from his position as director and CEO of the Company. An agreement was signed indicating that all amounts owing at the agreement date would be waived resulting in payables of $228,897 recognized as a gain on extinguishment of debt. Further, the agreement indicated that the Company would redeem 70,588 shares of preferred stock held by the director at $4.25 per share for a total of $300,000 as follows:

(a)	Monthly installments of $7,500 would be paid on the 15th of each month starting November 15, 2012 until June 15, 2013;
(b)	Monthly installments of $10,000 would be paid on the 15th of each month starting July 15, 2013 until December 15, 2014; and
(c)	A lump sum payment of $60,000 made on January 15, 2015.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2012
(Unaudited)
(US Dollars)

12.	EXTINGUISHMENT OF DEBT (Continued)

The $300,000 has been reclassified as a liability with the $70,588 par value removed from equity, and the $229,412 value in excess of par charged to accumulated deficit. As at December 31, 2012, no payments have been made and no preferred stock has been redeemed.

13.	SUBSEQUENT EVENTS

Subsequent to December 31, 2012, the Company completed the following private placements:

(a)
Issued 14,285 units, each unit consisting of one share of common stock and one and one-half warrants at $0.30. Each warrant entitles the holder to purchase one share of common stock on or before two years after the closing date at an exercise price of $0.60.

(b)
Issued 463,296 units, each unit consisting of one share of common stock and two warrants at $0.30. Each warrant entitles the holder to purchase one share of common stock on or before two years after the closing date at an exercise price of $0.50.

(c)
Issued 2,075,000 units, each unit consisting of one share of common stock and two warrants at $0.20. Each warrant entitles the holder to purchase one share of common stock on or before two years after the closing date at an exercise price of $0.50.

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

Patents/Trademarks on Technologies

Our intellectual property portfolio consists of over eleven years of accumulated research and design knowledge and trade secrets.  We have sought United States (“US”) patent protection for many of our ideas related to our ElectriPlast® technologies.  Currently, we have filed 109 non-provisional US patent applications, 54 of which have been issued as patents, with 50 of those issued patents not yet expired.  No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, we will continue to attempt to commercialize these technologies without the protection of patents.  As patents are issued, we will have the exclusive right to use and license the design(s) described in each issued patent for the life of the patent in the US.

Of the 109 non-provisional applications filed that have not issued as patents, 12 are currently pending, and 42 are no longer pending.  Integral continues to pursue intellectual property protection through its patent and trademark portfolio while constantly evaluating its filings to judiciously apply resources to our most critical technologies.  Integral has filed 12 Canadian patent applications, 2 of which have issued, with 10 no longer being active.

Integral has one pending US trademark application for ELECTRIPLASTTM, one registered US trademark for ELECTRIPLAST®, a registered US trademark for INTEGRAL (with design)®, and a pending US trademark application for WHERE LIGHTWEIGHTING STARTSTM.  In addition, Integral has a registered mark for ELECTRIPLAST® in China and pending trademark applications in Europe, Japan, Korea and Taiwan for ELECTRIPLAST®.  These applications and registration establish rights for the use of these marks in commerce.

Financial Condition

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From the Company’s incorporation on February 12, 1996 through December 31, 2012, we have accrued an accumulated deficit of approximately $42,384,301.

At December 31, 2012, our current assets totaled $365,150, which consisted of cash equal to $284,222 and prepaid expenses of $80,928.  All of our property and equipment has been fully depreciated.

At December 31, 2012 our current liabilities totaled $2,763,716 consisting of accounts payable and accruals of $2,410,715, promissory note payable of $60,529, loan payable of $67,273, convertible debenture of $48,773, derivative financial liability of $56,426 and redeemable preferred stock of $120,000.  Of the accounts payable and accruals total, payables for legal fees (including associated filing fees) related to patent filings accounted for approximately $535,000 of the total.  The convertible debentures were measured at the present value with the embedded conversion feature being treated as a derivative liability with fair value measured at each reporting date. During the six months ending December 31, 2012, interest expense of $51,522 was accrued on the convertible debenture and fair value loss on the derivative liability of $64,458 recorded on the consolidated statement of operations. $70,415 was paid towards the outstanding principle and accrued interest on the promissory note with $7,248 in interest recorded to the consolidated statement of operations.

At December 31, 2012 long term liabilities totaled $180,000 consisting of the long term portion of redeemable preferred stock.

At December 31, 2012, our total stockholder’s deficit was $2,578,566.

Results of Operations for the Three Months Ended December 31, 2012 compared to the Three Months Ended December 31, 2011

Our net loss for the quarter ended December 31, 2012 was $547,220 compared to a net loss of $894,256 for the corresponding period of the prior fiscal year.  The decrease of $347,036 was primarily a result of a decrease in salaries of $55,000, a net gain on settlement of convertible debenture of $26,189 and a gain on the extinguishment of debt $228,897.

Total expenses for the quarter ended December 31, 2012 was $547,268 compared to expenses of $894,256 for the corresponding period of the prior fiscal year.  The decrease of $346,988 is described in the above paragraph.

Consulting expenses during the quarter ended December 31, 2012 were $402,520 which included issuances of shares in consideration for consulting services in the amount of $349,125 and $283,876 for non-cash stock based compensation charges. In the corresponding period of the prior fiscal year, consulting expenses were $463,508 which included issuances of shares in consideration for consulting services in the amount of $15,461, and $197,974 for non-cash stock based compensation charges for the vesting of options previously issued.

Salaries and benefits expenses during the quarter ended December 31, 2012, were $55,000. In the corresponding period of the prior fiscal year, salaries and benefits expenses were $110,000.

During the quarter ended December 31, 2012 research and development of $5,591 are attributable to refining the manufacturing process of our ElectriPlast™ material. Revenues of $14,898 were earned and netted against research and development from the sales of sample product during the quarter ended December 31, 2012. In the corresponding period of the prior fiscal year, research and development costs totaled $80,889 for a decrease of $75,298 relating to less material being purchased and more sample product sales.

Results of Operations for the Six Months Ended December 31, 2012 compared to the Six Months Ended December 31, 2012

Our net loss for the six months ended December 31 2012, was $1,832,993 compared to a net loss of $1,697,933 for the corresponding period of the prior fiscal year. The increase of $135,060 was primarily a result of a combination of an increase in consulting of $277,128 and a decrease in salaries of $55,000 and an extinguishment of debt of $228,897.

Total expenses for the six months ended December 31, 2012 were $1,833,106 compared to total expenses of $1,697,933 for the corresponding period of the prior fiscal year. The increase of $135,173 is described in the above paragraph.

Total income for the six months ended December 31, 2012, was comprised of “other income” of $113 compared to “other income” of $0 for the corresponding period of the prior fiscal year, an increase of $113.  The category of “other income” consists of interest income.

Consulting expense during the six months ended December 31, 2012 was $1,226,901 which includes non-cash issuances of shares in consideration for consulting services in the amount of $349,125 and $283,876 for non-cash stock based compensation charges.  In the corresponding period of the prior fiscal year, consulting expenses were $949,773 which includes non-cash issuances of shares in consideration for consulting services in the amount of $15,461 and $197,974 for non-cash stock based compensation charges.

Salaries and benefits expenses during the six months ended December 31, 2012, were $165,000 which included non-cash, stock based compensation charges of $0. In the corresponding period of the prior fiscal year, salaries and benefits expenses were $220,000 which included non-cash, stock based compensation charges of $0.

Research and development costs of $83,695 during the six months ended December 31, 2012, are attributable to refining the manufacturing process of our ElectriPlast™ material. In the corresponding period of the prior fiscal year, the amount expensed under this category was $122,649.

For the six months ended December 31, 2012, our cash used in operating activities was $800,730 compared to $595,763 used in the corresponding period of the prior fiscal year for an increase of $204,967.

For the six months ended December 31, 2012, our cash provided by financing activities was $912,779 compared to $783,833 provided in the corresponding period of the prior fiscal year. The difference of $128,946 was mainly due to increased issuances of common stock during the six months ended December 31, 2012.

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

Liquidity and Capital Resources

Since inception we have funded our operations through capital fundraising, issuance of convertible debt and loans from management. As of December 31, 2012, we had $284,222, in cash on hand.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

During the period ended December 31, 2012, the Company completed two private placements.

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

Date: February 14, 2013

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document