Form 10-Q
period 2013-03-31
INTEGRAL TECHNOLOGIES INC
filed 2013-05-15
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of March 31, 2013, there were 72,220,393  outstanding shares of the Registrant's Common Stock, $0.001 par value.

INTEGRAL TECHNOLOGIES, INC.
March 31, 2013 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(US Dollars)

	March 31, 2013	June 30, 2012
	(unaudited)
Assets

Current
Cash	$169,064	$172,173
Prepaid expenses	50,580	19,723

Total Assets	$219,644	$191,896

Liabilities

Current
Accounts payable and accruals	$1,890,307	$2,032,309
Promissory note payable (note 12)	0	123,696
Loan payable (note 13)	31,708	0
Convertible debentures (note 11)	116,207	93,356
Derivative financial liabilities (note 11)	107,616	84,718
Redeemable preferred stock (note 14)	150,000	0

	2,295,838	2,334,079
Redeemable Preferred Stock (note 14)	150,000	0

Total Liabilities	2,445,838	2,334,079

Stockholders’ Deficit (note 5)

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
20,000,000 shares authorized 308,538 issued and outstanding (note 14)	237,950	308,538
Common Stock and Paid-in Capital in Excess of $0.001 Par Value
150,000,000 shares authorized 72,220,393 (June 30, 2012 - 62,368,653) issued and outstanding	40,077,239	37,655,315
Promissory Notes Receivable	(29,737)	(29,737)
Share Subscriptions	0	191,600
Accumulated Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(42,557,913)	(40,314,166)

Total Stockholders’ Deficit	(2,226,194)	(2,142,183)

Total Liabilities and Stockholders’ Deficit	$219,644	$191,896

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
(US Dollars)

	Three Months Ended March 31,		Nine Months Ended March 31,		Period from February 12, 1996 (Inception) to March 31,
	2013	2012	2013	2012	2013

Revenue	$0	$0	$0	$0	$249,308
Cost of Sales	0	0	0	0	216,016
	0	0	0	0	33,292
Other Income	74	36	187	36	869,593
	74	36	187	36	902,885

Expenses
Consulting	332,098	790,268	1,558,999	1,449,291	12,926,854
Legal and accounting	33,707	74,232	269,093	244,215	11,708,409
Salaries and benefits	55,000	110,000	220,000	330,000	5,361,297
Research and development (note 9)	(20,298)	36,469	63,397	159,118	2,269,734
General and administrative	56,059	93,559	169,019	172,094	1,740,990
Travel and entertainment	33,055	42,313	111,455	125,007	1,774,113
Bank charges and interest, net	22,985	25,673	83,373	53,209	365,052
Rent	13,215	26,071	51,021	58,969	711,496
Telephone	5,860	6,685	21,558	17,750	558,143
Advertising	2,875	191	10,375	191	366,966
Fair value loss (gain) on derivative financial liabilities	(9,713)	23,826	54,745	23,826	144,071
Net gain on settlement of convertible debentures	0	0	(26,189)	0	(26,189)
Gain on extinguishment of debt (note 14)	(355,022)	0	(355,022)	0	(355,022)
Financing fees	0	(2,800)	0	0	129,043
Write-down of license and operating assets	0	0	0	0	1,855,619
Write-off of investments	0	0	0	0	1,250,000
Non-competition agreement	0	0	0	0	711,000
Interest on beneficial conversion feature	0	0	0	0	566,455
Bad debts	0	0	0	0	46,604
Settlement of lawsuit	0	0	0	0	45,250
Amortization	0	0	0	0	324,386
	169,821	1,226,487	2,231,824	2,633,670	42,474,271

Net Loss and Comprehensive Loss for Period	$(169,747)	$(1,226,451)	$(2,231,637)	$(2,633,634)	$(41,571,386)

Loss Per Share (note 8)	$(0.00)	$(0.02)	$(0.03)	$(0.05)

Weighted Average Number of Common Shares Outstanding	68,396,760	59,482,696	66,596,785	57,143,585

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, June 30, 2011	58,296,760	$35,858,822	308,538	$308,538	$(29,737)	$0	$46,267	$(36,898,272)	$(714,382)

Shares issued for
Services	77,755	34,954	0	0	0	0	0	0	34,954
Cash, net	3,364,980	1,147,915	0	0	0	0	0	0	1,147,915
Settlement of convertible debenture	629,158	236,926	0	0	0	0	0	0	236,926
Dividends on preferred stock	0	0	0	0	0	0	0	(15,460)	(15,460)
Subscriptions received	0	0	0	0	0	191,600	0	0	191,600
Stock-based compensation	0	376,698	0	0	0	0	0	0	376,698
Net loss for year	0	0	0	0	0	0	0	(3,400,434)	(3,400,434)

Balance, June 30, 2012	62,368,653	37,655,315	308,538	308,538	(29,737)	191,600	46,267	(40,314,166)	(2,142,183)

Shares issued for
Services	997,500	349,125	0	0	0	0	0	0	349,125
Cash, net	8,202,304	1,591,360	0	0	0	(191,600)	0	0	1,399,760
Settlement of convertible debenture	651,936	173,471	0	0	0	0	0	0	173,471
Dividends on preferred stock	0	0	0	0	0	0	0	(11,595)	(11,595)
Redeemable preferred stock (note 14)	0	0	0	(70,588)	0	0	0	(229,412)	(300,000)
Gain on extinguishment of debt (note 14)	0	0	0	0	0	0	0	228,897	228,897
Stock-based compensation	0	307,968	0	0	0	0	0	0	307,968
Net loss for period	0	0	0	0	0	0	0	(2,231,637)	(2,231,637)

Balance, March 31, 201 (unaudited)	72,220,393	$40,077,239	308,538	$237,950	$(29,737)	$0	$46,267	$(42,557,913)	$(2,226,194)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
(US Dollars)

	Nine Months Ended March 31,		Period from February 12, 1996 (Inception) to March 31,
	2013	2012	2013
Operating Activities
Net loss	$(2,231,637)	$(2,633,634)	$(41,571,386)
Items not involving cash
Write-down of investment	0	0	1,250,000
Proprietary, non-competition agreement	0	0	711,000
Amortization	0	0	349,941
Other income	0	0	(658,305)
Consulting services	349,125	37,711	2,484,665
Stock-based compensation	307,968	356,259	8,217,250
Interest on convertible debenture	71,529	43,102	126,703
Fair value loss on derivative financial liability	54,745	23,826	144,071
Net gain on settlement of convertible debenture	(26,189)	0	(26,189)
Gain on extinguishment of debt (note 14)	(355,022)	0	(355,022)
Interest on beneficial conversion feature	0	0	566,456
Settlement of lawsuit	0	0	60,250
Write-down of license and operating assets	0	0	1,853,542
Bad debts	0	0	77,712
Changes in non-cash working capital
Prepaid expenses	(30,857)	0	(50,579)
Notes and accounts receivable	0	0	(109,213)
Inventory	0	0	(46,842)
Accounts payable and accruals	430,322	1,073,594	2,850,236
Due from affiliated company	0	0	(116,000)
Deferred revenue and other	0	0	(2,609)
Net Cash Used in Operating Activities	(1,430,016)	(1,099,142)	(24,244,319)
Investing Activities
Purchase of property, equipment and intangible assets	0	0	(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0	(129,474)
Investment purchase	0	0	(2,000,000)
License agreement	0	0	(124,835)
Net Cash Used in Investing Activities	0	0	(2,455,244)
Financing Activities
Redemption of preferred stock	0	0	(50,000)
Repayment of loan	0	0	(11,000)
Repayment of promissory note	(123,696)	0	(123,696)
Repayments to stockholders	0	0	(91,283)
Loan payable	31,708	0	31,708
Proceeds from issuance of common stock	1,599,670	1,152,773	24,922,688
Advances from stockholders	0	0	1,078,284
Share issue costs	(199,910)	(12,875)	(629,991)
Subscriptions received	0	43,721	706,015
Repayment of convertible debentures	(120,865)	0	(120,865)
Proceeds from convertible debentures	240,000	138,500	1,110,500
Net Cash Provided by Financing Activities	1,426,907	1,322,119	26,822,360
Effect of Foreign Currency Translation on Cash	0	0	46,267
Inflow (Outflow) of Cash	(3,109)	222,977	169,064
Cash, Beginning of Period	172,173	61,365	0
Cash, End of Period	$169,064	$284,342	$169,064
Supplemental Disclosure of Cash Flow Information (note 7)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2013
(Unaudited)
(US Dollars)

1.	NATURE OF OPERATIONS

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

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information.  These consolidated financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements for the year ended June 30, 2012 filed as part of the Company’s June 30, 2012 Form 10-K.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated balance sheets at March 31, 2013 and June 30, 2012, the consolidated results of operations for the three and nine months ended March 31, 2013 and 2012 and the consolidated cash flows for the nine months ended March 31, 2013 and 2012. The results of operations and cash flows for the nine months ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

3.	USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant areas requiring the use of management estimates include valuation allowance for deferred income tax assets, the determination of the assumptions used in calculating the fair value of stock-based compensation and the determination of the assumptions used in calculating the fair value of derivative financial liabilities.  Actual results could differ from those estimates and could impact future results of operations and cash flows.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2013
(Unaudited)
(US Dollars)

4.	GOING CONCERN

These unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $2,231,637 for the nine months ended March 31, 2013 (2012 - $2,633,634), and an accumulated deficit of $42,557,913 (June 30, 2012 - $40,314,166) and a working capital deficiency of $2,076,194 as at March 31, 2013 (June 30, 2012 - $2,142,183). The Company has not yet commenced revenue-producing operations and has significant expenditure requirements to continue to advance research, developing and commercializing new antenna technologies.  The Company estimates that, without further funding, it will deplete its cash resources within three months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

These unaudited consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate, as management believes that the actions already taken or planned will mitigate the adverse conditions and events that raise doubts about the validity of the going concern assumption used in preparing these consolidated financial statements.  Management intends to raise additional capital through stock issuances to finance operations. If none of these events occur, there is a risk that the business will fail.

5.	STOCKHOLDERS’ DEFICIT

(a)	Preferred stock

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

During the nine months ended March 31, 2013, the Company completed seven private placements.

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

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2013
(Unaudited)
(US Dollars)

5.	STOCKHOLDERS’ DEFICIT (continued)

(b)	Common stock (continued)

(iii)
The third private placement amounted to $143,769 for the issuance of 363,296 units consisting of common stock at $0.30 per share and 100,000 units consisting of common stock at $0.35 and warrants at $0.001 per warrant to purchase 926,604 shares of common stock on or before September 30, 2014 at an exercise price of $0.50 per share.

(iv)
The fourth private placement amounted to $5,000 for the issuance of 14,285 units consisting of common stock at $0.35 per share and warrants at $0.001 per warrant to purchase 21,421 shares of common stock on or before February 28, 2014 at an exercise price of $0.70 per share.

(v)
The fifth private placement amounted to $414,954 for the issuance of 2,075,000 units consisting of common stock at $0.20 per share and warrants at $0.001 per warrant to purchase 4,150,000 shares of common stock on or before January 31, 2015 at an exercise price of $0.50 per share.

(vi)
The sixth private placement amounted to $598,650 for the issuance of 2,368,250 units consisting of common stock at $0.20 per share and 1,250,000 units consisting of common stock at $0.10 and warrants at $0.001 per warrant to purchase 4,736,500 shares of common stock on or before February 28, 2015 at an exercise price of $0.50 per share.

(vii)
The seventh private placement amounted to $20,000 for the issuance of 100,000 units consisting of common stock at $0.20 per share and warrants at $0.001 per warrant to purchase 200,000 shares of common stock on or before February 28, 2015 at an exercise price of $0.50 per share.

Share issue costs to complete the private placements totaled $199,910.

The Company determined that the warrants did not contain any provisions that would preclude equity treatment.

During the nine months ended March 31, 2013, the Company issued 997,500 shares of common stock measured at a fair value of $0.35 per share pursuant to consulting agreements to directors and consultants.

(c)	Stock-based compensation

During the nine months ended March 31, 2013, the Company recorded stock-based compensation expense with respect to vested stock options and warrants and modified stock options of $307,968 (nine months ended March 31, 2012 - $356,259), which has been included in consulting fees.

Stock-based compensation not yet recognized at March 31, 2013 relating to non-vested stock options and warrants was $28,568 and $2,466, which will be recognized over a weighted average period of 0.32 years and 0.07 years, respectively.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2013
(Unaudited)
(US Dollars)

5.	STOCKHOLDERS’ DEFICIT (continued)

(d)	Stock options

The following summarizes information about the Company’s options outstanding:

	Number of Options	Price Per Option	Weighted Average Exercise Price

Outstanding, June 30, 2012 and March 31, 2013	6,500,000	$0.25 to $ 1.00	$0.44
Exercisable, March 31, 2013	5,475,000	$0.25 to $ 1.00	$0.42

The following summarizes the options outstanding and exercisable:

		Number of Options
Expiry Date	Exercise Price	March 31, 2013	June 30, 2012

December 31, 2013(1)	$0.25	2,500,000	2,500,000
December 31, 2013	$1.00	210,000	210,000
March 9, 2014	$0.25	125,000	125,000
June 1, 2014	$0.85	100,000	100,000
October 15, 2014	$0.50	100,000	100,000
July 31, 2014	$1.00	415,000	415,000
December 1, 2014	$0.50	175,000	175,000
December 1, 2014	$0.85	100,000	100,000
December 31, 2014	$0.25	1,000,000	1,000,000
April 15, 2015	$0.50	100,000	100,000
June 1, 2015	$0.50	175,000	175,000
June 1, 2015	$0.85	100,000	100,000
October 15, 2015	$0.50	100,000	100,000
December 1, 2015	$0.50	175,000	175,000
December 1, 2015	$0.85	100,000	100,000
April 15, 2016	$0.50	100,000	100,000
June 1, 2016	$0.50	175,000	175,000
June 1, 2016	$0.85	100,000	100,000
October 15, 2016	$0.50	100,000	100,000
December 1, 2016	$0.50	175,000	175,000
December 1, 2016	$0.85	100,000	100,000
April 15, 2017	$0.50	100,000	100,000
June 1, 2017	$0.50	175,000	175,000
Total outstanding		6,500,000	6,500,000
Total exercisable		5,475,000	3,950,000

(1)	During the nine months ended March 31, 2013, the expiry date of these options was extended from December 31, 2012 to December 31, 2013.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2013
(Unaudited)
(US Dollars)

5.	STOCKHOLDERS’ DEFICIT (continued)

(d)	Stock options (continued)

The weighted average remaining contractual lives for options outstanding and exercisable at March 31, 2013 are 1.64 years and 1.27 years, respectively.

The aggregate intrinsic value of options outstanding and exercisable as at March 31, 2013 was $253,750 (March 31, 2012 - $652,500). The aggregate intrinsic value excludes options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value is the difference between the market value of the shares at period-end and the exercise price of the award.

(e)	Stock purchase warrants

Pursuant to a consulting agreement dated July 17, 2012, the Company issued 300,000 share purchase warrants to a consultant for a period of two years at an exercise price of $0.31 per warrant. The warrants vest as to 50% on July 17, 2012, 25% on January 17, 2013 and 25% on July 17, 2013. During the nine months ended March 31, 2013, 225,000 warrants vested and are fully exercisable, and 75,000 warrants remain unvested.

The following summarizes information about the Company’s stock purchase warrants outstanding:

	Number of Warrants	Price Per Warrant	Weighted Average Exercise Price

Balance, June 30, 2011	6,249,705		$0.74
Issued	4,770,398	$0.57 to $ 1.00	$0.68
Reinstated	3,040,000	$0.50	$0.50

Balance, June 30, 2012	14,060,103		$0.67
Issued	13,930,899	$0.31 to $ 0.70	$0.53

Balance, March 31, 2013	27,991,002	$0.31 to $ 1.00	$0.60
Exercisable, March 31, 2013	27,916,002	$0.31 to $ 1.00	$0.60

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2013
(Unaudited)
(US Dollars)

5.	STOCKHOLDERS’ DEFICIT (continued)

(e)	Stock purchase warrants (continued)

		Number of Warrants
Expiry Date	Exercise Price	March 31, 2013	June 30, 2012

December 31, 2013(1)	$0.50	3,710,000	3,710,000
December 31, 2013(1)	$0.70	3,963,152	3,963,152
December 31, 2013(1)	$1.00	1,358,372	1,358,372
January 3, 2014	$0.70	856,692	856,692
January 31, 2014	$0.70	2,360,459	2,360,459
February 14, 2014(2)	$0.70	300,000	300,000
March 31, 2014	$0.57	1,000,000	1,000,000
November 29, 2016	$0.70	511,428	511,428
August 31, 2014	$0.60	2,796,666	0
August 31, 2014	$0.70	799,708	0
July 17, 2014	$0.31	300,000	0
February 28, 2014	$0.70	21,421	0
September 30, 2014	$0.50	926,604	0
January 31, 2015	$0.50	4,150,000	0
February 28, 2015	$0.50	4,936,500	0

Total outstanding		27,991,002	14,060,103

Total exercisable		27,916,002	14,060,103

(1)	During the year ended June 30, 2012, the expiry date of these warrants was extended to December 31, 2013.

(2)	During the year ended June 30, 2012, the expiry date of 300,000 warrants with expiry dates of February 28, 2012, were extended to February 14, 2014.

6.	INCOME TAXES

There are no current or deferred tax expenses for the nine months ended March 31, 2013 or 2012 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2013
(Unaudited)
(US Dollars)

7.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine Months Ended March 31,		Period from February 12, 1996 (Inception) to March 31,
	2013	2012	2013

Shares Issued for
Redemption of preferred shares	$0	$0	$415,000
Property and equipment	$0	$0	$23,000
Proprietary agreement	$0	$0	$711,000
Settlement of accounts payable	$0	$0	$228,742
Settlement of convertible debenture	$173,471	$0	$410,379
Services (provided by officers and directors)	$122,500	$0	$242,500
Settlement of lawsuit	$0	$0	$15,000
Services and financing fees	$226,625	$15,461	$1,777,647
Subscriptions received	$0	$0	$249,350
Acquisition of subsidiary	$0	$0	$894,200
Interest paid	$0	$0	$99,424
Income tax paid	$0	$0	$0
Other Non-Cash Items
Accrual of liability for mandatory redeemable preferred shares	$300,000	$0	$300,000
Accrual of dividends	$11,595	$11,595	$11,595

8.	LOSS PER SHARE

	Loss (Numerator)	Weighted Average Number of Shares (Denominator)	Loss Per Share

Three months ended March 31, 2013
Net loss for period	$(169,747)
Preferred stock dividends (note 5(a))	(3,865)
Loss attributable to common shareholders	$(173,612)	68,396,760	$(0.00)
Three months ended March 31, 2012
Net loss for period	$(1,226,451)
Preferred stock dividends (note 5(a))	(3,865)
Loss attributable to common shareholders	$(1,230,316)	59,482,696	$(0.02)
Nine months ended March 31, 2013
Net loss for period	$(2,231,637)
Preferred stock dividends (note 5(a))	(11,595)
Loss attributable to common shareholders	$(2,243,232)	66,596,785	$(0.03)
Nine months ended March 31, 2012
Net loss for period	$(2,633,634)
Preferred stock dividends (note 5(a))	(11,595)
Loss attributable to common shareholders	$(2,645,229)	57,143,585	$(0.05)

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2013
(Unaudited)
(US Dollars)

8.	LOSS PER SHARE (continued)

Common share equivalents consisting of convertible preferred stock, stock options and warrants are not considered in the computation of diluted loss per share, as their effect would be anti-dilutive.

9.	RESEARCH AND DEVELOPMENT

As the Company is considered to be in the development stage, all research and development costs are expensed as incurred.

During the nine months ended March 31, 2013, the Company sold sample products totalling $30,458 (nine months ended March 31, 2012 - $2,640). This amount has been credited against research and development expenses.

10.	SEGMENT INFORMATION

The Company operates primarily in one business segment with operations located in the United States of America.

11.	CONVERTIBLE DEBENTURES

As at March 31, 2013, the Company has convertible debenture purchase agreements with Asher Enterprises Inc. and JMJ Financial each described as follows:

(a)	Asher Enterprises Inc.

During the year ended June 30, 2012, the Company entered into a convertible debenture purchase agreement with Asher Enterprises Inc.  The agreement has since resulted in nine separate tranches being issued.  Each tranche is due approximately nine months after their respective issuance.  At March 31, 2013, there are three tranches outstanding. The nine debentures are summarized as follows:

(i)	August 9, 2011 received $53,000 (settled);
(ii)	September 15, 2011 received $50,000 (settled);
(iii)	October 15, 2011 received $35,000 (settled);
(iv)	April 18, 2012 received $53,500 (settled);
(v)	May 23, 2012 received $78,500 (settled);
(vi)	July 5, 2012 received $32,500 (settled);
(vii)	November 20, 2012 received $53,000;
(viii)	January 4, 2013 received $27,500; and
(ix)	January 31, 2013 received $37,500.

The convertible debentures pay interest of 8% per annum and can be converted into common stock at the option of the holder at any time after 180 days following the date of issuance.  Each debenture has a conversion price equal to 58% of the market price.  Market price is defined as the average of the lowest three trading prices for the Company’s common stock during the ten trading day period ending one trading day prior to the date of conversion notice with a limitation of 4.99% of the issued and outstanding common stock at the time of conversion.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2013
(Unaudited)
(US Dollars)

11.	CONVERTIBLE DEBENTURES (continued)

(a)	Asher Enterprises Inc. (continued)

The convertible debenture may be repaid by the Company as follows:

•	Outstanding principal multiplied by 135% together with accrued interest and unpaid interest thereon if prepaid within a period of 90 days beginning on the date of issuance of the note;
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

After the expiration of the 180 days following the date of issuance of the derivative, the Company will have no right of prepayment.

The liability component of the convertible debentures was measured at the present value with the embedded conversion feature being treated as a derivative liability with fair value measured at each reporting date.

(b)	JMJ Financial

During the nine months ended March 31, 2013, the Company entered into a convertible debenture purchase agreement with JMJ Financial (the “lender”).  The total amount that may be borrowed is $500,000, which includes an upfront fee of 10%.

On signing the agreement, the first advance of $100,000 was received by the Company from the lender. At the sole discretion of the lender, an additional $150,000 may be advanced to the Company with the remaining consideration advanced to the Company only by mutual agreement. Each advance received by the Company is due 1 year from delivery of payment.  As at March 31, 2013, the following amount is payable (advance received plus 10%):

•	February 27, 2013 - $110,000.

No interest will be applied to the principal balance for the first 90 days after cash advance. After the first 90 days, an interest charge of 12% will be immediately applied to the principal and the 10% upfront fee.

On delivery of consideration, the lender may convert all or part of the unpaid principal and upfront fee into common stock at its sole discretion.  All balances outstanding have a variable conversion price equal to the lesser of $0.35 or 60% of the market price.  The market price is defined as the lowest trade price in the 25 days prior to the conversion date. The lender is limited to holding no more than 4.99% of the issued and outstanding common stock at the time of conversion.

After the expiration of 90 days following the delivery date of any consideration, the Company will have no right of prepayment.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2013
(Unaudited)
(US Dollars)

11.	CONVERTIBLE DEBENTURE (continued)

The liability component of the convertible debentures were measured at the present value of future cash flows with the embedded conversion features being treated as derivative liabilities with fair value measured at each reporting period.

During the nine months ended March 31, 2013, $86,000 (year ended June 30, 2012 - $138,000) of convertible debentures were settled by issuing 651,936 (year ended June 30, 2012 - 629,158) shares of common stock of the Company. As at March 31, 2013, $173,471 (June 30, 2012 - $236,926) representing the fair value of the derivative liabilities and the amortized cost of convertible debentures settled was included as additional paid-in capital.

During the nine months ended March 31, 2013, $78,500 (year ended June 30, 2012 - $nil) of convertible debentures were settled by paying $120,865 (year ended June 30, 2012 - $nil). As at March 31, 2013, $26,189 (June 30, 2012 - $nil) representing the net gain on settlement of convertible debentures was recognized.

During the nine months ended March 31, 2013, a fair value loss on the derivative liabilities of $54,745 (year ended June 30, 2012 - $89,326) was recognized.

During the nine months ended March 31, 2013, the Company incurred $20,500 (year ended June 30, 2012 - $15,500) in transactions costs in connection with the issuance of the convertible debentures, which has been recorded as a reduction of the carrying value of convertible debentures.

At March 31, 2013, 667,854 (June 30, 2012 - 301,261) shares of common stock of the Company would be required to settle the remaining convertible debentures.

As at March 31, 2013, the face value of convertible debentures is $230,525 (June 30, 2012 - $133,510), which includes accrued interest of $2,525 (June 30, 2012 - $1,510).

The fair value of the derivative financial liabilities are calculated using the Black-Scholes valuation method at the consolidated balance sheet dates.

The following assumptions were used in determining the weighted average fair value of the derivative financial liabilities outstanding at inception:

	March 31, 2013	June 30, 2012

Expected life (years)	0.85	0.76
Interest rate	1.08%	0.71%
Volatility	68.34%	62.80%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2013
(Unaudited)
(US Dollars)

11.	CONVERTIBLE DEBENTURE (continued)

The following assumptions were used in determining the weighted average fair value of the derivative financial liabilities on settlement:

	March 31, 2013	June 30, 2012

Expected life (years)	0.22	0.20
Interest rate	0.95%	0.66%
Volatility	58.40%	72.76%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

The following assumptions were used in determining the weighted average fair value of the derivative financial liabilities:

	March 31, 2013	June 30, 2012

Expected life (years)	0.66	0.62
Interest rate	1.02%	0.94%
Volatility	82.18%	70.20%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

The carrying value of the convertible debentures are as follows:

	March 31, 2013	June 30, 2012

Fair value of convertible debenture, opening	$93,356	$0
Fair value at inception of new tranches	109,374	158,500
Interest accrued	71,529	55,174
Loss on early repayment	44,489	0
Repayment on November 28, 2012 (cash)	(120,865)	0
Settlement (issuance of common shares)	(81,676)	(120,318)

Carrying amount of convertible debenture	$116,207	$93,356

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2013
(Unaudited)
(US Dollars)

11.	CONVERTIBLE DEBENTURE (continued)

The carrying value of the derivative financial liability is as follows:

	March 31, 2013	June 30, 2012

Fair value of derivative liability, opening	$84,718	$0
Fair value at inception of new tranches	130,626	111,501
Loss on fair value of derivative liability	54,745	89,326
Gain on early repayment	(70,678)	0
Settlement (issuance of common shares)	(91,795)	(116,109)

Carrying amount of derivative liability	$107,616	$84,718

12.	PROMISSORY NOTE PAYABLE

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

During the nine months ended March 31, 2013, $132,485 (year ended June 30, 2012 - $127,804) was repaid by the Company representing the total remaining balance. During the nine months ended March 31, 2013, interest expense paid on the promissory note was $8,789 (year ended June 30, 2012 - $16,370).

13.	LOAN PAYABLE

On September 1, 2012, the Company entered into a financing arrangement with AON Premium Finance LLC to cover directors’ and officers’ liability insurance for the period September 1, 2012 to September 1, 2013. The amount financed totals $103,423, which bears interest at 4.99% annually. As at March 31, 2013, two monthly payments of $11,704 and one payment of $8,300 consisting of principal and interest are required to be paid to settle amounts owing.

14.	EXTINGUISHMENT OF DEBT

During the nine months ended March 31, 2013, the following debts were extinguished:

(a)
On November 8, 2012, a director of the Company resigned from his position as director and CEO of the Company. An agreement was signed indicating that all amounts owing at the agreement date would be waived resulting in payables of $228,897 recognized as a gain on extinguishment of debt charged to accumulated deficit. Further, the agreement indicated that the Company would redeem 70,588 shares of preferred stock held by the director at $4.25 per share for a total of $300,000 as follows:

(i)	Monthly installments of $7,500 would be paid on the 15th of each month starting November 15, 2012 until June 15, 2013;
(ii)	Monthly installments of $10,000 would be paid on the 15th of each month starting July 15, 2013 until December 15, 2014; and
(iii)	A lump sum payment of $60,000 on January 15, 2015.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2013
(Unaudited)
(US Dollars)

14.	EXTINGUISHMENT OF DEBT (continued)

(a)	(continued)

The $300,000 has been reclassified as a liability with the $70,588 par value removed from equity, and $229,412 value in excess of par charged to accumulated deficit. As at March 31, 2013, no payments have been made and no preferred stock has been redeemed.

(b)
During the nine months ended March 31, 2013, legal fees included in accounts payable were derecognized as a result of becoming time barred due to the statute of limitations. A total of $355,022 has been recognized as a gain on extinguishment of liabilities in the consolidated statement of operations.

15.	SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 Subsequent Events, the Company has evaluated subsequent events through the time between the end of the reporting period and the time this Quarterly Report on Form 10-Q for the nine months ended March 31, 2013 was filed.

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

Patents/Trademarks on Technologies

Our intellectual property portfolio consists of over eleven years of accumulated research and design knowledge and trade secrets.  We have sought United States (“US”) patent protection for many of our ideas related to our ElectriPlast® technologies.  Currently, we have filed 111 non-provisional US patent applications, 55 of which have been issued as patents, with 51 of those issued patents not yet expired.  No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, we will continue to attempt to commercialize these technologies without the protection of patents.  As patents are issued, we will have the exclusive right to use and license the design(s) described in each issued patent for the life of the patent in the US.

Of the 111 non-provisional applications filed that have not issued as patents, 12 are currently pending, and 44 are no longer pending.  Integral continues to pursue intellectual property protection through its patent and trademark portfolio while constantly evaluating its filings to judiciously apply resources to our most critical technologies.  Integral has filed 12 Canadian patent applications, 2 of which have issued, with 10 no longer being active.

Integral has one pending US trademark application for ELECTRIPLASTTM, one registered US trademark for ELECTRIPLAST®, a registered US trademark for INTEGRAL (with design)®, and a pending US trademark application for WHERE LIGHTWEIGHTING STARTSTM.  In addition, Integral has a registered mark for ELECTRIPLAST® in China and Japan, plus pending trademark applications in Europe, Korea and Taiwan for ELECTRIPLASTTM.  In addition, Integral has pending trademark applications in China, Japan, Europe, Korea and Taiwan for WHERE LIGHTWEIGHTING STARTSTM.  These applications and registration establish rights for the use of these marks in commerce.

Financial Condition

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From the Company’s incorporation on February 12, 1996 through March 31, 2013, we have accrued an accumulated deficit of approximately $42,557,913.

At March 31, 2013, our current assets totaled $219,644, which consisted of cash equal to $169,064 and prepaid expenses of $50,580.  All of our property and equipment has been fully depreciated.

At March 31, 2013 our current liabilities totaled $2,295,838 consisting of accounts payable and accruals of $1,890,307, loan payable of $31,708, convertible debenture of $116,207, derivative financial liability of $107,616 and redeemable preferred stock of $150,000.  Of the accounts payable and accruals total, payables for legal fees (including associated filing fees) related to patent filings accounted for approximately $179,979 of the total.  The convertible debentures were measured at the present value with the embedded conversion feature being treated as a derivative liability with fair value measured at each reporting date. During the nine months ending March 31, 2013, interest expense of $71,529 was accrued on the convertible debenture and fair value loss on the derivative liability of $54,745 recorded on the consolidated statement of operations.

At March 31, 2013 long term liabilities totaled $150,000 consisting of the long term portion of redeemable preferred stock.

At March 31, 2013, our total stockholder’s deficit was $2,226,194.

Results of Operations for the Three Months Ended March 31, 2013 compared to the Three Months Ended March  31, 2012

Our net loss for the quarter ended March 31, 2013 was $169,747 compared to a net loss of $1,226,451 for the corresponding period of the prior fiscal year.  The decrease of $1,056,704 was primarily a result of a decrease in consulting fees of $458,170, a decrease in salaries of $55,000, a decrease in net research and development expenses of $56,767, a gain on the extinguishment of debt of $355,022 and an increase in fair value gain on derivative financial liabilities of $33,539.

Total expenses for the quarter ended March 31, 2013 was $169,821 compared to expenses of $1,226,487 for the corresponding period of the prior fiscal year.  The decrease of $1,056,666 is described in the above paragraph.

Consulting expenses during the quarter ended March 31, 2013 were $332,098 which included $24,896 for non-cash stock based compensation charges. In the corresponding period of the prior fiscal year, consulting expenses were $790,268 which included issuances of shares in consideration for consulting services in the amount of $22,250, and $158,285 for non-cash stock based compensation charges for the vesting of options previously issued and the extension of the expiry date of warrants issued as consulting fees.

Salaries and benefits expenses during the quarter ended March 31, 2013, were $55,000. In the corresponding period of the prior fiscal year, salaries and benefits expenses were $110,000.

During the quarter ended March 31, 2013 research and development of ($20,298) is attributable to refining the manufacturing process of our ElectriPlast™ material. Revenues of $30,458 were earned and netted against research and development from the sales of sample product during the quarter ended March 31, 2013. In the corresponding period of the prior fiscal year, research and development costs totaled $36,469 for a decrease of $56,767 relating to less material being purchased and more sample product sales.

Results of Operations for the Nine Months Ended March 31, 2013 compared to the Nine Months Ended March 31, 2012

Our net loss for the nine months ended March 31 2013, was $2,231,637 compared to a net loss of $2,633,634 for the corresponding period of the prior fiscal year. The decrease of $401,997 was primarily a result of a decrease in salaries of $110,000, an extinguishment of debt of $355,022 and an increase in fair value loss on derivative financial liabilities of $30,919.

Total expenses for the nine months ended March 31, 2013 were $2231,824 compared to total expenses of $2,633,670 for the corresponding period of the prior fiscal year. The decrease of $660,743 is described in the above paragraph.

Total income for the nine months ended March 31, 2013, was comprised of “other income” of $187 compared to “other income” of $36 for the corresponding period of the prior fiscal year, an increase of $151.  The category of “other income” consists of interest income.

Consulting expense during the nine months ended March 31, 2013 was $1,558,999 which includes non-cash issuances of shares in consideration for consulting services in the amount of $349,125 and $307,968 for non-cash stock based compensation charges.  In the corresponding period of the prior fiscal year, consulting expenses were $1,449,291 which includes non-cash issuances of shares in consideration for consulting services in the amount of $36,264 and $356,259 for non-cash stock based compensation charges.

Salaries and benefits expenses during the nine months ended March 31, 2013, were $220,000 which included non-cash, stock based compensation charges of $0. In the corresponding period of the prior fiscal year, salaries and benefits expenses were $330,000 which included non-cash, stock based compensation charges of $0.

Research and development costs of $63,397 during the nine months ended March 31, 2013, are attributable to refining the manufacturing process of our ElectriPlast™ material. In the corresponding period of the prior fiscal year, the amount expensed under this category was $159,118.

For the nine months ended March 31, 2013, our cash used in operating activities was $1,430,016 compared to $1,099,142 used in the corresponding period of the prior fiscal year for an increase of $330,874.

For the nine months ended March 31, 2013, our cash provided by financing activities was $1,426,907 compared to $1,322,119 provided in the corresponding period of the prior fiscal year. The difference of $104,788 was mainly due to increased issuances of common stock during the nine months ended March 31, 2013.

Critical Accounting Policies and Estimates

The details of the critical accounting policies relevant to the Company are set out note 2 of the audited consolidated financial statements for the year ended June 30, 2012, filed with the Securities and Exchange Commission on September 28, 2012. There have been no material changes to our critical accounting policies as described in Item 7 of our most recent annual report on Form 10-K for the year ended June 30, 2012.

Management does not believe that any new accounting pronouncements not yet effective will have any material effect on the Company’s consolidated financial statements if adopted.

Liquidity and Capital Resources

Since inception we have funded our operations through capital fundraising, issuance of convertible debt and loans from management. As of March 31, 2013, we had $169,064, in cash on hand.

Management believes that there is not adequate cash on hand to fund operations over the next three months, and that further equity funding is required.  There can be no assurance that additional equity financing will be available on terms satisfactory to us, or at all, and if funds are raised in the future through issuance of preferred stock, these securities could have rights, privileges or preference senior to those of our common stock. Further, any sale of newly issued equity securities could result in additional dilution to our current shareholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, our management, including our principal executive officer and principal financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”).  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

During the period ended March 31, 2013, the Company completed seven private placements.

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

iii.
The third private placement amounted to $143,769 for the issuance of 363,296 units consisting of common stock at $0.30 per share and 100,000 units consisting of common stock at $0.35 and warrants at $0.001 per warrant to purchase 926,604 shares of common stock on or before September 30, 2014 at an exercise price of $0.50 per share.

iv.
The fourth private placement amounted to $5,000 for the issuance of 14,285 units consisting of common stock at $0.35 per share and warrants at $0.001 per warrant to purchase 21,421 shares of common stock on or before February 28, 2014 at an exercise price of $0.70 per share.

v.
The fifth private placement amounted to $414,954 for the issuance of 2,075,000 units consisting of common stock at $0.20 per share and warrants at $0.001 per warrant to purchase 4,150,000 shares of common stock on or before January 31, 2015 at an exercise price of $0.50 per share.

vi.
The sixth private placement amounted to $598,650 for the issuance of 2,368,250 units consisting of common stock at $0.20 per share and 1,250,000 units consisting of common stock at $0.10 and warrants at $0.001 per warrant to purchase 4,736,500 shares of common stock on or before February 28, 2015 at an exercise price of $0.50 per share.

vii.
The seventh private placement amounted to $20,000 for the issuance of 100,000 units consisting of common stock at $0.20 per share and warrants at $0.001 per warrant to purchase 200,000 shares of common stock on or before February 28, 2015 at an exercise price of $0.50 per share.

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
William A. Ince, Chief Financial Officer and
Principal Accounting Officer

Date: May 15, 2013

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith.

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith.

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