Form 10-K
period 2013-06-30
INTEGRAL TECHNOLOGIES INC
filed 2013-09-30
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2012 (based on an average of the bid and ask prices of approximately $0.27) was approximately $17,010,717.

The number of shares of the issuer’s common stock, $.001 par value, outstanding as of September 10, 2013 was 78,939,484 shares.

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

Presently, we are focusing substantially all of our resources on researching, developing, engineering and commercializing our ElectriPlast® technology, which possesses a multitude of applications. In addition, we apply a significant portion of our resources to the protection of our intellectual property through patent filings. One source of income will be from up-front licensing fees as is the case with our manufacturing license agreement for the use of our patents and proprietary “know-how” for the manufacture of the ElectriPlast® pellets by Hanwha L&C of Korea. We expect to derive future income from additional manufacturing license fees, and other license fees related to the use our patents and proprietary “know how” by third-parties for the development and manufacture of a variety of ElectriPlast® applications. We also expect to generate income from royalties from the sale of ElectriPlast® materials by our licensees as well as from our direct sales efforts.

Our business model calls for the Company to generate revenue from license fees from the use of our patent portfolio and proprietary “know-how”, and to generate revenue through the sale of ElectriPlast® material either through a royalty revenue stream or from direct sales of ElectriPlast®. The Company’s management and engineering team has expertise and know-how in the ideas related to the use of the product.

In particular, our business model calls for collaborating with leading resin and fiber suppliers, manufacturers, and technology innovators to manufacture ElectriPlast®, and develop new product applications for ElectriPlast® . We anticipate that these relationships will lead to greater market penetration and adoption for our products. In view of these goals, we have recently formed relationships with BASF, Delphi Automotive PLC and Hanwha L&C, and believe that we now have several key global relationships to help us expand our operations both domestically and internationally.

TECHNOLOGIES

ElectriPlast®

We have researched and developed an innovative, electrically-conductive resin-based material called “ElectriPlast®.” The ElectriPlast® polymer is a compounded formulation of resin-based materials that are conductively loaded, or doped, with a proprietary-controlled, balanced concentration of micron conductive materials, and then pelletized using our patented manufacturing process. The conductive loading or doping within this pellet is then homogenized using conventional molding techniques and conventional molding equipment. The end result is a product that can be molded into any of the infinite shapes and sizes associated with plastics and rubbers, is non-corrosive, and can serve as an electrically conductive alternative material to metal.

ElectriPlast® is a patented non-corrosive, durable, conductive plastic pellet that replaces the metallic component currently used for shielding and conductive devices, thus creating applications never before possible and with a 40-60% weight reduction. ElectriPlast's® intellectual property rights and 55 issued patents and 12 pending applications cover both the material and its applications.

Various examples of applications for ElectriPlast® include antennas, shielding, lighting circuitry, switch actuators, resistors, medical devices, thermal management and cable connector bodies, among many others. We have been working to introduce these new applications and the ElectriPlast® technology on a global scale.

The ElectriPlast® intellectual property (IP) portfolio is the centerpiece of Integral’s strategy to aggressively develop, protect, and market its innovations. Integral’s patent holdings encompass a broad range of ElectriPlast® developments which extend beyond the core technology~~,~~ to include key applications, and manufacturing processes

ElectriPlast® can be fabricated into virtually any shape or dimension using low-cost capital investment: injection molding and extrusion versus stamping. Its design flexibility, shorter development cycle and speed of manufacturing create a valuable market edge for customers.

Jasper Rubber Products, Inc., is Integral’s US manufacturer of its proprietary ElectriPlast® product line (“Jasper”) (www.jasperrubber.com), Jasper Rubber Products, Inc., is Integral’s US manufacturer of its proprietary ElectriPlast® product line (“Jasper”) (www.jasperrubber.com), Hanwha L&C is the Korean manufacturer.

Jasper, founded in 1949, is a leader in innovative rubber and plastics development. It manufactures a full range of products for customers in the major appliance, oil filter, and automotive industries, a number of which are Fortune 500 companies.

Hanwha L&C is part of the Hanwha Group (“Hanwha”) of companies that collectively form one of the largest conglomerates in South Korea. Headquartered in Seoul, Hanwha’s businesses include chemicals, munitions, plastics and similar materials for aerospace, automotive and consumer goods industries, as well as solar, pharmaceuticals, financial services, renewable energy, manufacturing and construction. Hanwha Group is on Forbes’ list of Top Global Companies.

Patents/Trademarks on Technologies

Our intellectual property portfolio consists of over thirteen years of accumulated research and design knowledge and trade secrets. We have sought United States (“US”) patent protection for many of our ideas related to our ElectriPlast® technologies. Currently, we have filed 111 non-provisional US patent applications, 55 of which have been issued as patents, with 51 of those issued patents not yet expired. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, we will continue to attempt to commercialize these technologies without the protection of patents. As patents are issued, we will have the exclusive right to use and license the design(s) described in each issued patent for the life of the patent in the US.

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

Integral has one pending US trademark application for ELECTRIPLASTTM, one registered US trademark for ELECTRIPLAST®, a registered US trademark for INTEGRAL (with design)®, and a pending US trademark application for WHERE LIGHTWEIGHTING STARTSTM. In addition, Integral has a registered mark for ELECTRIPLAST® in China, Japan, Europe and Taiwan, plus a pending trademark application in Korea for ELECTRIPLASTTM. In addition, Integral has pending trademark applications in China, Japan, Europe, Korea and Taiwan for WHERE LIGHTWEIGHTING STARTSTM. These applications and registration establish rights for the use of these marks in commerce.

Product Manufacturing and Distribution

We are not currently in the manufacturing business. As demand continues to grow and our need to increase capacity, reduce manufacturing costs and to improve margins, we would consider directly entering into the manufacturing business, including the possibility of acquiring existing assets or an operating company to help us accelerate this process. We have entered into a non-exclusive manufacturing agreement with Jasper Rubber, discussed herein, which provides for Jasper to manufacture ElectriPlast® for us.

Working with Jasper, we have refined the manufacturing and molding process of ElectriPlast®. The Jasper facility has production capacity able to meet our current and near term projected needs as well as the ability to rapidly increase capacity.

In June 2013, we signed a 10-year agreement with Hanwha L&C that grants Hanwha L&C an exclusive right to sell, distribute and manufacture ElectriPlast® in South Korea. Additionally, Hanwha has acquired non-exclusive sales and distribution rights to ElectriPlast® in Japan, Taiwan and China. Hanwha L&C is part of the Hanwha Group of companies that collectively form one of the largest conglomerates in South Korea, and is a global supplier in both automotive and consumer goods materials.

We also signed a Letter of Intent ("LOI") with chemical leader BASF Corporation to jointly explore the North American market for ElectriPlast's patented line of conductive thermoplastics. Together with BASF, we will approach key OEMs and Tier 1 manufacturers with opportunities for conductive thermoplastics as a lightweight material alternative to metals. As the world's leading chemical company, BASF’s portfolio ranges from chemicals, plastics, performance products and crop protection products to oil and gas.

As an engineered raw material, our technologies will not be sold directly to the general public, but rather to businesses and manufacturers of certain products who will incorporate our technologies as components in the design of their end-products. In addition to our current relationships, we are also exploring other opportunities for potential global partnerships in the automotive industry, as well as other industries, including consumer electronics, cable and wire, and telecommunications.

Barriers to Entry into Market Segment

We have been working to introduce the ElectriPlast® technology as an alternative to metal for use as an electrically conductive material. Although gaining rapidly, little industry knowledge exists today regarding the science and use of conductive resins as an alternative material or how to apply the material to specific applications. As with any new technology, a prospective client must first become educated on the uses of the material, then investigate, test, trial and accept that the alternative material is an adequate, to superior cost effective replacement option. Until there is greater knowledge and broader acceptance of ElectriPlast as a viable metal replacement technology, we will continue to experience prolonged selling cycles.

SUMMARY OF AGREEMENTS

Our business model calls for collaborating with leading technology innovators to develop new product applications for ElectriPlast® and to license our intellectual property for its manufacture and commercialization across many industries. Below is a summary of each of our commercial agreements concerning our ElectriPlast® technology:

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

Co-Development Agreement with Delphi Automotive PLC

In June of 2013, we entered into a co-development agreement with Delphi Automotive PLC to jointly develop wire and cable insulation applications using ElectriPlast® Conductive Resin Technology. Integral and Delphi will focus their joint development efforts on replacing the copper braiding in wire and cable applications with the lighter and more cost effective plastic hybrid material ElectriPlast®. The resulting applications are expected to be lighter, less costly to manufacture and substantially easier to install. Delphi Automotive PLC is a leading global supplier of electronics and technologies for automotive, commercial vehicle and other market segments. Operating major technical centers, manufacturing sites and customer support facilities in 32 countries, Delphi delivers real-world innovations that make products smarter and safer as well as more powerful and efficient.

Letter of Intent with BASF

In June of 2013, we signed a Letter of Intent ("LOI") with chemical leader BASF Corporation to jointly explore the North American market for ElectriPlast's patented line of conductive thermoplastics. Along with BASF, we will approach key OEMs and Tier 1 manufacturers with opportunities for conductive thermoplastics as a lightweight material alternative to metals. As the world's leading chemical company, BASF’s portfolio ranges from chemicals, plastics, performance products and crop protection products to oil and gas.

Patent License Agreement with Hanwha L&C Corp.

On June 21, 2013, we entered into a 10-year license agreement with Hanwha L&C Corp., a global high-tech materials maker based in South Korea. The agreement granted Hanwha L&C Corp. an exclusive, non-transferrable, non-sub licensable, license to manufacture, sell and distribute Integral’s line of conductive plastics, ElectriPlast®, in South Korea, as well as a non-exclusive, non-transferable, non-sub licensable right to sell and distribute ElectriPlast® for Japan, Taiwan and China markets. . There is a one-time license fee and an ongoing royalty fee for the life of the agreement.

EMPLOYEES/CONSULTANTS

We currently rely on both full and part-time associates, who work on our behalf on a contractual basis.

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

We have incurred substantial losses from inception and we have never generated revenues; failure to achieve profitability in the future would likely cause the market price for our common stock to decline significantly. We have generated net losses from inception and we have an accumulated deficit of approximately $44.0 million as of June 30, 2013.

If we do not generate adequate revenues in our fiscal year ending June 30, 2014, we will be required to raise capital to continue our operations. Unless we generate adequate revenues from operations (we have had no revenue to date) in the near future, we will require additional financing to carry out our business plans next year, and such financing may not be available at that time. If we require additional financing, we may seek additional funds through private placements that will be exempt from registration and will not require prior shareholder approval. If additional funds are raised by issuing common stock, or securities that are convertible into common stock (such as preferred stock, warrants, or convertible debentures), further dilution to shareholders could occur. Additionally, investors could be granted registration rights by us that could result in market overhang and depress the market price of the common stock. If we fail to obtain sufficient additional financing, we will not be able to implement our business plans in an effective or timely manner.

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

If future market acceptance of our ElectriPlast® technology is poor, we will not be able to generate adequate sales to achieve profitable operations. Our future is dependent upon the success of our current and future marketing efforts put towards our ElectriPlast® technology. Our ElectriPlast® technology will be marketed to manufacturers of products that will benefit from the incorporation of any of the ElectriPlast® applications into their products. As of June 30, 2013, we have not generated any revenue from our ElectriPlast® technology. If future market acceptance of our ElectriPlast® technology is poor, we will not be able to generate adequate sales to achieve profitable operations.

Dependence on outside suppliers and manufacturers could disrupt our business if they fail to meet our expectations. Currently, we rely on outside suppliers and manufacturers to produce ElectriPlast® for us. While we have entered into formal arrangements with outside suppliers and manufacturers for the production of ElectriPlast® if any of them should become too expensive or suffer from quality control problems or financial difficulties, we would have to find alternative sources. If alternative sources are not readily available, this could significantly disrupt our business.

Our patent and other intellectual property rights may be subject to uncertainty and may be challenged or circumvented by competitors. We rely on a combination of patents, patent applications, trademarks, trade secrets and confidentiality procedures to protect our intellectual property rights, which we believe will give us a competitive advantage over our competitors. We have sought US patent protection for many of our ideas related to our ElectriPlast® technologies. Our intellectual property portfolio consists of over thirteen years of accumulated research and design knowledge and trade secrets. We have sought United States (“US”) patent protection for many of our ideas related to our ElectriPlast® technologies. Currently, we have filed 111 non-provisional US patent applications, 55 of which have been issued as patents, with 51 of those issued patents not yet expired. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, we will continue to attempt to commercialize these technologies without the protection of patents. As patents are issued, we will have the exclusive right to use and license the design(s) described in each issued patent for the life of the patent in the US.

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

Integral has one pending US trademark application for ELECTRIPLASTTM, one registered US trademark for ELECTRIPLAST®, a registered US trademark for INTEGRAL (with design)®, and a pending US trademark application for WHERE LIGHTWEIGHTING STARTSTM. In addition, Integral has a registered mark for ELECTRIPLAST® in China, Japan, Europe and Taiwan, plus a pending trademark application in Korea for ELECTRIPLASTTM. In addition, Integral has pending trademark applications in China, Japan, Europe, Korea and Taiwan for WHERE LIGHTWEIGHTING STARTSTM. These applications and registration establish rights for the use of these marks in commerce.

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

As of June 30, 2013, 1,000,000 shares of preferred stock have been designated as Series A Convertible Preferred Stock of which 308,538 are issued and outstanding, and held by two of our insiders. Each share of Series A Convertible Preferred Stock:

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

How future issuances of common stock pursuant to our stock plans will affect you. We have three non-qualified stock plans in effect. As of June 30, 2013, approximately 2,139,500 (2001-764,500, 2003-1,375,000) shares are available under the 2001 and 2003 plans for future issuance, either directly or pursuant to options, to our officers, directors, employees and consultants. As of June 30, 2013 there is an over-issuance of 1,275,000 shares of common stock under the 2009 non-qualified stock plan. The Company plans to remedy this over-issuance by authorizing additional shares of common stock for issuance under this plan. Also, as of June 30, 2013, approximately 5,900,000 shares are issued and have fully vested under our option plans, at a weighted-average exercise price of approximately $0.43 per share. Additional stock or options to acquire our stock of can be granted at any time by our board of directors, usually without shareholder approval. When shares of common stock are issued directly or upon the exercise of options under these plans, your ownership may be diluted.

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

We have a limited market for our common stock that causes the market price to be volatile and to usually decline when there is more selling than buying on any given day. On May 9, 1997 our common stock began publicly trading on the OTC Bulletin Board under the symbol "ITKG," and it currently trades on the Pink Sheets. At most times in the past, our common stock has been thinly traded and the market price usually declines when there is more selling than buying on any given day. As a result, the market price has been volatile, and the market price may decline immediately if you decide to place an order to sell your shares.

The market price of our common stock is highly volatile, and several factors that are beyond our control, including our common stock being historically thinly traded, could adversely affect its market price. Historically, our common stock has been thinly traded and the market price has been highly volatile. During the year ended June 30, 2013, the closing bid price of our common stock has been quoted on the OTC Bulletin Board from as low as $0.20 to as high as $.83. These quotations reflect interdealer prices without retail markup, markdown, or commission and may not represent actual transactions. For these and other reasons, our stock price is subject to significant volatility and will likely be adversely affected if our revenues or earnings (or lack of revenues or earnings) in any quarter fail to meet the investment community’s expectations. Additionally, the market price of our common stock could be subject to significant fluctuations in response to:

•	announcements of new products or sales offered by us or our competitors;
•	actual or anticipated variations in quarterly operating results;
•	changes in financial estimates by securities analysts, if any;
•	changes in the market’s perception of us or the nature of our business; and
•	sales of our common stock.

Future sales of common stock into the public marketplace will increase the public float and may adversely affect the market price. As of June 30, 2013, approximately six million shares of common stock were available for sale by both affiliates (officers and directors) and non-affiliates under Rule 144 of the Securities Act of 1933, as amended. In general, under Rule 144, a person who has held stock for six months and is not an affiliate of the Company may sell their shares without limitation under Rule 144. Future sales of common stock will increase the public float and may have a material adverse effect on the market price of the common stock, which in turn could have a material adverse affect on our ability to obtain future funding as well as create a potential market overhang.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. We lease office space in Bellingham, Washington and Philadelphia, Pennsylvania. We principally use the Bellingham, Washington office space as our corporate headquarters. All manufacturing of our products occurs at the Jasper facility.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings involving our Company.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is a limited public market for our common stock. On May 9, 1997, our common stock began publicly trading on the OTC Bulletin Board under the symbol "ITKG," and it currently trades on the Pink Sheets. The following table sets forth the range of high and low bid quotations for our common stock for each quarter of the fiscal years ended June 30, 2013 and 2012.

Quarter Ended	Low Bid	High Bid

September 30, 2011	$0.31	$0.51
December 31, 2011	$0.25	$0.51
March 31, 2012	$0.24	$0.65
June 30, 2012	$0.30	$0.45

September 30, 2012	$0.29	$0.39
December 31, 2012	$0.20	$0.38
March 31, 2013	$0.20	$0.37
June 30, 2013	$0.28	$0.83

The source of this information is the OTC Bulletin Board and other quotation services. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

As of September 10, 2013 there were approximately 294 holders, of record of our common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

Dividends

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on such common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

Information regarding the issuance and sales of securities without registration during the fiscal year ended June 30, 2013, has previously been included in Quarterly Reports on Forms 10-Q and Current Reports on Form 8-K filed during the period covered by this report. Information regarding the recent sales of unregistered securities can be found in note 4(a) of the financial statements.

Repurchases of equity securities

We did not repurchase any of our outstanding equity securities during the fourth quarter ended June 30, 2013.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Integral focuses the majority of our resources on researching, developing and commercializing our ElectriPlast® technologies. In addition, Integral allocates resources to expand and protect the extensive intellectual property holdings surrounding its ElectriPlast® technology. Our business strategy focuses on the leveraging of our intellectual property rights and our strength in product design and material innovation. We are focusing our business development and marketing efforts on securing licensing and/or joint development agreements in areas for which we currently hold patents covering specific materials, components, parts, applications or end-products incorporating conductive resins and ElectriPlast technology. Integral collaborates with suppliers, Tier1, OEM's and manufacturers of products who would benefit from the incorporation of any of the ElectriPlast® applications.

ElectriPlast® is an innovative, electrically-conductive resin-based material. The ElectriPlast® polymer is a compounded formulation of resin-based materials, which are conductively loaded, or doped, with a proprietary-controlled, balanced concentration of micron conductive materials, then pelletized. The conductive loading or doping within this pellet is then homogenized using conventional molding techniques and conventional molding equipment. The end result is a product that can be molded into any of the infinite shapes and sizes associated with plastics and rubbers, is non-corrosive, and can serve as an electrically conductive alternative material to metal.

Various examples of applications for ElectriPlast® where Integral holds patent protection are: antennas, electronics shielding, lighting/LED circuitry, motors, switch actuators, resistors, medical devices, thermal management, toys and cable connector bodies, among others. We have been working to introduce these new applications and the ElectriPlast® technology on a global scale.

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

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From inception on February 12, 1996 through June 30, 2013, we have accrued an accumulated deficit of approximately $44 million.

As of June 30, 2013, all of our assets were current assets of $802,540, consisting of cash of $532,308, prepaid expense of $20,232 and account receivable of $250,000. All of our property and equipment has been fully depreciated.

As of June 30, 2013, current liabilities of $3,064,656 consisting of accounts payable and accruals of $2,270.727, a deferred obligation of $25,000, a convertible debenture of $174,827, a derivative liability of $414,102 and redeemable preferred stock of $180,000. Non-current liabilities consist of deferred liability of $225,000 and redeemable preferred stock of $120,000. Included in accounts payable and accruals is legal fees payable (including associated filing fees) related to patent filings accounted for approximately $188,000 of the total.

As of June 30, 2013, total stockholder’s deficit was $2,607,116.

Results of Operations of the Year Ended June 30, 2013 compared to the Year Ended June 30, 2012

Our net loss for the year ended June 30, 2013, was $3,749,790 compared to a net loss of $3,400,434 for the prior fiscal year, a difference of $349,356. This increase in our net loss is primarily attributable to the increase in the following expenses: Consulting expense increased by $501,580, legal and accounting increased by $126,853, general and administrative expense increased by $32,047, interest expense increased by $56,909, loss on extinguishment of debt increased by $109,000 and fair value loss on derivative financial liabilities increased by $231,211 during the year ended June 30, 2012. These increases were offset by an increase on a gain on extinguishment of debt of $355,022, an increase in net gain on settlement of convertible debentures of $26,189 and a decrease in salaries of $165,000.

(1) Consulting fees of $2,260,810, including non-cash, stock based compensation charges for options and warrants previously granted of $131,679, shares issued for services of $974,125 and stock based compensation charges for the extension of the expiration date of outstanding options and warrants held by consultants of $145,835. This is compared to consulting fees of $1,759,230 for the year ended June 30, 2012, that included non-cash, stock based compensation charges for options granted of $376,698, shares issued for services of $34,954 and stock based compensation charges for the extension of the expiration date of outstanding options and warrants held by consultants of $36,264. As described in the notes to the financial statements, the fair value of options granted were valued using the Black-Scholes option pricing model.

(2) General and administrative expense of $235,835 includes new directors and officer’s insurance premiums of $120,885 for the year ended June 30, 2013, compared to $118,352 for the year ended June 30, 2012.

(3) Legal and accounting expense of $472, 833 includes legal fees incurred of $375,885 for the year ended June 30, 2013, compared to $261,392 for the year ended June 30, 2012.

(4) Interest expense of $130,397 includes amortization of convertible debt of $112,330 and interest on promissory note of $8,789, compared to amortization of convertible debt of $55,174 and interest on promissory note of $16,370 recorded for the year ended June 30, 2012.

(5) Fair value loss on derivative financial liability of $320,537 consists of the total change in fair value of derivative instruments related to the convertible debt since inception, compared to $89,326 recorded for the year ended June 30, 2012. As described in the notes to the financial statements, this value was determined using the Black-Scholes option pricing model.

Our net loss for the year ended June 30, 2013, was offset minimally by “other income” of $246 compared to “other income” in the previous fiscal year of $103. The category of “other income” consists of interest income and nominal license fees.

Research and development costs incurred during the year ended June 30, 2013 were $89,198, a modest decrease of $149,599 over the prior fiscal year attributable to refining the manufacturing process by Jasper of our ElectriPlast® material and for independent testing of several of our ElectriPlast® applications and the receipt of funds from the sale of prototypes.

For the year ended June 30, 2013, our cash used in operating activities was $1,785,964, compared to $1,449,207 used in 2012.

For the year ended June 30, 2013, our cash provided by financing activities was $2,146,099 compared to $1,610,015 provided in 2012, represented by net private placement proceeds of $2,013,160 (2012 - $1,339,515) and proceeds from convertible debentures of $377,500 (2012 - $270,500). This was offset by repayment of promissory note of $123,696 (2012 - $nil) and repayment of convertible debentures of $120,865 (2012 - $nil).

Liquidity and Capital Resources

We anticipate spending up to approximately $500,000 over the next twelve months on ongoing research and development of the different applications and uses of our technologies.

As of June 30, 2013, we had $532,308 in cash on hand, and we estimate that we will require $3.0 million to carry out our business plan during our fiscal year ending June 30, 2014. Accordingly, management believes that until we generate revenues/income from operations (we have none to date), additional funding will be required to carry out our business plan.

Financing transactions may include the issuance of equity securities, obtaining additional credit facilities or other financing mechanisms. However, the trading price of the Company’s common stock and the recent year’s slowdown of the United States of America’s economy has made it more difficult to obtain equity financing. If none of these events occur, there is a risk that the business will fail.

The Company has used approximately $25,000,000 in cash from operations since inception in 1996, which has been funded primarily from proceeds from the issuance of common stock.

We are not currently in the manufacturing business. As demand continues to grow and our need to increase capacity, reduce manufacturing costs and to improve margins, we would consider directly entering into the manufacturing business, including the possibility of acquiring existing assets or an operating company to help us accelerate this process.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates which could adversely affect the value of derivative financial liabilities. Therefore, an increase or decrease in interest rates by 1% from our 2013 year end would not have a material effect on operating net loss or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements and an index thereto commences on the index to the financial statements on this Form 10-k.

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

Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, and they have concluded that, as of June 30, 2013, they were not effective.

The certification required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.01 and 31.02 , respectively, to this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes these policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Our evaluation was based on the criteria for smaller public companies set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under those criteria, our management concluded that, as of June 30, 2013, our internal control over financial reporting is not effective due to the significant deficiencies described below.

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

The aforementioned significant deficiencies were identified by our Chief Financial Officer and these matters were communicated to management. We believe the following planned action will be sufficient to remediate the significant deficiency described above:

•	We have engaged an independent public accounting firm to perform a qualified, independent review over all significant transactions included in our financial reports as well as our period end financial disclosures included in our periodic filings.

Management believes the actions described above will remediate the significant deficiencies we have identified and strengthen our internal control over financial reporting. Our management intends to substantially complete these identified remedial actions during the fiscal year ended June 30, 2014.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

The following information should have been reported on a Form 8-K under Item 1.01, “Entry into a Material Definitive Agreement” during the preceding fiscal year:

1)	The Company entered into a Consulting and Confidentiality Agreement with Stephen Neu, dated June 1, 2011, engaging Mr. Neu to provide certain consulting services to the Company. The term of the agreement expires on June 1, 2014. Mr. Neu shall receive a monthly consulting fee of $14,000. Mr. Neu was issued 150,000 shares of common stock in the Company upon the execution of this agreement (not yet issued), and will receive an additional 100,000 shares of common stock in the Company upon the 6-month anniversary of the execution date of the agreement. Mr. Neu was granted 600,000 stock options, which vest pursuant to the terms therein, and rights to receive an additional 1,250,000 stock options (not yet issued) on the first anniversary of the execution date of the agreement. In the event Mr. Neu is terminated without cause, he will receive the full amount of compensation due through the expiration of this agreement. The agreement also contains customary provisions regarding confidentiality of the Company’s proprietary information, indemnification and non-competition;

On June 13, 2013, the Company signed a separation agreement with Steve Neu. This resulted in a termination of the Consulting and Confidentiality Agreement above effective December 31, 2012. As a result of the termination the Company is required to issue 541,666 common shares pursuant to a restricted stock award agreement for options vesting prior to the agreement date and issue an additional 628,571 common shares in consideration for unpaid fees of $243,000. The modified consulting fees have been recorded at the fair value of shares to be issued of $352,000 included in accounts payable and accruals. The increase in value of modified debt of $109,000 has been recognized as a loss on extinguishment of liabilities in the consolidated statements of operations. Additionally, 600,000 options previously granted to Steve Neu were cancelled.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Our Company has a Board of Directors that is currently comprised of five members. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed. The members of the Board and the named executive officers of our Company and their respective age and position are as follows:

Name	Age	Position with Company	Director of Company Since

Doug Bathauer	48	Director, CEO and Treasurer	November 2012

William A. Ince	62	Director, Secretary and Chief Financial Officer	February 1996

James Eagan	50	Director, Chairman	January 2011

Herbert C. Reedman	60	President, Director	November 2012

Richard Blumberg	64	Independent Director	November 2012

Doug Bathauer
(Director, CEO and Treasurer)

Mr. Bathauer was appointed to the Board and as the Chief Executive Officer of the Company upon the resignation of Mr. William Robinson, our former Director and Chief executive Officer, on November 8, 2012. Mr. Bathauer drives the development and implementation of company strategies. Prior to CEO, Mr. Bathauer was Vice President of Corporate Development for Integral and was responsible for Integral’s corporate development efforts which included corporate communications, business development, and capital funding. Before joining Integral, Mr. Bathauer worked with some of the leading firms in the financial services industry providing financial and investment advice to early stage and small growth companies. Over his career Mr. Bathauer has advised a broad portfolio of corporate clients including consumer product, technology and renewable energy companies, assisting them in raising capital, corporate restructuring, and establishing national distribution channels. He is a graduate of Purdue University.

William A. Ince
(Director, Secretary and Chief Financial Officer)

Mr. Ince, a co-founder of our Company (since 1996), together with other executives been responsible, for the development and implementation of corporate strategies playing a key role in bringing our groundbreaking ‘ElectriPlast®’ technology to the marketplace.. He is also responsible for the accounting and financial systems, regulatory matters and record-keeping of Integral and its subsidiaries.

Mr. Ince brings with him a background as a professional accountant and experience from management positions in finance and operations in several private companies. For the last 30 years he has been leveraging his extensive industry experience to deliver results focused business strategy. He has consulted to both private and public companies in the areas of marketing and finance, as well as turn-around situations.

Mr. Ince has been responsible for protecting and expanding the value of our Intellectual property portfolio. He remains at the forefront of this effort, managing the company’s relationship with both Reed Smith, our outside counsel and ipCapital, our Intellectual property consultants.

James Eagan
(Director and Chairman)

James Eagan is a former satellite telecommunications executive and a co-founder of ORBCOMM LLC. As Executive Vice President, Chief Marketing Officer and Director of ORBCOMM, he was responsible for developing a new business model, slashing costs, raising capital, and growing the subscriber base.

He led pioneering efforts in the mobile satellite industry where he was responsible for launching low cost satellite services in North America and Asia Pacific. Prior to ORBCOMM, Mr. Eagan was with Lockheed Martin and started his career as a naval officer.

He is a graduate of the University of California Los Angeles and received his MBA from George Washington University.

Herbert C. Reedman
(Director and President)

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

Richard Blumberg
(Director-Independent Director )

Mr. Blumberg is a graduate from the University of Illinois with a degree in electrical engineering and computer science and from Stanford University with a degree in law. Over the course of his extensive, multifarious career, Mr. Blumberg has worked tirelessly to put that proficiency to use. He has acted as one of the principals of a medical-legal and class action labor litigation firm, achieving judgments in the hundreds of millions of dollars. He has served as CEO of leading wind power development company Energy Logics, and, while there, oversaw the buyout of the company, which went on to successfully develop a 120 MW wind farm in Montana. Most recently, Blumberg has worked as a venture capital entrepreneur in high-tech and life sciences companies and is also currently a major shareholder in Insync Analytics, the co-developer of an analytical trading tool presently used in-house to trade stocks and commodities.

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

Section 16(a) Beneficial Ownership Reporting Compliance (update)

Section 16(a) of the Securities Exchange Act of 1934 requires our Company's officers and directors, and persons who own more than 10% of a registered class of our Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received or written representations from certain reporting persons, we believe that, during the year ended June 30, 2013, all Section 16(a) filing requirements applicable to our officers, directors and ten percent shareholders were timely complied with by such persons, except for the following: (1) William S. Robinson filed a late Form 4 on September 27, 2010 regarding the acquisition of 500,000 options for the purchase of Common Stock that were granted on July 14, 2009; (2) William A. Ince filed a late Form 4 on September 27, 2010 regarding the acquisition of 500,000 options for the purchase of Common Stock on July 14, 2009; and (3) Richard P. Blumberg, a 10% security holder, filed a late Form 3 on June 28, 2010 relating to the acquisition of Common Stock on December 9, 2009.

ITEM 11. EXECUTIVE COMPENSATION

The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to our executive officers, and other individuals for whom disclosure is required, for all services rendered in all such capacities to Integral and our subsidiaries.

Summary Compensation Table

The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, to or for Integral’s principal executive officer and each of the other executive officers (one person) and one non-executive officer, during the fiscal years ended June 30, 2013 and 2012.

Name and Principal Position	Fiscal Year Ended June 30	Salary ($)	Bonus ($)	Stock Awards (n1)	Options Awards ($) (n2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (n3)	Total ($)
William S. Robinson	2013	$55,000	-0-	$-0-	$-0-	-0-	-0-	$11,570	$66,570
Former Chief Executive Officer, Treasurer, Chairman, Director	2012	$220,000	-0-	$-0-	$-0-	-0-	-0-	$28, 271	$248,271

Doug Bathauer	2013	$168,000	-0-	$-0-	-0-	-0-	-0-	$-0_	$168,000
Chief Executive Officer, Treasurer, Director	2012	$150,000	-0-	$-0-	-0-	-0-	-0-	$-0_	$150,000

William A. Ince	2013	$220,000	-0-	$-0-	-0-	-0-	-0-	$23,189	$243,189
Chief Financial and Accounting Officer, Secretary, Director	2012	$220,000	-0-	$-0-	-0-	-0-	-0-	$23,189	$243,189

Herbert Reedman	2013	$168,000	-0-	$-0-	-0-	-0-	-0-	-0-	$168,000
President, Director	2012	$168,000	-0-	$-0-	-0-	-0-	-0-	-0-	$168,000

(n1)	Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to ASC 718. ASC 718 requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description ASC 718 and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this report.

(n2)	On July 1, 2002, Mr. Ince was granted an option to acquire 415,000 shares of common stock at an exercise price of $1.00 per share. In December 2005, the expiration date of these options was extended until December 31, 2007. Then in June 2007, the expiration date of these options was extended until December 31, 2010. On April 10, 2010 the expiration date of these options was extended until July 31, 2014.

On July 14, 2009, Mr. Robinson and Mr. Ince were each granted an option to acquire 500,000 shares of common stock at an exercise price of $0.25 per share. These options are exercisable after January 1, 2010 and expire on December 31, 2014.

(n3)	William S. Robinson and William A. Ince each own shares of Series A Preferred Stock. A 5% dividend on the Series A Preferred Stock is payable in cash or shares of common stock at the election of Integral. For the year ended June 30, 2013, $10,271 was paid or accrued for Mr. Robinson and $5,189 was paid or accrued for Mr. Ince. For the year ended June 30, 2012, $10,271 was paid or accrued for Mr. Robinson and $5,189 was paid or accrued for Mr. Ince.

In 2013, William S. Robinson received an automobile expense allowance of $4,500 and William A. Ince an automobile expense allowance of $18,000. In 2012 each received an automobile expense allowance of $18,000. .

Except as set forth above, no outstanding options to purchase common stock or other equity-based award granted to or held by any named executive officer were re-priced or otherwise materially modified, including extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined, nor was there any waiver or modification of any specified performance target, goal or condition to payout.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common stock purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of June 30, 2013.

Option Awards						Stock Awards
			Equity Incentive Plan Awards:					Equity Incentive Plan Awards:	Equity Incentive Plan Awards:

Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

William A. Ince (n1)	415,000	0	0	$1.00	7/31/2014	0	0	0	0
	500,000	0	0	$0.25	12/31/2014

Doug Bathauer	250,000	0	0	$0.25	12/31/2013	0	0	0	0
	125,000	0	0	$0.25	12/31/2014

Herbert Reedman (n2)	100,000		0	$0.50	10/15/2014	0	0	0	0
	100,000			$0.50	04/15/2015
	100,000			$0.50	10/15/2015
	100,000			$0.50	04/15/2016
		100,000		$0.50	10/15/2016
		100,000		$0.50	04/15/2013

(n1)	Mr. Ince holds the following options: On July 1, 2002, Mr. Ince was granted an option to acquire 415,000 shares of common stock at an exercise price of $1.00 per share. In June 2007, the expiration date of these options was extended until December 31, 2010 and on April 10, 2010 the expiration date of these options was extended to July 31, 2014. On July 14, 2009 Mr. Ince was granted an option to acquire 500,000 shares of common stock at an exercise price of $0.25 per share. These options are exercisable after January 1, 2010 and expire on December 31, 2014.

(n2)	The Company entered into a Consulting and Confidentiality Agreement with Herb Reedman, dated April 15, 2011. In addition to the above mentioned options, an additional 1,250,000 options were granted to Mr. Reedman on the first anniversary of execution date of the agreement. These options have not been issued yet.

Compensation of Directors

The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, to or for Integral’s Directors during the last completed fiscal year ended June 30, 2013.

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

On November 8, 2012, Mr. Robinson resigned from his position as director and CEO of the Company. The terms of the separation agreement are disclosed in note 14(a) of the financial statements.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock

The following table sets forth, as of September 10, 2013 the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral’s common stock, each director and executive officer individually and all directors and executive officers of Integral as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

Name and Address of Beneficial Owner (n1)	Amount and Nature of Beneficial Ownership(n1)	Percent of Class (n3)
Executive Officers and Directors:
Doug Bathauer (n6) 805 West Orchard Dr. Suite #7 Bellingham WA 98225	325,000.004
William A. Ince (n4) 805 W. Orchard Dr., Suite #7 Bellingham, WA 98225	2,648,816 (n2)	3.4%
Herb Reedman (n7) 220 Commerce Drive Suite 205 Fort Washington PA 19034	650,000.008%
James Eagan (n8) 805 West Orchard Dr. Suite 7 Bellingham WA 98225	750,000.009%
Richard P. Blumberg	7,731,142 (n5)	9.8%
All executive officers and directors as a group	12,104,958	13.2%

(n1)	Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(n2)	Includes vested options beneficially owned but not yet exercised and outstanding, if any. The table does not include the effects of conversion by Mr. Ince of his shares of Series A Convertible Preferred Stock (“Series A”), which are convertible into shares of common stock at a conversion rate that varies with the market price of the common stock at the time of conversion. The conversion rate is determined by dividing the number of shares of Series A being converted by the average of the high and low bid prices of Integral’s common stock reported by the OTC Bulletin Board over the ten trading days preceding the date of conversion. Mr. Ince owns 103,563 shares of Series A. As of September 10, 2013, the conversion rate was $0.475 per share, so Mr. Ince’s 103,563 shares of Series A were convertible into 215,756 shares of common stock. The actual number of shares of common stock receivable by Mr. Ince upon conversion of the Series A would depend on the actual conversion rate in effect at the time of conversion.

(n3)	Based upon 78,939,484 shares issued and outstanding, plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(n4)	Mr. Ince is an executive officer and director of Integral and each of its subsidiaries. Beneficial ownership figure includes 915,000 shares underlying options.

(n5)	Based on information contained in Schedule 13G filed with the SEC on February 5, 2012, filed by Richard P. Blumberg whose address is 2357 Hobart Ave. S.W., Seattle, WA 98116. Richard P. Blumberg has sole voting power with respect to 4,940,667 and has shared voting power over 2,790,475 shares.

(n6)	Mr. Bathauer is an executive officer and director of Integral and each of its subsidiaries. Beneficial figure ownership includes 325,000 shares underlying options.

(n7)	Mr. Reedman is an executive officer and director of Integral and each of its subsidiaries. Beneficial figure ownership includes 650,000 shares underlying options. The Company entered into a Consulting and Confidentiality Agreement with Mr. Reedman, dated April 15, 2011. In addition to the above mentioned options, an additional 1,250,000 options were granted to Mr. Reedman on the first anniversary of execution date of the agreement. These options have not been issued yet.

(n8)	Mr. Eagan is a director of Integral and each of its subsidiaries. Beneficial figure ownership includes 750,000 shares underlying options. The Company entered into a Consulting and Confidentiality Agreement with Mr. Eagan, dated December 1, 2010. In addition to the above mentioned options, an additional 1,250,000 options were granted to Mr. Eagan on the first anniversary of execution date of the agreement. These options have not been issued yet.

Series A Convertible Preferred Stock

The following table sets forth, as of September 10, 2013, the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral’s Series A Convertible Preferred Stock, each Officer and Director individually and all Directors and Officers of Integral as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

Name and Address of Beneficial Owner (n1)	Amount and Nature of Beneficial Ownership(n1)	Percent of Class (n2)
William S. Robinson (n3) – #3 1070 West Pender St. Vancouver, B.C. V6E 2N7	204,975	66.4%
William A. Ince (n4) – 805 W. Orchard Dr., Suite #7 Bellingham, WA 98225	103,563	33.6%
All officers and directors of Integral as a group (2 persons)	308,538	100%

(n1)	Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(n2)            Based upon 308,538 Series A Convertible Preferred shares issued and outstanding.

(n3)	Mr. Robinson is a former executive officer and director of Integral and each of its subsidiaries.

(n4)	Mr. Ince is an executive officer and director of Integral and each of its subsidiaries.

Equity Compensation Plan Information

The following information concerning the Company’s equity compensation plans is as of the end of the fiscal year ended June 30, 2013:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	5,450,000	$0.43	3,100,000
Total	5,450,000	$0.43	3,100,000

As of June 30, 2013, Integral has three Employee Benefit and Consulting Services Compensation Plans (the “Plans”) in effect.

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

DIRECTOR INDEPENDENCE

Our Board of Directors is comprised of five members, Doug Bathauer, William A. Ince, James Eagan and Herbert C. Reedman. Mr. Bathauer, Mr. Ince and Mr. Reedman also serve as executive officers of the Company. We have one independent director at this time being Mr. Richard Blumberg.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Company’s board of directors reviews and approves audit and permissible non-audit services performed by Smythe Ratcliffe LLP, Vancouver, Canada (“SRLLP”), as well as the fees charged by SRLLP for such services. In its review of non-audit service fees and its appointment of SRLLP as our Company’s independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining SRLLP’s independence. All of the services provided and fees charged by SRLLP in the fiscal year ended June 30, 2013 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed for professional services rendered by SRLLP for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-Q during fiscal years ended June 30, 2013 and 2012 were $70,500 and $67,200, respectively.

Audit-Related Fees

There were no other fees billed by SRLLP during the last two fiscal years that were reasonably related to the performance of the audit or review of our Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no fees billed for professional services rendered by SRLLP for tax compliance services in fiscal years ended June 30, 2013 and 2012, respectively.

All Other Fees

There were no other fees billed by SRLLP during the last two fiscal years for products and services provided by SRLLP.

ITEM 15. EXHIBITS

Exhibit No.	Description

3.03	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.03 of Integral’s quarterly report on Form 10-QSB for the period ended March 31, 2006.)

3.04	Bylaws, as amended and restated on December 31, 1997. (Incorporated by reference to Exhibit 3.04 of Integral’s quarterly report on Form 10-QSB for the period ended March 31, 2006.)

10.12	Integral Technologies, Inc. 2001 Stock Plan dated January 2, 2001, as amended December 17, 2001. (Incorporated by reference to Exhibit 10.12 of Integral’s registration statement on Form S-8 (file no. 333-76058).)

10.15	Integral Technologies, Inc. 2003 Stock Plan dated April 4, 2003 (Incorporated by reference to Exhibit 10.15 of Integral’s registration statement on Form S-8 (file no. 333-104522).)

10.18	Grant of Option dated June 17, 2005 between Integral and Thomas Aisenbrey. (Incorporated by reference to Exhibit 10.18 of Integral’s Current Report Form 8-K dated June 17, 2005 (filed June 23, 2005).)

10.19	Agreement between the Company and The QuanStar Group, LLC dated June 20, 2005. (Incorporated by reference to Exhibit 10.18 of Integral’s Current Report Form 8-K dated June 17, 2005 (filed June 23, 2005).)

10.20	Patent License Agreement between the Company and Heatron, Inc. dated March 17, 2006. (Incorporated by reference to Exhibit 10.20 of Integral’s Current Report Form 8-K dated March 17, 2006 (filed April 11, 2006).)

10.21	Patent License Agreement between the Company and Jasper Rubber Products, Inc. dated August 25, 2006. (Incorporated by reference to Exhibit 10.21 of Integral’s Current Report Form 8-K dated August 25, 2006 (filed September 19, 2006).)

10.22	Grant of Option dated November 6, 2006 between Integral and Thomas Aisenbrey. (Incorporated by reference to Exhibit 10.22 of Integral’s Quarterly Report on Form 10-QSB for the period ended September 30, 2006.)

10.23	Manufacturing Agreement between Integral and Jasper Rubber Products, Inc. dated November 22, 2006. (Incorporated by reference to Exhibit 10.23 of Integral’s Current Report on Form 8-K dated November 27, 2006 (filed December 4, 2006).)

10.24	Patent License Agreement between Integral and ADAC Plastics, Inc. d/b/a ADAC Automotive, dated November 28, 2006. (Incorporated by reference to Exhibit 10.24 of Integral’s Current Report on Form 8-K dated December 18, 2006 (filed December 20, 2006).)

10.25	Patent License Agreement between Integral and Esprit Solutions Limited, dated December 18, 2006. (Incorporated by reference to Exhibit 10.25 of Integral’s Current Report on Form 8-K dated January 9, 2007 (filed January 19, 2007).)

10.26	Patent License Agreement between Integral and Knowles Electronics, LLC, dated January 18, 2007. (Incorporated by reference to Exhibit 10.26 of Integral’s Quarterly Report on Form 10-QSB for the period ended December 31, 2006.)

10.27	Agreement between Integral and Visionary Innovations, Inc., dated February 16, 2007. (Incorporated by reference to Exhibit 10.27 of Integral’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.)

10.28	Amendment One to Manufacturing Agreement between Integral and Jasper Rubber Products, Inc. dated July 19, 2007. (Incorporated by reference to Exhibit 10.28 of Integral’s Current Report on Form 8-K dated July 19, 2007 (filed July 30, 2007).)

10.29	Integral Technologies, Inc. 2009 Stock Option Plan dated July 14, 2009. (Incorporated by reference to Exhibit 10.29 of Integral’s Current Report on Form 10-KSB dated September 29, 2009 (filed September 29, 2009)) .

10.30	Employment Agreement between Integral and William Robinson dated July 14, 2009. (Incorporated by reference to Exhibit 10.30 of Integral’s Current Report on Form 10-KSB dated September 29, 2009 (filed September 29, 2009)).

10.31	Employment Agreement between Integral and William Ince dated July 14, 2009. (Incorporated by reference to Exhibit 10.31 of Integral’s Current Report on Form 10-KSB dated September 29, 2009 (filed September 29, 2009)).

10.32	Consulting Agreement between Integral and Mohamed Zeidan dated August 10, 2009. (Incorporated by reference to Exhibit 10.32 of Integral’s Current Report on Form 10-KSB dated September 29, 2009 (filed September 29, 2009)).

10.33	Consulting Agreement between Integral and James Eagan dated December 1, 2010. (Incorporated by reference to Exhibit 10.33 of Integral’s Current report on Form 10-k dated September 28, 2011 (filed September 28,2011)).

10.34	Consulting Agreement between Integral and Herbert C. Reedman dated April 15, 2011. . (Incorporated by reference to Exhibit 10.34 of Integral’s Current report on Form 10-k dated September 28, 2011 (filed September 28,2011)).

10.35	Consulting Agreement between Integral and Stephen Neu dated June 1, 2011. (Incorporated by reference to Exhibit 10.35 of Integral’s Current report on Form 10-k dated September 28, 2011 (filed September 28,2011)).

10.36	Consulting Agreement between Integral and Paul MacKenzie dated June 1, 2011. (Incorporated by reference to Exhibit 10.36 of Integral’s Current report on Form 10-k dated September 28, 2011 (filed September 28,2011)).

10.37	Separation Agreement between Integral and William Robinson dated November 8, 2012. (filed herewith)

10.38	Separation Agreement between Integral and Steven Neu dated June 13, 2013. (Filed herewith).

10.39	Consulting Agreement Extension between Integral and Mo Zeidan dated June 20,2013. (filed herewith)

10.40	Redacted License Agreement between Integral and Hanwha L&C Corp. dated June 19, 2013. (Filed herewith).

14.1	Code of Ethics adopted September 20, 2004. (Incorporated by reference to Exhibit 14.1 of Integral’s annual report on Form 10-KSB for the period ended June 30, 2004.)

21.4	List of Subsidiaries. (Incorporated by reference to Exhibit 21.4 of Integral’s annual report on Form 10-KSB for the period ended June 30, 2004.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL TECHNOLOGIES, INC

Dated: September 30, 2013	/s/ Douglas Bathauer
Douglas Bathauer, Chief Executive Officer

/s/ William A. Ince
William A. Ince, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas Bathauer	Director	September 30, 2013
Douglas Bathauer

/s/ William A. Ince	Director	September 30, 2013
William A. Ince

/s/ James Eagan	Director	September 30, 2013
James Eagan

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)

Consolidated Financial Statements
June 30, 2013, 2012 and 2011
(US Dollars)

Index	Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Stockholders' Equity (Deficit)	F-4 – F-11

Consolidated Statements of Cash Flows	F-12

Notes to Consolidated Financial Statements	F-13 – F-45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE DIRECTORS AND STOCKHOLDERS OF INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Integral Technologies, Inc. (a development stage company) as of June 30, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years ended June 30, 2013, June 30, 2012 and June 30, 2011, and the cumulative totals for the development stage of operations for the period from February 12, 1996 (inception) to June 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years ended June 30, 2013, June 30, 2012 and June 30, 2011, and the cumulative totals for the development stage of operations for the period from February 12, 1996 (inception) to June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Smythe Ratcliffe LLP

Chartered Accountants

Vancouver, Canada
September 27, 2013

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
June 30
(US Dollars)

	2013	2012

Assets

Current
Cash	$532,308	$172,173
Prepaid expense	20,232	19,723
Account receivable (note 8)	250,000	0

Total Assets	$802,540	$191,896

Liabilities

Current
Accounts payable and accruals (notes 6, 13 and 15)	$2,270,727	$2,032,309
Promissory note payable (note 7)	0	123,696
Deferred liability (note 8)	25,000	0
Convertible debentures (note 5)	174,827	93,356
Derivative financial liabilities (note 5)	414,102	84,718
Redeemable preferred stock (note 15)	180,000	0
	3,064,656	2,334,079
Deferred Liability (note 8)	225,000	0
Redeemable Preferred Stock (note 15)	120,000	0

Total Liabilities	3,409,656	2,334,079
Commitments (note 17)
Subsequent events (note 18)

Stockholders’ Deficit (note 4)

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
20,000,000 shares authorized
308,538 issued and outstanding (note 15)	237,950	308,538
Common Stock and Paid-in Capital in Excess of $0.001 Par Value
150,000,000 shares authorized
76,748,839 (2012 – 62,368,653) issued and outstanding	41,204,935	37,655,315
Promissory Notes Receivable	(29,737)	(29,737)
Subscriptions Received	13,400	191,600
Accumulated Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(44,079,931)	(40,314,166)

Total Stockholders’ Deficit	(2,607,116)	(2,142,183)

Total Liabilities and Stockholders’ Deficit	$802,540	$191,896

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(US Dollars)

	Years Ended June 30,			Period From February 12, 1996 (Inception)
				Through
	2013	2012	2011	June 30, 2013

Revenue	$0	$0	$0	$249,308
Cost of Sales	0	0	0	216,016

	0	0	0	33,292
Other Income	246	103	797	869,652

	246	103	797	902,944

Expenses
Consulting (note 4(c))	2,260,810	1,759,230	1,682,959	13,628,665
Salaries	275,000	440,000	440,000	5,416,297
Legal and accounting	472,833	345,980	192,295	11,912,149
Research and development (note 16)	89,198	238,955	245,593	2,295,535
General and administrative	235,835	203,788	89,805	1,807,806
Travel and entertainment	139,344	137,798	105,546	1,802,002
Rent	61,523	75,720	50,454	721,998
Bank charges and interest, net	130,397	73,488	910	412,076
Telephone	23,800	25,000	27,908	560,385
Advertising	12,970	11,252	6,612	369,561
Fair value loss on derivative financial liabilities (note 5)	320,537	89,326	0	409,863
Net gain on settlement of convertible debentures (note 5)	(26,189)	0	0	(26,189)
Gain on extinguishment of debt (note 15)	(355,022)	0	0	(355,022)
Loss on extinguishment of debt (note 15)	109,000	0	0	109,000
Write-down of license and operating assets	0	0	0	1,855,619
Write-off of investments	0	0	0	1,250,000
Non-competition agreement	0	0	0	711,000
Interest on beneficial conversion feature	0	0	0	566,455
Financing fees, net	0	0	0	129,043
Bad debts	0	0	0	46,604
Settlement of lawsuit	0	0	0	45,250
Depreciation and amortization	0	0	0	324,386

	3,750,036	3,400,537	2,842,082	43,992,483

Net Loss and Comprehensive Loss for Period	$(3,749,790)	$(3,400,434)	$(2,841,285)	$(43,089,539)

Basic and Diluted Loss Per Share (note 12)	$(0.06)	$(0.06)	$(0.05)

Weighted Average Number of Common Shares Outstanding	68,354,944	59,780,612	56,487,578

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

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, June 30, 2010	54,838,921	$33,224,263	308,538	$308,538	(29,737)	$11,250	$46,267	$(33,909,950)	$(349,369)
Shares Issued for
Services	446,118	619,284	0	0	0	0	0	0	619,284
Cash	1,820,042	1,101,720	0	0	0	(11,250)	0	0	1,090,470
Share issue costs	330,879	(122,497)	0	0	0	0	0	0	(122,497)
Warrants exercised	860,800	430,400	0	0	0	0	0	0	430,400
Dividends on preferred stock	0	0	0	0	0	0	0	(15,460)	(15,460)
Warrant extension
Deemed dividend	0	131,577	0	0	0	0	0	(131,577)	0
Stock-based compensation	0	474,075	0	0	0	0	0	0	474,075
Net loss for year	0	0	0	0	0	0	0	(2,841,285)	(2,841,285)

Balance, June 30, 2011	58,296,760	35,858,822	308,538	308,538	(29,737)	0	46,267	(36,898,272)	(714,382)
Shares issued for
Services	77,755	34,954	0	0	0	0	0	0	34,954
Cash	3,364,980	1,147,915	0	0	0	0	0	0	1,147,915
Settlement of convertible debenture	629,158	236,926	0	0	0	0	0	0	236,926
Dividends on preferred stock	0	0	0	0	0	0	0	(15,460)	(15,460)
Subscriptions received	0	0	0	0	0	191,600	0	0	191,600
Stock-based compensation	0	376,698	0	0	0	0	0	0	376,698
Net loss for year	0	0	0	0	0	0	0	(3,400,434)	(3,400,434)

Balance, June 30, 2012	62,368,653	$37,655,315	308,538	$308,538	$(29,737)	$191,600	$46,267	$(40,314,166)	$(2,142,183)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, June 30, 2012	62,368,653	$37,655,315	308,538	$308,538	$(29,737)	$191,600	$46,267	$(40,314,166)	$(2,142,183)
Shares issued for (note 4(a))
Services	2,247,500	974,125	0	0	0	0	0	0	974,125
Cash, net	11,202,304	2,191,360	0	0	0	(191,600)	0	0	1,999,760
Settlement of convertible debenture	930,382	252,456	0	0	0	0	0	0	252,456
Dividends on preferred stock	0	0	0	0	0	0	0	(15,460)	(15,460)
Redeemable preferred stock (note 15)	0	0	0	(70,588)	0	0	0	(229,412)	(300,000)
Gain on extinguishment of debt (note 15)	0	0	0	0	0	0	0	228,897	228,897
Subscriptions received	0	0	0	0	0	13,400	0	0	13,400
Stock-based compensation (note 4(c))	0	131,679	0	0	0	0	0	0	131,679
Net loss for year	0	0	0	0	0	0	0	(3,749,790)	(3,749,790)

Balance, June 30, 2013	76,748,839	$41,204,935	308,538	$237,950	$(29,737)	$13,400	$46,267	$(44,079,931)	$(2,607,116)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(US Dollars)

				Period from February 12, 1996 (Inception)
	Years Ended June 30,			Through
	2013	2012	2011	June 30, 2013
Operating Activities
Net loss	$(3,749,790)	$(3,400,434)	$(2,841,285)	$(43,089,539)
Adjustments to reconcile net loss to net cash used in operating activities
Write-down of investment	0	0	0	1,250,000
Other income	0	0	0	(658,305)
Proprietary, non-competition agreement	0	0	0	711,000
Consulting services and financing fees	974,125	34,954	481,803	3,109,665
Depreciation and amortization	0	0	0	349,941
Stock-based compensation	131,679	376,698	474,075	8,040,961
Interest on derivative financial liability	112,328	55,174	0	167,502
Fair value loss on derivative financial liabilities	320,537	89,326	0	409,863
Net gain on settlement of convertible debenture	(26,189)	0	0	(26,189)
Gain on extinguishment of debt	(355,022)	0	0	(355,022)
Loss on extinguishment of debt	109,000	0	0	109,000
Interest on beneficial conversion feature	0	0	0	566,456
Settlement of lawsuit	0	0	0	60,250
Write-down of license and operating assets	0	0	0	1,853,542
Bad debt	0	0	0	77,712
Changes in non-cash working capital (note 9)	697,368	1,345,075	113,402	2,822,896
Net Cash Used in Operating Activities	(1,785,964)	(1,499,207)	(1,772,005)	(24,600,267)
Investing Activities
Purchase of property, equipment and intangible assets	0	0	0	(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0	0	(129,474)
Investment in and advances to affiliated companies	0	0	0	(2,000,000)
License agreements	0	0	0	(124,835)
Net Cash Used in Investing Activities	0	0	0	(2,455,244)
Financing Activities
Redemption of preferred stock	0	0	0	(50,000)
Repayment of loan	0	0	0	(11,000)
Repayment of promissory note	(123,696)			(123,696)
Advances from stockholders	0	0	0	1,078,284
Repayments to stockholders	0	0	0	(91,283)
Subscriptions received	13,400	191,600	0	719,415
Proceeds from issuance of common stock	2,199,670	1,163,590	1,520,870	25,522,688
Proceeds from convertible debentures	377,500	270,500	0	1,248,000
Repayment of convertible debentures	(120,865)	0	0	(120,865)
Share issue costs	(199,910)	(15,675)	(37,735)	(629,991)
Net Cash Provided by Financing Activities	2,146,099	1,610,015	1,483,135	27,541,552
Effect of Foreign Currency Translation on Cash	0	0	0	46,267
Inflow (Outflow) of Cash	360,135	110,808	(288,870)	532,308
Cash, Beginning of Period	172,173	61,365	350,235	0
Cash, End of Period	$532,308	$172,173	$61,365	$532,308
Supplemental disclosure of cash flow information (note 9)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

1.	INCORPORATION AND NATURE OF OPERATIONS

Integral Technologies, Inc. (the “Company” or “Integral”) was incorporated under the laws of the state of Nevada on February 12, 1996 and has its head office in Bellingham, Washington, USA. The Company is in the development stage and is in the business of researching, developing and commercializing new electronically-conductive resin-based materials called ElectriPlast.

The Company will be devoting all of its resources to the research, development and commercialization of its ElectriPlast technology.

2.	GOING CONCERN

These consolidated financial statements have been prepared on the going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $3,749,790 (2012 - $3,400,434; 2011 - $2,841,285) for the year ended June 30, 2013, and has an accumulated deficit of $44,079,931 (2012 - $40,314,166) and a working capital deficiency of $2,262,116 (2012 - $2,142,183) as at June 30, 2013. The Company has not yet commenced revenue-producing operations and has significant expenditure requirements to continue to advance its research developing and commercializing ElectriPlast technologies. The Company estimates that without further funding, it will deplete its cash resources within the first quarter of 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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
Years Ended June 30, 2013, 2012 and 2011
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

The valuation of common stock issued in exchange for services is valued at an estimated fair market value of the Company’s stock price based upon trading, sales and other issuances of the Company's common stock.

(d)	Revenue recognition

The Company has not generated significant revenue since inception. Although the Company has begun to receive some revenue from the sale of material for commercial applications, the Company is devoting substantially all its efforts to developing the business, and therefore, still qualifies as a development stage enterprise. All revenues to date, in accordance with the guidance for development stage enterprise FASB 915-605, are recorded against research and development expenditures.

(e)	Foreign currency translation

The Company’s functional and reporting currency is the US dollar. Transactions and balances for the Company’s operations that are not in US dollars are translated into US dollars at the exchange rates in effect at the balance sheet dates for monetary assets and liabilities, and at historical exchange rates for non-monetary assets and liabilities. Revenues and expenses are translated at the rate of exchange on the date of the transaction, except for amortization and depreciation, which are translated on the same basis as the related assets. Resulting translation gains or losses are included in the consolidated statements of operations.

(f)	Research and development

Research and development expenditures are charged to operations as incurred.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g)	Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates include valuation allowance for deferred income tax assets, the determination of the assumptions used in calculating the fair value of stock-based compensation and the determination of the assumptions used in calculating the fair value of the derivative financial liability. Actual results could differ from those estimates and could impact future results of operations and cash flows.

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

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(j)	Fair value measurements (Continued)

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

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Recently adopted accounting pronouncements

(i)	The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2011-12 Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05. The amendments to the Codification in ASU No. 2011-12 are effective at the same time as the amendments in ASU No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring.

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

All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. The adoption of this statement did not have a material impact on the Company’s consolidated balance sheets and results of operations or cash flows.

(ii)	The FASB has issued ASU No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Codification to allow an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity (deficit). The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The adoption of this statement did not have a material impact on the Company’s consolidated financial position and results of operations or cash flows.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m)	Recently adopted accounting pronouncements (Continued)

(iii)	The FASB has issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS. This ASU represents the converged guidance of the Boards on fair value measurement. The collective efforts of the Boards and their staff, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value”. The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with US GAAP and IFRS.

The amendments to the Codification in this ASU are to be applied prospectively. The adoption of this standard did not have a material impact on the Company’s disclosures.

(n)	Recent accounting pronouncements not yet adopted

(i)	The FASB has issued ASU No. 2013-01 Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Codification or subject to a master netting arrangement or similar agreement.

The FASB undertook this clarification project in response to concerns expressed by US stakeholders about the standard’s broad definition of financial instruments. After the standard was finalized, companies realized that many contracts have standard commercial provisions that would equate to a master netting arrangement significantly increasing the cost of compliance at minimal value to financial statement users.

An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n)	Recent accounting pronouncements not yet adopted (Continued)

(ii)	The FASB has issued ASU No. 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The eligibility criteria for offsetting are different in International Financial Reporting Standards (“IFRS”) and US GAAP. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the balance sheet. Unlike IFRS, US GAAP allows companies the option to present net in their balance sheet derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy.

To address these differences between IFRS and US GAAP, in January 2011 the FASB and the International Accounting Standards Board (“IASB”) (the “Boards”) issued an exposure draft that proposed new criteria for netting that were narrower than the current conditions currently in US GAAP. Nevertheless, in response to feedback from their respective stakeholders, the Boards decided to retain their existing offsetting models. Instead, the Boards have issued common disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS or US GAAP.

The amendments to the FASB Accounting Standards CodificationTM (the “Codification”) in ASU 2011-11 Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.

Coinciding with the release of ASU No. 2011-11, the IASB has issued Disclosures - Offsetting Financial Assets and Financial Liabilities (Amendments to IFRS 7). This amendment requires disclosures about the offsetting of financial assets and financial liabilities common to those in ASU No. 2011-11.

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this standard did not have a material impact on the Company’s disclosures.

(iii)	The FASB has issued ASU No. 2012-04 Technical Corrections and Improvements. In November 2010, the FASB Chairman added a standing project to the FASB’s agenda to address feedback received from stakeholders on the Codification and to make other incremental improvements to US GAAP. This perpetual project will facilitate Codification updates for technical corrections, clarifications, and improvements, and should eliminate the need for periodic agenda requests for narrow and incremental items. These amendments are referred to as Technical Corrections and Improvements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

(n)	Recent accounting pronouncements not yet adopted (Continued)

(iii)	(Continued)

The FASB has decided that the types of issues that it will consider through this project are changes to clarify the Codification or correct unintended application of guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This ASU, however, includes more substantive, limited-scope improvements. These are items that represent narrow and incremental improvements to US GAAP and are not purely technical corrections. The amendments in this ASU include items raised to the FASB through the Codification’s feedback mechanism and are items that the FASB concluded met the scope of this project, rather than that of a maintenance update.

This ASU also includes amendments that identify when the use of fair value should be linked to the definition of fair value in Topic 820, Fair value Measurement, and contains conforming amendments to the Codification to reflect the measurement and disclosure requirements of Topic 820. These amendments are referred to as Conforming Amendments. In addition, this ASU deletes the second glossary definition of fair value that originated from AICPA Statement of Position 92-6 Accounting and Reporting by Health and Welfare Benefits Plans. The first definition of originating from FASB Statement No. 123 (revised 2004) Share-based Payment and the third definition originating from FASB Statement No. 157 Fair Value Measurements remain.

The Conforming Amendments to US GAAP included in this ASU are generally non-substantive in nature. Many of the amendments conform wording to be consistent with the terminology in Topic 820 (e.g., revising market value and current market value to fair value, or mark-to market to subsequently measure at fair value).The FASB does not anticipate that the amendments in this ASU will result in pervasive changes to current practice. However, certain amendments may result in a change to existing practice. For those amendments which the FASB deemed to be more substantive, transition guidance and a delayed effective date accompany them.

The amendments in this ASU that will not have transitions guidance will be effective upon issuance for both public entities and non-public entities. For public entities, the amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT)

(a)	Common stock

(i)	During the year ended June 30, 2011, the Company:

(a)	Closed a private placement of 1,006,979 units consisting of one share of common stock at $0.65 and one-half warrant at $0.001. Each whole warrant entitles the holder to purchase one share of common stock on or before December 31, 2012 at an exercise price of $1.00. Exercise of all the investment warrants may be required in the event that the market price for the common stock exceeds $1.50 per share.

Gross proceeds totalled $643,285 and gross proceeds received during the year ended June 30, 2010, previously shown as subscriptions received, totalled $11,250.

(b)	Closed a private placement of 813,063 units consisting of one share of common stock at $0.55 and one warrant at $0.001. Each warrant entitles the holder to purchase one share of common stock on or before February 28, 2013, at an exercise price of $1.00. Exercise of all the investment warrants may be required in the event that the market price for the common stock exceeds $1.50 per share.

The Company determined that the warrants did not contain any provisions that would preclude equity treatment.

(c)	Issued 330,879 shares of restricted common stock and paid cash of $37,735, as consideration for share issue costs. The shares have been recorded at an aggregate fair value of $137,481.

Of the amounts above, $52,719 was accrued as share issue costs as at June 30, 2010. The net of these amounts total $122,497 and such amount is included as stock issue costs in the accompanying consolidated statements of stockholders’ equity (deficit).

(d)	Issued 860,800 shares of common stock upon exercise of 860,800 share purchase warrants at $0.50 per warrant, recording gross proceeds of $430,400.

(ii)	During the year ended June 30, 2011, the Company entered into contracts for consulting services, which call for stock and option awards over the terms of the contracts (note 17).

It was determined that these were non-employee awards which did not contain a performance commitment, and all terms were known up-front. In accordance with ASC 505-50 Equity-Based Payments to Non-Employees, the fair value of these awards is measured at the grant date and at each subsequent reporting date until the counterparty’s performance is complete. The total fair value expense is recognized over the service period.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(a)	Common stock (Continued)

(ii)	(Continued)

(a)	The Company issued 50,000 shares of restricted common stock on execution of the agreement dated November 19, 2010, 75,000 shares of restricted common stock thirty days from the execution date and 125,000 shares of restricted common stock ninety days from the execution date. On the six- and nine-month anniversaries, 125,000 shares of restricted common stock are to be issued for a total of 500,000 shares of restricted common stock. Restrictions will be removed upon contract completion.

The Company issued 250,000 shares of common stock at a fair value of $294,303, which has been included as consulting fees.

(b)	The Company issued 150,000 shares of common stock on execution of the agreement dated December 1, 2010. On the six-month anniversary, 100,000 shares of common stock are to be issued.

The Company issued 150,000 shares of common stock at a fair value of $105,000, which has been included as consulting fees.

(c)	The Company issued 46,118 shares of common stock and a fair value of $82,500 has been recorded and included as consulting fees.

(iii)	During the year ended June 30, 2012, the Company completed five private placements.

(a)	The first private placement amounted to $23,000 for the issuance of 41,819 units consisting of common stock at $0.55 per share and warrants at $0.001 per warrant to purchase 41,819 shares of common stock on or before December 31, 2013 at an exercise price of $1.00 per share.

(b)	The second private placement amounted to $179,000 for the issuance of 511,428 units consisting of common stock at $0.35 per share and warrants at $0.001 per warrant to purchase 511,428 shares of common stock on or before November 29, 2016 at an exercise price of $0.70 per share.

(c)	The third private placement amounted to $200,000 for the issuance of 571,128 units consisting of common stock at $0.35 per share and warrants at $0.001 per warrant to purchase 856,692 shares of common stock on or before January 3, 2014 at an exercise price of $0.70 per share.

(d)	The fourth private placement amounted to $200,000 for the issuance of 666,666 units consisting of common stock at $0.30 per share and warrants at $0.001 per warrant to purchase 1,000,000 shares of common stock on or before March 31, 2014 at an exercise price of $0.57 per share.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
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

(iv)	During the year ended June 30, 2013, the Company completed nine private placements.

(a)	The first private placement amounted to $186,600, for the issuance of 533,140 units consisting of common stock at $0.35 per share and warrants at $0.001 per warrant to purchase 799,708 shares of common stock on or before August 31, 2014 at an exercise price of $0.70 per share.

(b)	The second private placement amounted to $422,297, for the issuance of 1,398,333 units consisting of common stock at $0.30 per share and warrants at $0.001 per warrant to purchase 2,796,666 shares of common stock on or before August 31, 2014 at an exercise price of $0.60 per share.

(c)	The third private placement amounted to $143,769, for the issuance of 363,296 units consisting of common stock at $0.30 per share and 100,000 units consisting of common stock at $0.35 and warrants at $0.001 per warrant to purchase 926,604 shares of common stock on or before September 30, 2014 at an exercise price of $0.50 per share.

(d)	The fourth private placement amounted to $5,000, for the issuance of 14,285 units consisting of common stock at $0.35 per share and warrants at $0.001 per warrant to purchase 21,421 shares of common stock on or before February 28, 2014 at an exercise price of $0.70 per share.

(e)	The fifth private placement amounted to $414,954, for the issuance of 2,075,000 units consisting of common stock at $0.20 per share and warrants at $0.001 per warrant to purchase 4,150,000 shares of common stock on or before January 31, 2015 at an exercise price of $0.50 per share.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(a)	Common stock (Continued)

(iv)	(Continued)

(f)	The sixth private placement amounted to $598,650, for the issuance of 2,368,250 units consisting of common stock at $0.20 per share and 1,250,000 units consisting of common stock at $0.10 and warrants at $0.001 per warrant to purchase 4,736,500 shares of common stock on or before February 28, 2015 at an exercise price of $0.50 per share.

(g)	The seventh private placement amounted to $20,000, for the issuance of 100,000 units consisting of common stock at $0.20 per share and warrants at $0.001 per warrant to purchase 200,000 shares of common stock on or before February 28, 2015 at an exercise price of $0.50 per share.

(h)	The eighth private placement amounted to $115,000, for the issuance of 575,000 units consisting of common stock at $0.20 per share and warrants at $0.001 per warrant to purchase 1,150,000 shares of common stock on or before May 25, 2015 at an exercise price of $0.50 per share.

(i)	The ninth private placement amounted to $485,000, for the issuance of 2,425,000 units consisting of common stock at $0.20 per share and warrants at $0.001 per warrant to purchase 4,850,000 shares of common stock on or before May 25, 2015 at an exercise price of $0.50 per share.

Share issue costs to complete the private placements totaled $199,910.

The Company determined that the warrants did not contain any provisions that would preclude equity treatment.

The holder of a convertible debenture converted $139,000 of principal to 930,382 shares of the Company’s common stock resulting in $252,456, representing the present value of convertible debenture and the fair value of derivative liability recorded, allocated to equity, see note 5.

The Company issued 2,247,500 shares of common stock as consideration for consulting services. These shares have been recorded at a value of $974,125 representing the fair value of the shares on the date of issuance.

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

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(b)	Preferred stock (Continued)

Cumulative dividends are accrued at the rate of 5% annually, payable in cash or shares of common stock at the option of the Company. The shares may be converted to restricted shares of common stock at the average trading price ten days prior to conversion and are entitled to votes equal to the number of shares of common stock into which each series of preferred stock may be converted. Each Series A convertible preferred share may be redeemed by the Company for $1.50 within one year after the date of issue and for $2.00, $2.50, $3.00, $3.50 and $4.00 in each of the subsequent five years after the date of issue, with the redemption price increasing by $0.50 each year thereafter. The Company may, at its discretion, redeem the shares at a price higher than stipulated herein.

During the year ended June 30, 2000, the Company agreed to settle $383,228 of accounts payable and $281,182 of long-term debt, both amounts owed to officers and directors of the Company, by issuing 664,410 shares of Series A convertible preferred stock.

During the years ended June 30, 2001 to June 30, 2005, a total of 355,872 shares of preferred stock were redeemed.

On November 8, 2012, a director of the Company resigned from his position as director and CEO of the Company. The Company agreed to redeem 70,588 shares of preferred stock held by the director at $4.25 per share for a total of $300,000 (note 15(a)). As at June 30, 2013, no payments have been made and no preferred stock has been redeemed.

(c)	Stock options and stock-based compensation

Stock option plans

In January 2001, the Company adopted the Integral Technologies, Inc. 2001 Stock Plan (the "2001 Plan"), a non-qualified stock option plan under which the Company may issue up to 2,500,000 stock options and bonuses of common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company. This plan was amended during December 2001 to increase the number of common stock options that may be granted from 2,500,000 to 3,500,000 stock options. As at June 30, 2013, there were 764,500 common stock options available under this plan.

In April 2003, the Company adopted the Integral Technologies, Inc. 2003 Stock Plan (the "2003 Plan"), a non-qualified stock option plan under which the Company may issue up to 1,500,000 stock options. As of June 30, 2013, there were 1,375,000 common stock options available under this plan.

During the year ended June 30, 2010, the Company adopted the Integral Technologies, Inc. 2009 Stock Plan (the "2009 Plan"), a non-qualified stock option plan under which the Company may issue up to 4,000,000 common stock options. As of June 30, 2013, there is an over-issuance of 1,275,000 common stock options available under this plan. The Company plans to remedy this over-issuance by authorizing additional shares of common stock for issuance under this plan.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(c)	Stock options and stock-based compensation (Continued)

Pursuant to the 2001, 2003 and 2009 Plans

During the year ended June 30, 2010, the Company extended the expiry dates of 625,000 common stock options, which resulted in additional stock-based compensation of $180,000.

During the year ended June 30, 2011, the Company granted options to directors to acquire a total of 600,000 shares of common stock exercisable at $0.85 per share. Every six months 100,000 options will vest beginning June 1, 2011 to December 1, 2013 and 100,000 vested options will expire the earlier of every six months beginning June 1, 2014 to December 1, 2016 or one year after termination of employment with the Company (note 17(a)).

During the year ended June 30, 2011, the Company granted options to consultants to acquire a total of 1,775,000 shares of common stock at a weighted average exercise price of $0.48 per share; 125,000 options vested on the grant date. Of the remaining 1,650,000 granted options (note 17), 275,000 options will vest every six months from grant date and expire the earlier of every six months from the third anniversary of the vesting date or six months after termination of the consulting agreement.

During the year ended June 30, 2013, the Company cancelled 600,000 (note 15(c)) options to a consultant pursuant to a separation agreement signed June 13, 2013.

Stock-based compensation

During the year ended June 30, 2013, the Company recorded stock-based compensation expense with respect to vested stock options and warrants, cancelled unvested options and modified stock options of $131,679 (2012 - $376,698; 2011 - $474,075), which has been included as consulting fees.

Stock-based compensation not yet recognized at June 30, 2013 relating to non-vested stock options was $23,633 (2012 - $115,826; 2011 - $512,896), which will be recognized over a weighted average period of 0.60 (2012 - 0.75) years.

Key assumptions

The fair value of the Company’s stock options was estimated on the measurement date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2013	2012	2011

Expected life (years)	3.17	3.48	4.33
Interest rate	1.09%	1.03%	1.27%
Volatility	78.50%	102.31%	96.27%
Dividend yield	0.00%	0.00%	0.00%
Estimated forfeitures	0.00%	0.00%	0.00%

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(c)	Stock options and stock-based compensation (Continued)

Key assumptions (Continued)

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

Expected dividend yield: The Black-Scholes valuation model calls for a single expected dividend yield as an input. The dividend yield is determined by dividing the expected per stock dividend for its common stock during the coming year by the grant date stock price of those stock. The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.

Estimated forfeitures: Represents the Company’s historical forfeitures for the most recent two-year period and considers termination behavior as well as analysis of actual option forfeitures.

Stock option activity

The following table summarizes the Company’s stock option activity for the years ended June 30, 2013, 2012 and 2011:

	Number of Options	Price Per Option	Weighted Average Exercise Price

Outstanding, June 30, 2010	4,125,000	$0.25 to $ 1.00	$0.36
Granted	2,375,000	$0.25 to $ 0.85	$0.58

Outstanding, June 30, 2011 and 2012	6,500,000	$0.25 to $ 1.00	$0.44
Cancelled	(600,000)	$0.50	$0.50

Outstanding, June 30, 2013	5,900,000	$0.25 to $ 1.00	$0.43
Exercisable, June 30, 2013	5,450,000	$0.25 to $ 1.00	$0.42

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(c)	Stock options and stock-based compensation (Continued)

Stock option activity (Continued)

The following summarizes the options outstanding and exercisable:

	Exercise	Number of Options
Expiry Date	Price	2013	2012

December 31, 2013(1)	$0.25	2,500,000	2,500,000
December 31, 2013	$1.00	210,000	210,000
March 9, 2014	$0.25	125,000	125,000
June 1, 2014	$0.85	100,000	100,000
October 15, 2014	$0.50	100,000	100,000
July 31, 2014	$1.00	415,000	415,000
December 1, 2014	$0.50	75,000	175,000
December 1, 2014	$0.85	100,000	100,000
December 31, 2014	$0.25	1,000,000	1,000,000
April 15, 2015	$0.50	100,000	100,000
June 1, 2015	$0.50	75,000	175,000
June 1, 2015	$0.85	100,000	100,000
October 15, 2015	$0.50	100,000	100,000
December 1, 2015	$0.50	75,000	175,000
December 1, 2015	$0.85	100,000	100,000
April 15, 2016	$0.50	100,000	100,000
June 1, 2016	$0.50	75,000	175,000
June 1, 2016	$0.85	100,000	100,000
October 15, 2016	$0.50	100,000	100,000
December 1, 2016	$0.50	75,000	175,000
December 1, 2016	$0.85	100,000	100,000
April 15, 2017	$0.50	100,000	100,000
June 1, 2017	$0.50	75,000	175,000

Total outstanding		5,900,000	6,500,000
Total exercisable		5,450,000	3,950,000

(1)	During the year June 30, 2013, the expiry date of these options was extended from December 31, 2012 to December 31, 2013.

No options were granted during the years ended June 30, 2013, 2012 and 2011. Of the options previously granted in 2010, 750,000 vested during the year ended June 30, 2013 (2012 - 750,000; 2011 - 1,300,000) and 450,000 (2012 - 1,400,000; 2011 - 2,150,000) remain unvested at June 30, 2013.

No options were exercised during the years ended June 30, 2013, 2012 and 2011.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(c)	Stock options and stock-based compensation (Continued)

Stock option activity (Continued)

The aggregate intrinsic value of options outstanding and exercisable as at June 30, 2013 was $1,186,750 (2012 - $471,250) and $1,165,750 (2012 - $471,250), respectively. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value is the difference between the market value of the shares and the exercise price of the award as of the period-end date.

The weighted average remaining contractual lives for options outstanding and exercisable at June 30, 2013 and 2012 are 1.26 (2012 - 2) and 0.92 (2012 - 1.43) years, respectively.

The weighted average measurement date fair value of options modified during the year ended June 30, 2013 was $nil (2012 - $nil), granted during the year ended June 30, 2013 was $nil (2012 - $nil) and vested during the year ended June 30, 2013 was $0.16 (2012 - $0.18).

(d)	Stock purchase warrants

Pursuant to a consulting agreement dated July 17, 2012, the Company issued 300,000 share purchase warrants to a consultant for a period of two years at an exercise price of $0.31 per warrant. The warrants vest as to 50% on July 17, 2012, 25% on January 17, 2013 and 25% on July 17, 2013. During the year ended June 30, 2013, 225,000 warrants vested and are fully exercisable; 75,000 warrants remain unvested.

The following summarizes information about the Company’s stock purchase warrants outstanding:

	Number of Warrants	Exercise Price Per Warrant	Weighted Average Exercise Price

Balance, June 30, 2010	8,763,952		$0.60
Issued	1,316,553	$1.00	$1.00
Exercised	(860,800)	$0.50	$0.50
Expired	(2,970,000)	$0.50	$0.50
Balance, June 30, 2011	6,249,705		$0.74
Issued	4,770,398	$0.57 to $1.00	$0.68
Reinstated	3,040,000	$0.50	$0.50

Balance, June 30, 2012	14,060,103		$0.67
Issued	19,930,899	$0.31 to $0.70	$0.59

Balance, June 30, 2013	33,991,002	$0.31 to $1.00	$0.58
Exercisable, June 30, 2013	33,916,002	$0.31 to $1.00	$0.58

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(d)	Stock purchase warrants (Continued)

		Number of Warrants
	Exercise	June 30,	June 30,
Expiry Date	Price	2013	2012

December 31, 2013(1)	$0.50	3,710,000	3,710,000
December 31, 2013(1)	$0.70	3,963,152	3,963,152
December 31, 2013(1)	$1.00	1,358,372	1,358,372
January 3, 2014	$0.70	856,692	856,692
January 31, 2014	$0.70	2,360,459	2,360,459
February 14, 2014(2)	$0.70	300,000	300,000
March 31, 2014	$0.57	1,000,000	1,000,000
November 29, 2016	$0.70	511,428	511,428
August 31, 2014	$0.60	2,796,666	0
August 31, 2014	$0.70	799,708	0
July 17, 2014	$0.31	300,000	0
February 28, 2014	$0.70	21,421	0
September 30, 2014	$0.50	926,604	0
January 31, 2015	$0.50	4,150,000	0
February 28, 2015	$0.50	4,936,500	0
May 25, 2015	$0.50	6,000,000	0

Total outstanding		33,991,002	14,060,103

Total exercisable		33,916,002	14,060,103

(1)	During the year ended June 30, 2012, these warrants were extended to December 31, 2013.
(2)	During the year ended June 30, 2012, 300,000 warrants with expiry dates of February 28, 2012, were extended to February 14, 2014.

(e)	Promissory notes receivable at June 30, 2012 includes:

(i)	$17,500 (2010 - $17,500) due on exercise of 210,000 stock options, interest at 10% per annum, due November 1, 2002, subsequently extended to June 30, 2003; and

(ii)	$12,237 (2010 - $12,237) due on exercise of 23,000 stock options, interest at 10% per annum, due June 30, 2003.

Shares issued on exercise of options are restricted from trading. The restrictions will not be removed until the respective promissory notes are paid to the Company.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

4.	STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

(e)	Subscriptions received

(i)	During the year ended June 30, 2012, $191,600 was received for subscriptions of 540,640 units consisting of common stock at $0.35 per share and warrants at $0.001 per warrant to purchase 810,960 shares of common stock on or before two years after the closing date at an exercise price of $0.70 per share.

(ii)	During the year ended June 30, 2013, $13,400 was received for subscriptions of 44,000 units consisting of common stock at $0.25 per share and warrants at $0.001 per warrant to purchase 88,000 shares of common stock on or before two years after the closing date at an exercise price of $0.50 per share.

5.	CONVERTIBLE DEBENTURES

As at June 30, 2013, the Company has convertible debenture purchase agreements with Asher Enterprises Inc. and JMJ Financial as follows:

(a)	Asher Enterprises Inc.

During the year ended June 30, 2012, the Company entered into a convertible debenture purchase agreement with Asher Enterprises Inc. The agreement has since resulted in eleven separate tranches being issued. Each tranche is due approximately nine months after their respective issuance. At June 30, 2013, there are four tranches outstanding. The eleven debentures are summarized as follows:

(i)	August 9, 2011 received $53,000 (settled);
(ii)	September 15, 2011 received $50,000 (settled);
(iii)	October 15, 2011 received $35,500 (settled);
(iv)	April 18, 2012 received $53,500 (settled);
(v)	May 23, 2012 received $78,500 (settled);
(vi)	July 5, 2012 received $30,000, net of $2,500 in legal fees (settled);
(vii)	November 20, 2012 received $50,000, net of $3,000 in legal fees (settled);
(viii)	January 4, 2013 received $25,000, net of $2,500 in legal fees;
(ix)	January 31, 2013 received $37,500;
(x)	April 5, 2013 received $50,000, net of $3,000 in legal fees; and
(xi)	June 12, 2013 received $35,000, net of $2,500 in legal fees.

The convertible debentures pay interest of 8% per annum and can be converted into common stock at the option of the holder at any time after 180 days following the date of issuance. Each debenture has a conversion price equal to 58% of the market price. Market price is defined as the average of the lowest three trading prices for the Company’s common stock during the ten day trading period ending one trading day prior to the date of conversion notice with a limitation of 4.99% of the issued and outstanding common stock at the time of conversion.

The convertible debenture may be repaid by the Company as follows:

•	Outstanding principal multiplied by 135% together with accrued interest and unpaid interest thereon if prepaid within a period of 90 days beginning on the date of issuance of the note;

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

5.	CONVERTIBLE DEBENTURES (Continued)

(a)	Asher Enterprises Inc. (Continued)

•	Outstanding principal multiplied by 145% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 91 days from the date of issuance of the note and ending on the date that is 150 days following the date of the note; and
•	Outstanding principal multiplied by 150% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 151 days from the date of issuance of the note and ending on the date that is 180 days following the date of the note.

After the expiration of the 180 days following the date of issuance of the derivative, the Company will have no right of prepayment.

The liability component of the convertible debenture was measured at the present value with the embedded conversion feature being treated as a derivative liability with fair value measured at each reporting date.

(b)	JMJ Financial

During the year ended June 30, 2013, the Company entered into a convertible debenture purchase agreement with JMJ Financial (the “lender”). The total amount that may be borrowed is $500,000, which includes an upfront fee of 10%.

On signing the agreement, the first advance of $100,000 was received by the Company from the lender. At the sole discretion of the lender, an additional $150,000 may be advanced to the Company with the remaining consideration advanced to the Company only by mutual agreement. Each advance received by the Company is due one year from delivery of payment. As at June 30, 2013, the following amounts are payable (advance received plus 10%):

•	February 27, 2013 received $100,000, net of an upfront fee of $11,111; and
•	June 2, 2013 received $50,000, net of an upfront fee of $5,555.

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

The liability component of the convertible debenture was measured at the present value with the embedded conversion feature being treated as a derivative liability with fair value measured at each reporting date.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

5.	CONVERTIBLE DEBENTURES (Continued)

During the year ended June 30, 2013, $139,000 (2012 - $138,000) of convertible debentures were settled by issuing 930,382 (2012 - 629,158) shares of common stock of the Company, and $252,456 (2012 - $236,926) representing the fair value of the derivative liabilities and the amortized cost of convertible debentures settled was included as additional paid-in capital.

During the year ended June 30, 2013, $78,500 (2012 - $nil) of convertible debentures were settled by paying $120,865 (2012 - $nil), and $26,189 (2012 - $nil) was recognized representing the net gain on settlement of convertible debentures.

During the year ended June 30, 2013, a fair value loss on the derivative liabilities of $320,537 (2012 - $89,326) was recognized.

During the year ended June 30, 2013, the Company incurred $30,166 (2012 - $15,500) in transaction costs in connection with the issuance of the convertible debentures, which has been recorded as a reduction to the carrying values of convertible debentures.

At June 30, 2013, 1,275,271 (2012 - 301,261) shares of common stock of the Company would be required to settle the remaining convertible debentures.

As at June 30, 2013, the face value of convertible debentures is $338,946 (2012 - $133,510), which includes accrued interest of $16,780 (2012 - $1,510).

The fair values of the derivative financial liabilities are calculated using the Black-Scholes valuation method at the consolidated balance sheet dates.

The following weighted average assumptions were used in determining the fair values of the derivative financial liabilities outstanding at inception:

	2013	2012

Expected life (years)	0.87	0.76
Interest rate	1.08%	0.71%
Volatility	73.62%	62.80%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

The following weighted average assumptions were used in determining the fair values of the derivative financial liabilities on settlement:

	2013	2012

Expected life (years)	0.20	0.20
Interest rate	0.96%	0.66%
Volatility	56.15%	72.76%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

5.	CONVERTIBLE DEBENTURES (Continued)

The following weighted average assumptions were used in determining the fair values of the derivative financial liabilities:

	2013		2012

Expected life (years)	0.64		0.62
Interest rate	1.07%		0.94%
Volatility	86.99%		70.20%
Dividend yield	N/	A	N/	A
Estimated forfeitures	N/	A	N/	A

The carrying values of the convertible debentures are as follows:

	2013	2012

Fair value of convertible debenture, opening	$93,356	$0
Fair value at inception of new tranches	166,922	158,500
Interest accrued	112,330	55,174
Loss on early repayment	44,489	0
Repayment on November 28, 2012 (cash)	(120,865)	0
Settlement (issuance of common shares)	(121,405)	(120,318)

Carrying amount of convertible debenture	$174,827	$93,356

The carrying values of the derivative financial liabilities are as follows:

	2013	2012

Fair value of derivative liability, opening	$84,718	$0
Fair value at inception of new tranches	210,576	111,501
Loss on fair value of derivative liability	320,537	89,326
Gain on early repayment	(70,678)	0
Settlement (issuance of common shares)	(131,051)	(116,109)

Carrying amount of derivative liability	$414,102	$84,718

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

6.	ACCOUNTS PAYABLE AND ACCRUALS

Major categories of accounts payable and accruals include:

	2013	2012

Trade accounts payable	$137,064	$161,838
Related party payables (note 13)	578,634	664,086
Modified consulting fees (note 15)	352,000	0
Consulting fees payable	516,220	418,720
Legal and accounting fees payable	676,489	772,205
Dividends payable	10,320	15,460

	$2,270,727	$2,032,309

7.	PROMISSORY NOTE PAYABLE

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

During the year ended June 30, 2013, $132,485 (2012 - $127,804) was repaid by the Company representing the total remaining balance. During the year ended June 30, 2013, interest expense paid on the promissory note was $8,789 (2012 - $16,370).

8.	DEFERRED LIABILITY

On June 21, 2013, the Company signed a 10 year license agreement with Hanwha L&C, of South Korea. The agreement grants Hanwha L&C exclusive rights to sell, distribute and manufacture Integral's patented line of conductive plastics, ElectriPlast, in South Korea, as well as non-exclusive sales and distribution rights to ElectriPlast for Japan, Taiwan and the China markets.

The agreement called for license fees as follows:

•	$250,000 to be paid to the Company within 15 business days; and
•	A second payment is due to the Company no later than one year after signing the agreement.

The first $250,000 has been recorded as a receivable offset by a deferred liability, which will be recognized as other income in the consolidated statements of operations over the life of the 10 year contract.

The first payment of $250,000 was received July 9, 2013.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

9.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

				Period from
				February 12,
				1996
				(Inception)
	Years Ended June 30,			Through
	2013	2012	2011	June 30, 2013

Changes in Non-Cash Working Capital
Due from affiliated company	$0	$0	$0	$(116,000)
Accounts receivable	0	0	0	(109,213)
Inventory	0	0	0	(46,842)
Prepaid expenses	(509)	(19,723)	7,544	(20,231)
Deferred revenue and other	0	0	0	(2,609)
Accounts payable and accruals	697,877	1,364,798	105,858	3,117,791

	$697,368	$1,345,075	$113,402	$2,822,896

Supplemental Disclosure of Non-Cash Transactions
Shares Issued for
Redemption of preferred shares	$0	$0	$0	$415,000
Property and equipment	$0	$0	$0	$23,000
Proprietary agreement	$0	$0	$0	$711,000
Settlement of accounts payable	$0	$0	$0	$228,742
Settlement of convertible debentures	$252,456	$236,926	$0	$489,382
Services (provided by officers and directors)	$122,500	$0	$0	$242,500
Settlement of lawsuit	$0	$0	$0	$60,250
Services	$851,625	$34,954	$619,284	$2,402,647
Subscriptions received	$13,400	$191,600	$11,250	$13,400
Acquisition of subsidiary	$0	$0	$0	$894,200
Supplemental Cash Flow Information
Interest paid	$0	$0	$0	$81,111
Income tax paid	$0	$0	$0	$0
Accrual of liability for mandatory redeemable preferred shares	$300,000	$0	$0	$300,000
Accrual of dividends	$15,460	$15,460	$15,460	$15,460

10.	RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

(a)	Fair value

With the exception of modified consulting fees (note 15(c)), the carrying value of accounts payable and accruals and cash approximate their fair values due to the short-term maturity of these financial instruments. Modified consulting fees have been recorded at fair value.

The convertible debenture was recognized initially at fair value, and thereafter, has been accounted for at amortized cost. The derivative financial liability is carried at fair value, and any gains or losses thereon are recognized in the consolidated statements of operations.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

10.	RISK MANAGEMENT AND FINANCIAL INSTRUMENTS (Continued)

(b)	Credit risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The Company’s financial asset that is exposed to credit risk consists of cash, which is placed with US and Canadian financial institutions.

Concentration of credit risk exists with respect to the Company’s cash, as certain amounts are held at US and Canadian financial institutions. The maximum exposure is as follows:

	2013	2012

Cash (US institution) – non-FDIC insured	$532,004	$160,188
Cash (CDN institution)	304	11,985

	$532,308	$172,173

(c)	Interest rate risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities. The Company is exposed to interest rate price risk to the extent that market interest rates differ from the fixed rate of interest of its convertible debenture (note 5). In 2013, a 0.97% change would have a $4,000 (2012 - $1,000) impact on the Company's consolidated net loss and comprehensive loss.

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

At June 30, 2013 the Company’s cash totalled $532,308 (2012 - $172,173), accounts payable and accruals of $2,270,727 (2012 - $2,032,309), a promissory note payable of $nil (2012 - $123,696), convertible debentures of $174,827 (2012 - $93,356) and redeemable preferred shares of $180,000 (2012 - $nil). The accounts payable are due within one year. Included in accounts payable and accruals is $352,000 (2012 - $nil) representing the fair value of modified consulting fees payable in common shares of the Company. The convertible debenture is payable in common shares of the Company and due in the first quarter of the year ending June 30, 2014.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

10.	RISK MANAGEMENT AND FINANCIAL INSTRUMENTS (Continued)

(e)	Liquidity risk (Continued)

The Company requires significant additional funding to meet its administrative overhead costs and maintain its research and development program in fiscal 2014.

Financing transactions may include the issuance of equity securities, obtaining additional credit facilities or other financing mechanisms. However, the trading price of the Company’s common stock and the recent year’s slowdown in the United States economy has made it more difficult to obtain equity financing.

(f)	Classification of financial instruments

At June 30, 2013, the Company’s financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Level 1	Level 2	Level 3	Total

Modified consulting fees(1)	$352,000	$0	$0	$352,000
Derivative financial liability	0	0	414,102	414,102

Total instruments at fair value	$352,000	$0	$414,102	$766,102

(1)	Included in accounts payable and accruals in the Company’s consolidated balance sheets.

The Company's modified consulting fees are classified within Level 1 of the fair value hierarchy and are valued using quoted market prices in active markets. The Company's derivative financial liabilities are classified within Level 3 of the fair value hierarchy and are valued using the Black-Scholes valuation method requiring inputs that are both significant to the fair value measurement and unobservable.

11.	INCOME TAXES

The provision for income taxes consists of the following at June 30:

	2013	2012	2011

Current expense	$0	$0	$0
Deferred benefit	(1,280,000)	(522,000)	(846,000)
Increase (decrease) in valuation allowance	1,280,000	522,000	846,000

Total provision for income tax	$0	$0	$0

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

11.	INCOME TAXES (Continued)

The total provision differs from the amount computed by applying federal statutory rates to loss before income taxes due to the following at June 30:

	2013	2012	2011

Provision for income tax at the statutory rate of 34%	$(1,275,000)	$(1,001,000)	$(966,000)

Increase (decrease) in taxes due to
Change in valuation allowance	1,280,000	522,000	846,000
Disallowed expense	112,000	2,000	2,000
Federal tax return true ups	(117,000)	0	0
Expiration of net operating loss	0	477,000	118,000
Expiration of capital loss	0	0	0
Change in deferred stock-based compensation	0	0	0

Total provision for income tax	$0	$0	$0

The Company has used a federal statutory rate of 34%. All of the Company's operations are in Washington state, which has no corporation income tax, so no provision for state income tax is required.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

11.	INCOME TAXES (Continued)

Deferred tax assets and liabilities reflect the tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The Company has net deferred income tax assets, which have been reduced to zero through a valuation allowance because of uncertainties relating to utilization of future tax benefits. The increase (decrease) in the valuation allowance for the years ended June 30, 2013, 2012 and 2011 are $1,149,000, $522,000 and $846,000, respectively. The components of the net deferred income tax assets, calculated at an effective rate of 34%, are as follows at June 30:

	2013	2012	2011

Deferred income tax assets
Current deferred tax assets
Accrued liabilities	$0	$0	$0
Valuation allowance	0	0	0

Total current deferred tax assets	0	0	0

Non-current deferred tax assets
Net operating loss carry-forwards	$10,774,000	$9,455,000	$9,048,000
Non-qualified stock options	1,083,000	1,038,000	923,000
Capital loss carry-forwards	0	0	0
Unrealized loss on stock compensation	37,000	0	0
Legal dispute reserve	61,000	182,000	182,000
Basis difference of fixed assets	1,000	1,000	1,000
Valuation allowance	(11,956,000)	(10,676,000)	(10,154,000)

Total non-current deferred tax assets	0	0	0

Non-current deferred tax liabilities	0	0	0

Net deferred tax asset	$0	$0	$0

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

11.	INCOME TAXES (Continued)

For tax purposes, the Company has unused net operating losses available to carry-forward to future tax years. At June 30, 2013, the amounts and expiration dates of the Company's net operating loss carry-forwards are as follows.

Year Ended	Expires	Amount

June 30, 1998	June 30, 2018	$999,000
June 30, 1999	June 30, 2019	1,361,000
June 30, 2000	June 30, 2020	1,091,000
June 30, 2001	June 30, 2021	2,002,000
June 30, 2002	June 30, 2022	2,527,000
June 30, 2003	June 30, 2023	1,364,000
June 30, 2004	June 30, 2024	2,162,000
June 30, 2005	June 30, 2025	2,208,000
June 30, 2006	June 30, 2026	2,373,000
June 30, 2007	June 30, 2027	1,177,000
June 30, 2008	June 30, 2028	1,676,000
June 30, 2009	June 30, 2029	1,439,000
June 30, 2010	June 30, 2030	1,699,000
June 30, 2011	June 30, 2031	3,129,000
June 30, 2012	June 30, 2032	2,968,000
June 30, 2013	June 30, 2033	3,512,000

Total		$31,687,000

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

In July 2006, the FASB released ASC 740-10 Accounting for Uncertainty in Income Taxes. ASC 740-10 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740-10 also requires additional disclosure of the beginning and ending unrecognized tax benefits and details regarding the uncertainties that may cause the unrecognized benefits to increase or decrease within a twelve month period.

The Company adopted the provisions of ASC 740-10 on July 1, 2007. There was no impact on the Company’s consolidated financial position and cash flows as a result of adoption. The Company has an unrecognized tax benefit of $336,000 as of June 30, 2013, including no accrued amounts for interest and penalties. In addition, the Company has not completed an analysis under IRC section 382 to determine if there have been any direct and/or indirect ownership changes that would limit the use of net operating loss in future years.

The Company’s policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. The Company is subject to income tax examinations for US income taxes from the year ended June 30, 1996 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2014.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

12.	LOSS PER SHARE

	Income (Numerator)	Weighted Average Number of Shares (Denominator)	Loss Per Share

2013
Loss for the year	$(3,749,790)
Preferred stock dividends	(15,460)

Loss attributable to common shareholders	$(3,765,250)	68,354,944	$(0.06)

2012
Loss for the year	$(3,400,434)
Preferred stock dividends	(15,460)

Loss attributable to common shareholders	$(3,415,894)	59,780,612	$(0.06)

2011
Loss for the year	$(2,841,285)
Preferred stock dividends	(15,460)

Loss attributable to common shareholders	$(2,856,745)	56,487,578	$(0.05)

Common share equivalents consisting of stock options and warrants are not considered in the computation of diluted loss per share because their effect would be anti-dilutive.

13.	RELATED PARTY TRANSACTIONS

There were no related party transactions during the years ended June 30, 2013, 2012 or 2011. As at June 30, 2013, $583,812 (2012 - $245,545) was included in accounts payable and accruals owed to the Company’s executives for outstanding management fees, consulting fees and business related reimbursements, and are without interest or stated terms of repayment.

14.	SEGMENTED INFORMATION

The Company operates primarily in one business segment, the development of electronically-conductive resin-based materials, with operations located in the United States.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

15.	EXTINGUISHMENT OF DEBT

During the year ended June 30, 2013, the following debts were extinguished:

(a)	On November 8, 2012, a director of the Company resigned from his position as director and CEO of the Company. An agreement was signed indicating that all amounts owing at the agreement date would be waived resulting in payables of $228,897 recognized as a gain on extinguishment of debt charged to accumulated deficit. Further, the agreement indicated that the Company would redeem 70,588 shares of preferred stock held by the director at $4.25 per share for a total of $300,000 as follows:

(i)	Monthly installments of $7,500 would be paid on the 15th of each month starting November 15, 2012 until June 15, 2013;
(ii)	Monthly installments of $10,000 would be paid on the 15th of each month starting July 15, 2013 until December 15, 2014; and
(iii)	A lump sum payment of $60,000 on January 15, 2015.

The $300,000 has been reclassified as a liability with the $70,588 par value removed from equity and $229,412 value in excess of par charged to accumulated deficit. As at June 30, 2013, no payments have been made and no preferred stock has been redeemed.

(b)	During the year ended June 30, 2013, legal fees included in accounts payable were derecognized as a result of becoming time barred due to the statute of limitations. A total of $355,022 has been recognized as a gain on extinguishment of liabilities in the consolidated statements of operations.

(c)	On June 13, 2013, the Company signed a separation agreement with a consultant resulting in a termination of consulting services effective December 31, 2012. As a result of the termination, the Company is required to issue 541,666 common shares pursuant to a restricted stock award agreement for options vesting prior to the agreement date and issue an additional 628,571 common shares in consideration for unpaid fees of $243,000 (note 18(a)). The modified consulting fees have been recorded at the fair value of shares to be issued of $352,000 included in accounts payable and accruals. The increase in value of modified debt of $109,000 has been recognized as a loss on extinguishment of liabilities in the consolidated statements of operations.

In addition to the above, 600,000 options previously granted to a consultant were cancelled. Of the granted options, 200,000 had not vested at the date of cancellation. As such, stock-based compensation previously recorded on the unvested options of $23,775 was reversed through consulting expense in the consolidated statements of operations.

16.	RESEARCH AND DEVELOPMENT

As the Company is considered to be in the development stage, all research and development costs are expensed as incurred.

During the year ended June 30, 2013, the Company sold sample products totalling $30,458 (2012 - $2,640). This amount has been credited against research and development expenses.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

17.	COMMITMENTS

During the year ended June 30, 2013, the following commitments were outstanding:

(a)	A consulting and confidentiality agreement with a director, dated December 1, 2010, engaging the individual to provide certain consulting services to the Company. The term of the agreement expires on November 30, 2013 and the Company shall pay monthly consulting fees of $14,000 and issue 150,000 shares of common stock upon the execution of the agreement and an additional 100,000 shares of common stock upon the six-month anniversary of the execution date (not yet issued). The Company granted 600,000 stock options (note 4(c)) and an additional 1,250,000 stock options on the first anniversary of the execution date of the agreement (not yet issued).

(b)	A consulting and confidentiality agreement with a director, dated April 15, 2011, engaging the individual to provide certain consulting services to the Company. The term of the agreement expires on April 15, 2014 and the Company shall pay monthly consulting fees of $14,000 and issue 150,000 shares of common stock upon the execution of the agreement (not yet issued) and an additional 100,000 shares of common stock upon the six-month anniversary of the execution date. The Company granted 600,000 stock options (note 4(c)) and an additional 1,250,000 stock options on the first anniversary of the execution date of the agreement (not yet issued).

(c)	A consulting and confidentiality agreement with a consultant, dated June 1, 2011, engaging the individual to provide certain consulting services to the Company. The original term of the agreement expired on June 1, 2014 and the Company was to pay monthly consulting fees of $14,000 and issue 150,000 shares of common stock upon the execution of the agreement (not yet issued) and an additional 100,000 shares of common stock upon the six-month anniversary of the execution date. The Company granted 600,000 stock options (note 4(c)) and an additional 1,250,000 stock options on the first anniversary of the execution date of the agreement (not issued).

On June 13, 2013, the Company signed a separation agreement with the above consultant. This resulted in a termination of the consulting contract above (see note 14(c)) effective December 31, 2012.

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

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Years Ended June 30, 2013, 2012 and 2011
(US Dollars)

18.	SUBSEQUENT EVENTS

The following events occurred subsequent to June 30, 2013:

(a)	628,571 common shares were issued to settle modified consulting fees recorded at a fair value of $352,000 as at June 30, 2013. An additional 541,666 common shares were issued pursuant to the separation agreement (note 15(c)).

(b)	The Company issued 44,000 units, each unit consisting of one share of common stock at $0.20 and one warrant at $0.001 to purchase 88,000 shares of common stock on or before two years after the closing date at an exercise price of $0.50.