Form 10-Q
period 2013-09-30
INTEGRAL TECHNOLOGIES INC
filed 2013-11-18
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of September 30, 2013, there were 79,189,484 outstanding shares of the Registrant's Common Stock, $0.001 par value.

INTEGRAL TECHNOLOGIES, INC.
September 30, 2013 QUARTERLY REPORT ON FORM 10-Q

PART I
 FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(US Dollars)

	September 30, 2013	June 30, 2013
	(Unaudited)
Assets

Current
Cash	$309,784	$532,308
Prepaid expenses	30,227	20,232
Account receivable (note 13)	0	250,000

Total Assets	$340,011	$802,540

Liabilities

Current
Accounts payable and accruals (note 15)	$1,803,061	$2,270,727
Promissory note payable (note 12)	53,950	0
Deferred liability (note 13)	25,000	25,000
Loan payable (note 14)	20,189	0
Convertible debentures (note 11)	108,895	174,827
Derivative financial liabilities (note 11)	517,109	414,102
Redeemable preferred stock (note 5 and 15)	210,000	180,000

Total Current Liabilities	2,738,204	3,064,656
Deferred Liability (note 13)	218,750	225,000
Redeemable Preferred Stock (note 5 and 15)	90,000	120,000

Total Liabilities	3,046,954	3,409,656

Stockholders’ Deficit (note 5)

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
20,000,000 shares authorized 308,538 issued and outstanding (note 5 and 15)	237,950	237,950
Common Stock and Paid-in Capital in Excess of $0.001 Par Value
150,000,000 shares authorized 79,189,484 (June 30, 2013 – 76,748,839) issued and outstanding	42,396,607	41,204,935
Promissory Notes Receivable	(29,737)	(29,737)
Share Subscriptions	0	13,400
Accumulated Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(45,358,030)	(44,079,931)

Total Stockholders’ Deficit	(2,706,943)	(2,607,116)

Total Liabilities and Stockholders’ Equity	$340,011	$802,540

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
(US Dollars)

	Three Months Ended September 30,		Period from February 12, 1996 (Inception) to September 30,
	2013	2012	2013

Revenue	$0	$0	$249,308
Cost of Sales	0	0	216,016
	0	0	33,292
Other Income (note 13)	6,413	65	876,065
	6,413	65	909,357

Expenses
Consulting	891,663	824,381	14,520,328
Legal and accounting	105,398	112,433	12,017,547
Salaries and benefits	55,000	110,000	5,471,297
Research and development (note 9)	27,196	78,104	2,322,731
General and administrative	40,282	58,528	1,848,088
Travel and entertainment	40,600	35,557	1,842,602
Bank charges and interest, net	62,088	25,879	474,164
Rent	21,888	19,632	743,886
Telephone	3,413	7,984	563,798
Advertising	4,706	7,000	374,267
Fair value loss on derivative financial liabilities (note 11)	103,842	6,340	513,705
Loss (recovery) on extinguishment of debt (note 15)	(75,429)	0	33,571
Net gain on settlement of convertible debentures	0	0	(26,189)
Gain on extinguishment of debt	0	0	(355,022)
Write-down of license and operating assets	0	0	1,855,619
Write-off of investments	0	0	1,250,000
Non-competition agreement	0	0	711,000
Interest on beneficial conversion feature	0	0	566,455
Bad debts	0	0	46,604
Financing fees	0	0	129,043
Settlement of lawsuit	0	0	45,250
Amortization	0	0	324,386
	1,280,647	1,285,838	45,273,130

Net Loss for Period	$(1,274,234)	$(1,285,773)	$(44,363,773)

Loss Per Common Share (note 8)	$(0.02)	$(0.02)

Weighted Average Number of Common Shares Outstanding	77,057,027	62,461,528

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, June 30, 2012	62,368,653	$37,655,315	308,538	$308,538	$(29,737)	$191,600	$46,267	$(40,314,166)	$(2,142,183)

Shares issued for
Services	2,247,500	974,125	0	0	0	0	0	0	974,125
Cash	11,202,304	2,191,360	0	0	0	(191,600)	0	0	1,999,760
Settlement of convertible debentures	930,382	252,456	0	0	0	0	0	0	252,456
Dividends on preferred stock	0	0	0	0	0	0	0	(15,460)	(15,460)
Redeemable preferred stock (note 15)	0	0	0	(70,588)	0	0	0	(229,412)	(300,000)
Gain on extinguishment of debt (note 15)	0	0	0	0	0	0	0	228,897	228,897
Subscriptions received	0	0	0	0	0	13,400	0	0	13,400
Stock-based compensation	0	131,679	0	0	0	0	0	0	131,679
Net loss for year	0	0	0	0	0	0	0	(3,749,790)	(3,749,790)

Balance, June 30, 2013	76,748,839	41,204,935	308,538	237,950	(29,737)	13,400	46,267	(44,079,931)	(2,607,116)

Shares issued for
Services (note 5)	1,091,666	513,333	0	0	0	0	0	0	513,333
Cash	44,000	13,400	0	0	0	(13,400)	0	0	0
Settlement of convertible debentures (note 11)	676,408	300,053	0	0	0	0	0	0	300,053
Settlement of debt (note 15)	628,571	276,571	0	0	0	0	0	0	276,571
Dividends on preferred stock	0	0	0	0	0	0	0	(3,865)	(3,865)
Stock-based compensation (note 5)	0	88,315	0	0	0	0	0	0	88,315
Net loss for period	0	0	0	0	0	0	0	(1,274,234)	(1,274,234)

Balance, September 30, 2013 (Unaudited)	79,189,484	$42,396,607	308,538	$237,950	$(29,737)	$0	$46,267	$(45,358,030)	$(2,706,943)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
(US Dollars)

	Three Months Ended September 30,		Period from February 12, 1996 (Inception) to September 30,
	2013	2012	2013
Operating Activities
Net loss	$(1,274,234)	$(1,285,773)	$(44,363,773)
Items not involving cash
Write-down of investment	0	0	1,250,000
Proprietary, non-competition agreement	0	0	711,000
Amortization	0	0	349,941
Other income	(6,250)	0	(664,555)
Consulting services	513,333	349,125	3,622,998
Stock-based compensation	88,315	178,356	8,129,276
Interest on derivative financial liability	58,286	20,772	225,788
Fair value loss on derivative financial liabilities	103,842	6,340	513,705
Net gain on settlement of convertible debentures	0	0	(26,189)
Gain on extinguishment of debt	0	0	(355,022)
Loss (recovery) on extinguishment of debt	(75,429)	0	33,571
Interest on beneficial conversion feature	0	0	566,456
Settlement of lawsuit	0	0	60,250
Write-down of license and operating assets	0	0	1,853,542
Bad debts	0	0	77,712
Changes in non-cash working capital (note 7)	224,613	225,642	3,047,509
Net Cash Used in Operating Activities	(367,524)	(505,538)	(24,967,791)
Investing Activities
Purchase of property, equipment and intangible assets	0	0	(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0	(129,474)
Investment purchase	0	0	(2,000,000)
License agreement	0	0	(124,835)
Net Cash Used in Investing Activities	0	0	(2,455,244)
Financing Activities
Redemption of preferred stock	0	0	(50,000)
Repayment of loan	0	0	(11,000)
Repayment of promissory note	(30,000)	(44,235)	(153,696)
Repayments to stockholders	0	0	(91,283)
Loan payable	0	103,423	0
Proceeds from issuance of common stock	0	422,298	25,522,688
Advances from stockholders	0	0	1,078,284
Share issue costs	0	0	(629,991)
Subscriptions received	0	143,769	719,415
Proceeds from convertible debentures	175,000	30,000	1,423,000
Repayment of convertible debentures	0	0	(120,865)
Net Cash Provided by Financing Activities	145,000	655,255	27,686,552
Effect of Foreign Currency Translation on Cash	0	0	46,267
Inflow (Outflow) of Cash	(222,524)	149,717	309,784
Cash, Beginning of Period	532,308	172,173	0
Cash, End of Period	$309,784	$321,890	$309,784

Supplemental Disclosure of Cash Flow Information (note 7)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2013
(Unaudited)
(US Dollars)

1.	NATURE OF OPERATIONS

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

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information.  These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements for the year ended June 30, 2013 filed as part of the Company’s June 30, 2013 Form 10‑K.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated balance sheet at September 30, 2013 and June 30, 2013, the consolidated results of operations and cash flows for the three months ended September 30, 2013 and 2012. The results of operations for the three months ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

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
Three Months Ended September 30, 2013
(Unaudited)
(US Dollars)

4.	GOING CONCERN

These unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $1,274,234 for the three months ended September 30, 2013 (2012 - $1,285,773), and an accumulated deficit of $45,358,030 (June 30, 2013 - $44,079,931) and a working capital deficiency of $2,398,193 as at September 30, 2013 (June 30, 2013 - $2,262,116). The Company has not yet commenced revenue-producing operations and has significant expenditure requirements to continue to advance research, developing and commercializing new antenna technologies.  The Company estimates that, without further funding, it will deplete its cash resources in approximately three months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

These unaudited consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate because management believes that the actions already taken or planned will mitigate the adverse conditions and events that raise doubts about the validity of the going concern assumption used in preparing these consolidated financial statements.  Management intends to raise additional capital through stock and debt  issuances to finance operations. If none of these events occur, there is a risk that the business will fail.

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
increasing $0.50 per year thereafter.

On November 8, 2012, a director of the Company resigned from his position as director and CEO of the Company. The Company agreed to redeem 70,588 shares of preferred stock held by the director at $4.25 per share for a total of $300,000 (note 15(a)). As at September 30, 2013, no payments have been made and no preferred stock has been redeemed.

(b)	Common stock

During the three months ended September 30, 2013, the Company completed a placement amounting to $13,400 for the issuance of 44,000 units consisting of common stock. 20,000 units were issued at $0.35 per unit and 24,000 units were issued at $0.25 per unit. Warrants were issued at $0.001 per warrant to purchase 88,000 shares of common stock on or before July 31, 2015 at an exercise price of $0.50 per share.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2013
(Unaudited)
(US Dollars)

5.	STOCKHOLDERS’ DEFICIT (Continued)

(b)	Common stock (Continued)

The Company determined that the warrants did not contain any provisions that would preclude equity treatment.

During the three months ended September 30, 2013, the Company issued 550,000 shares of common stock measured at a fair value of $0.50 per share pursuant to a consulting agreement.

During the three months ended September 30, 2013, the Company issued 541,666 shares of common stock pursuant to a restricted stock award agreement for options vesting prior to a termination agreement and issued an additional 628,571 shares of common stock to settle outstanding debt with the consultant (note 15(b)). The shares issued were measured at a fair value of $0.44 per share.

(c)	Stock-based compensation

During the three months ended September 30, 2013, the Company recorded stock-based compensation expense with respect to vested stock options and warrants and modified stock options of $88,315 (2012 - $178,356), which is included in consulting fees.

Stock-based compensation not yet recognized at September 30, 2013 relating to non-vested stock options and warrants was $9,454 and $nil (2012 - $71,227 and $12,662), which will be recognized over a weighted average period of 0.36 and nil years (2012 - 0.59 and 0.27 years), respectively.

(d)	Stock options

The following summarizes information about the Company’s options outstanding:

	Number of Options	Price Per Option	Weighted Average Exercise Price

Outstanding, June 30, 2013 and September 30, 2013	5,900,000	$0.25 to $ 1.00	$0.43
Exercisable, September 30, 2013	5,450,000	$0.25 to $ 1.00	$0.42

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2013
(Unaudited)
(US Dollars)

5.	STOCKHOLDERS’ DEFICIT (Continued)

(d)	Stock options (Continued)

The following summarizes the options outstanding and exercisable:

		Number of Options
Expiry Date	Exercise Price	September 30, 2013	June 30, 2013

December 31, 2013(1)	$0.25	500,000	500,000
December 31, 2013	$1.00	110,000	110,000
December 31, 2012	$1.00	100,000	100,000
March 9, 2014	$0.25	125,000	125,000
June 1, 2014	$0.85	100,000	100,000
October 15, 2014	$0.50	100,000	100,000
July 31, 2014	$1.00	415,000	415,000
December 1, 2014	$0.50	75,000	75,000
December 1, 2014	$0.85	100,000	100,000
December 31, 2014	$0.25	1,000,000	1,000,000
April 15, 2015	$0.50	100,000	100,000
June 1, 2015	$0.50	75,000	75,000
June 1, 2015	$0.85	100,000	100,000
October 15, 2015	$0.50	100,000	100,000
December 1, 2015	$0.50	75,000	75,000
December 1, 2015	$0.85	100,000	100,000
April 15, 2016	$0.50	100,000	100,000
June 1, 2016	$0.50	75,000	75,000
June 1, 2016	$0.85	100,000	100,000
June 30, 2016(2)	$0.25	2,000,000	2,000,000
October 15, 2016	$0.50	100,000	100,000
December 1, 2016	$0.50	75,000	75,000
December 1, 2016	$0.85	100,000	100,000
April 15, 2017	$0.50	100,000	100,000
June 1, 2017	$0.50	75,000	75,000
Total outstanding		5,900,000	5,900,000
Total exercisable		5,450,000	5,450,000

(1)	During the year ended June 30, 2013, the expiry date of these options was extended from December 31, 2012 to December 31, 2013.
(2)	During the year ended June 30, 2013, the expiry date of these options was extended from December 31, 2013 to June 30, 2016.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2013
(Unaudited)
(US Dollars)

5.	STOCKHOLDERS’ DEFICIT (Continued)

(d)	Stock options (Continued)

The weighted average remaining contractual lives for options outstanding and exercisable at September 30, 2013 are 1.85 and 1.60 years (2012 - 1.75 and 1.18 years), respectively.

The aggregate intrinsic value of options outstanding and exercisable as at September 30, 2013 was $833,750 (2012 - $326,250). The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value is the difference between the market value of the shares and the exercise price of the award.

(e)	Stock purchase warrants

Pursuant to a consulting agreement dated July 17, 2012, the Company issued 300,000 share purchase warrants to a consultant for a period of two years. The warrants vested 50% on July 17, 2012, 25% on January 17, 2013 and 20% July 17, 2013. During the three months ended September 30, 2013, 75,000 warrants vested and are fully exercisable. No warrants remain unvested.

The following summarizes information about the Company’s stock purchase warrants outstanding:

	Number of Warrants	Price Per Share	Weighted Average Exercise Price

Balance, June 30, 2012	14,060,103		$0.67
Issued	19,930,899	$0.31 to $ 0.70	$0.59

Balance, June 30, 2013	33,991,002		$0.58
Issued	88,000	$0.50	$0.50

Balance, September 30, 2013	34,079,002	$0.31 to $ 0.70	$0.58

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2013
(Unaudited)
(US Dollars)

5.	STOCKHOLDERS’ DEFICIT (Continued)

(e)	Stock purchase warrants (Continued)

		Number of Warrants
Expiry Date	Exercise Price	September 30, 2013	June 30, 2013

December 31, 2013	$0.50	3,710,000	3,710,000
December 31, 2013	$0.70	3,963,152	3,963,152
December 31, 2013	$1.00	1,358,372	1,358,372
January 3, 2014	$0.70	856,692	856,692
January 31, 2014	$0.70	2,360,459	2,360,459
February 14, 2014	$0.70	300,000	300,000
March 31, 2014	$0.57	1,000,000	1,000,000
November 29, 2016	$0.70	511,428	511,428
August 31, 2014	$0.60	2,796,666	2,796,666
August 31, 2014	$0.70	799,708	799,708
July 17, 2014	$0.31	300,000	300,000
February 28, 2014	$0.70	21,421	21,421
September 30, 2014	$0.50	926,604	926,604
January 31, 2015	$0.50	4,150,000	4,150,000
February 28, 2015	$0.50	4,936,500	4,936,500
May 25, 2015	$0.50	6,000,000	6,000,000
July 31, 2015	$0.50	88,000	0

Total outstanding		34,079,002	33,991,002

Total exercisable		34,079,002	33,916,002

6.	INCOME TAXES

There are no current or deferred tax expenses for the three months ended September 30, 2013 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2013
(Unaudited)
(US Dollars)

7.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three Months Ended September 30,		Period from February 12, 1996 (Inception) to September 30,
	2013	2012	2013

Changes in non-cash working capital
Prepaid expenses	$10,194	$(91,553)	$(10,037)
Accounts payable and accruals	(35,581)	317,195	3,082,210
Due from affiliated company	0	0	(116,000)
Notes and accounts receivable	250,000	0	140,787
Inventory	0	0	(46,842)
Deferred revenue and other	0	0	(2,609)

	$224,613	$225,642	$3,047,509

	Three Months Ended September 30,		Period from February 12, 1996 (Inception) to September 30,
	2013	2012	2013

Shares Issued for
Redemption of preferred shares	$0	$0	$415,000
Property and equipment	$0	$0	$23,000
Proprietary agreement	$0	$0	$711,000
Settlement of accounts payable	$276,571	$0	$228,742
Settlement of convertible debenture	$300,053	$0	$789,435
Services (provided by officers and directors)	$0	$122,500	$242,500
Settlement of lawsuit	$0	$0	$15,000
Services and financing fees	$513,333	$226,625	$2,915,980
Subscriptions received	$0	$143,769	$0
Acquisition of subsidiary	$0	$0	$894,200
Supplemental Cash Flow Information
Interest paid	$0	$0	$99,424
Income tax paid	$0	$0	$0
Accrual of liability for mandatory redeemable preferred shares	$0	$0	$300,000

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2013
(Unaudited)
(US Dollars)

8.	LOSS PER SHARE

	Income (Loss) (Numerator)	Weighted Average Number of Shares (Denominator)	Loss Per Share

Three months ended September 30, 2013
Net loss for period	$(1,274,234)
Preferred stock dividends (note 5(a))	(3,865)
Loss attributable to common shareholders	$(1,278,099)	77,057,027	$(0.02)

Three months ended September 30, 2012
Net loss for period	$(1,285,773)
Preferred stock dividends (note 5(a))	(3,865)
Loss attributable to common shareholders	$(1,289,638)	62,461,528	$(0.02)

Common share equivalents consisting of convertible preferred stock, convertible debentures, stock options and warrants are not considered in the computation of diluted loss per share because their effect would be anti-dilutive.

9.	RESEARCH AND DEVELOPMENT

As the Company is considered to be in the development stage, all research and development costs are expensed as incurred.

During the three months ended September 30, 2013, the Company sold sample products totalling $nil (2012 - $2,640). This amount has been credited against research and development expenses.

10.	SEGMENT INFORMATION

The Company operates primarily in one business segment with operations located in the United States.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2013
(Unaudited)
(US Dollars)

11.	CONVERTIBLE DEBENTURES

As at September 30, 2013, the Company has convertible debenture purchase agreements with Asher Enterprises Inc. and JMJ Financial as follows:

(a)	Asher Enterprises Inc.

During the year ended June 30, 2012, the Company entered into a convertible debenture purchase agreement with Asher Enterprises Inc.  The agreement has since resulted in twelve separate tranches being issued.  Each tranche is due approximately nine months after their respective issuance.  At September 30, 2013, there are three tranches outstanding. The twelve debentures are summarized as follows:

(i)	August 9, 2011 received $53,000 (settled);
(ii)	September 15, 2011 received $50,000 (settled);
(iii)	October 15, 2011 received $35,500 (settled);
(iv)	April 18, 2012 received $53,500 (settled);
(v)	May 23, 2012 received $78,500 (settled);
(vi)	July 5, 2012 received $30,000, net of $2,500 in legal fees (settled);
(vii)	November 20, 2012 received $50,000, net of $3,000 in legal fees (settled);
(viii)	January 4, 2013 received $25,000, net of $2,500 in legal fees (settled);
(ix)	January 31, 2013 received $35,000, net of $2,500 in legal fees (settled);
(x)	April 5, 2013 received $50,000, net of $3,000 in legal fees;
(xi)	June 12, 2013 received $37,500; and
(xii)	July 15, 2013 received $25,000, net of $2,500 in legal fees.

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
Three Months Ended September 30, 2013
(Unaudited)
(US Dollars)

11.	CONVERTIBLE DEBENTURES (Continued)

(a)	Asher Enterprises Inc. (Continued)

After the expiration of the 180 days following the date of issuance of the debenture, the Company will have no right of prepayment.

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

On signing the agreement, the first advance of $100,000 was received by the Company from the lender. At the sole discretion of the lender, an additional $150,000 may be advanced to the Company with the remaining consideration advanced to the Company only by mutual agreement. Each advance received by the Company is due one year from delivery of payment.  As at September 30, 2013, the following amounts are payable (advance received plus 10%):

•	February 27, 2013 received $100,000, net of an upfront fee of $11,111;
•	June 2, 2013 received $50,000, net of an upfront fee of $5,555; and
•	September 30, 2013 received $150,000, net of an upfront fee of $16,666.

No interest will be applied to the principal balance for the first 90 days after cash advance. After the first 90 days, an interest charge of 12% will be immediately applied to the principal and the 10% up-front fee.

On delivery of consideration, the lender may convert all or part of the unpaid principal and up-front fee into common stock at its sole discretion.  All balances outstanding have a variable conversion price equal to the lesser of $0.35 or 60% of the market price.  The market price is defined as the lowest trade price in the 25 days prior to the conversion date. The lender is limited to holding no more than 4.99% of the issued and outstanding common stock at the time of conversion. After the expiration of 90 days following the delivery date of any consideration, the Company will have no right of prepayment.

The liability component of the convertible debenture was measured at the present value with the embedded conversion feature being treated as a derivative liability with fair value measured at each reporting date.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2013
(Unaudited)
(US Dollars)

11.	CONVERTIBLE DEBENTURES (Continued)

As at September 30, 2013, $124,218 (June 30, 2013 - $139,000) of the debentures were settled by issuing 676,408 (June 30, 2013 – 930,382) shares of common stock of the Company, and $175,835 (June 30, 2013 - $252,456) representing the fair value of the derivative liabilities and the amortized cost of convertible debentures settled was included as additional paid in capital.

As at September 30, 2013, $nil (June 30, 2013 - $78,500) of convertible debentures were settled by paying $nil (June 30, 2013 - $120,865), and $nil (three months ended September 30, 2012 - $nil) was recognized representing the net gain on settlement of convertible debentures.

During the three months ended September 30, 2013, a fair value loss on the derivative liability of $103,842 (2012 - $6,340) was recognized.

During the three months ended September 30, 2013, the Company incurred $19,166 (year ended June 30, 2013 - $30,166) in transactions costs in connection with the issuance of convertible debentures, which has been recorded as a reduction of the carrying value of convertible debenture.

As at September 30, 2013, 1,912,229 (June 30, 2013 - 1,275,271) shares of common stock of the Company would be required to settle the remaining tranches of convertible debt.

As at September 30, 2013, the face value of convertible debentures is $494,768 (June 30, 2013 - $338,946), which includes accrued interest of $43,436 (June 30, 2013 - $16,780).

The fair value of the derivative financial liability is calculated using the Black-Scholes valuation method at the consolidated balance sheet date.

The following weighted average assumptions were used in determining the fair values of the derivative financial liabilities outstanding at inception:

	September 30, 2013	June 30, 2013

Expected life (years)	0.94	0.76
Interest rate	1.12%	0.71%
Volatility	77.92%	62.80%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

The following weighted average assumptions were used in determining the fair values of the derivative financial liabilities on settlement:

	September 30, 2013	June 30, 2013

Expected life (years)	0.45	0.20
Interest rate	1.01%	0.66%
Volatility	79.24%	72.76%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2013
(Unaudited)
(US Dollars)

11.	CONVERTIBLE DEBENTURES (Continued)

The following weighted average assumptions were used in determining the fair values of the derivative financial liabilities:

	September 30, 2013	June 30, 2013

Expected life (years)	0.71	0.62
Interest rate	1.00%	0.94%
Volatility	74.74%	70.20%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

The carrying value of convertible debentures are as follows:

	September 30, 2013	June 30, 2013

Fair value of convertible debenture, beginning of period	$174,827	$93,356
Fair value at inception of new tranches	0	166,922
Interest accrued	58,286	112,330
Loss on early repayment	0	44,489
Repayment on November 28, 2012 (cash)	0	(120,865)
Settlement (issuance of common shares)	(124,218)	(121,405)
Carrying amount of convertible debenture, end of period	$108,895	$174,827

The fair value of derivative financial liabilities are as follows:

	September 30, 2013	June 30, 2013

Fair value of derivative liability, beginning of period	$414,102	$84,718
Fair value at inception of new tranches	175,000	210,576
Loss on fair value of derivative liability	103,842	320,537
Gain on early repayment	0	(70,678)
Settlement (issuance of common shares)	(175,835)	(131,051)
Fair value of derivative liabilities, end of period	$517,109	$414,102

12.	PROMISSORY NOTE PAYABLE

On July 1, 2013, the Company entered into a promissory note agreement with Jasper Rubber Products, Inc. for $81,040, which bears interest at 18% annually.  Any unpaid principal and unpaid accrued interest is due December 30, 2013, the maturity date.  Any payments made during the year shall be first applied to unpaid accrued interest, then to the reduction of principal and finally to any other accounts payable balances owing at the time of payment.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2013
(Unaudited)
(US Dollars)

12.	PROMISSORY NOTE PAYABLE (Continued)

During the three months ended September 30, 2013, $30,000 was repaid by the Company and interest expense of $2,910 was accrued on the outstanding balance.

13.	DEFERRED LIABILITY

On June 21, 2013, the Company signed a ten year license agreement with Hanwha L&C, of South Korea. The agreement grants Hanwha L&C exclusive rights to sell, distribute and manufacture Integral's patented line of conductive plastics, ElectriPlast, in South Korea, as well as non-exclusive sales and distribution rights to ElectriPlast for Japan, Taiwan and the China markets.

The agreement called for license fees as follows:

•	$250,000 (received) to be paid to the Company within 15 business days; and
•	A second payment is due to the Company no later than one year after signing the agreement.

The first payment of $250,000 has been recorded as a deferred liability, which will be recognized as other income in the consolidated statements of operations over the life of the ten year contract. During the three months ended September 30, 2013, $6,250 (September 30, 2012 - $nil) has been recognized as other income.

14.	LOAN PAYABLE

On September 1, 2013, the Company entered into a financing arrangement with AON Premium Finance LLC to cover directors’ and officers’ liability insurance. The amount financed totals $20,151, which bears interest at 4.54% annually payable in three equal monthly payments of $6,768 each including principal and interest.

15.	EXTINGUISHMENT OF DEBT

During the year ended June 30, 2013 and the three months ended September 30, 2013, the following debts were extinguished:

(a)	On November 8, 2012, a director of the Company resigned from his position as director and CEO of the Company. An agreement was signed indicating that all amounts owing at the agreement date would be waived resulting in payables of $228,897 recognized as a gain on extinguishment of debt charged to accumulated deficit. Further, the agreement indicated that the Company would redeem 70,588 shares of preferred stock held by the director at $4.25 per share for a total of $300,000 as follows:

(i)	Monthly installments of $7,500 would be paid on the 15th of each month starting November 15, 2012 until June 15, 2013;
(ii)	Monthly installments of $10,000 would be paid on the 15th of each month starting July 15, 2013 until December 15, 2014; and
(iii)	A lump sum payment of $60,000 on January 15, 2015.

During the year ended June 30, 2013, $300,000 was reclassified as a liability with the $70,588 par value removed from equity and $229,412 value in excess of par charged to accumulated deficit. As at September 30, 2013, no payments have been made and no preferred stock has been redeemed.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Three Months Ended September 30, 2013
(Unaudited)
(US Dollars)

15.	EXTINGUISHMENT OF DEBT (Continued)

(b)	On June 13, 2013, the Company signed a separation agreement with a consultant resulting in a termination of consulting services effective December 31, 2012. As a result of the termination, the Company was required to issue the following:

(i)	541,666 common shares pursuant to a restricted stock award agreement for options vesting prior to the agreement date. These shares were issued during the three months ended September 30, 2013 and were measured at a fair value of $0.44 per share.
(ii)	628,571 common shares in consideration for unpaid fees of $243,000. The modified consulting fees were recorded at the fair value of shares to be issued of $352,000 as at June 30, 2013 which were included in accounts payable and accruals. The increase in value of modified debt of $109,000 was recognized as a loss on extinguishment of liabilities in the consolidated statements of operations for the year ended June 30, 2013. During the three months ended September 30, 2013, 628,571 shares were issued to settle the above mentioned consulting fees which were re-measured at a fair value of $0.44 per share on the share issuance date. A total of $276,571 was recorded as equity with the decrease in value of extinguished debt of $75,429 recorded as a recovery of loss on extinguishment of debt in the consolidated statements of operations.

16.	SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 Subsequent Events, the Company has evaluated subsequent events through the time between the end of the reporting period and the time this Quarterly Report on Form 10-Q for the three months ended September 30, 2013 was filed. There were no significant events during that period to disclose in these consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Forward Looking Statements

Statements contained herein that are not historical facts are forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected.  We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements.  Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, our ability to compete as a start-up company in a highly competitive market, our access to sources of capital, and other risks and uncertainties described in our annual report on Form 10-K for the fiscal year ended June 30, 2013 as filed with the Securities and Exchange Commission on September 30, 2013, and available at www.sec.gov.

This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q.  Our actual results could differ materially from those discussed here. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q, except as required by law.

Overview

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

Financial Condition

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From the Company’s incorporation on February 12, 1996 through September 30, 2013, we have accrued an accumulated deficit of $45,358,030.

At September 30, 2013, our current assets totaled $340,011, which consisted of cash equal to $309,784 and prepaid expenses of $30,227.  All of our property and equipment has been fully depreciated.

As of September  30, 2013, current liabilities of $2,738,204 consisting of accounts payable and accruals of $1,803,061, a promissory note payable of $53,950, a deferred obligation of $25,000, a loan payable of $20,189, a convertible debenture of $108,895, a derivative liability of $517,109 and redeemable preferred stock of $210,000.  Non-current liabilities consist of deferred liability of $218,750 and redeemable preferred stock of $90,000. Included in accounts payable and accruals is legal fees payable (including associated filing fees) related to patent filings accounted for approximately $188,000 of the total.

At September 30, 2013, our total stockholder’s deficit was $2,706,943.

Results of Operations of the Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012

Our net loss for the three months ended September 30, 2013, was $1,274,234 compared to a net loss of $1,285,773 for the corresponding period of the prior fiscal year, a difference of $11,539.  This decrease in our net loss is primarily attributable to the increase in the following expenses: Consulting expense increased by $67,282, bank charges and interest increased by $36,209 and fair value loss on derivative financial liabilities increased by $97,502. These increases were offset by a decrease salaries and benefits of $55,000, a decrease in research and development of $50,908 and a decrease on loss on extinguishment of debt of $75,429.

(1) Consulting fees of $891,663, including non-cash, stock based compensation charges for options, warrants and modified options previously granted of $88,315 and shares issued for services of $513,333. This is compared to consulting fees of $824,381 provided in the corresponding period of the prior fiscal year that included non-cash, stock based compensation charges for options granted of $178,356 and shares issued for services of $349,125. As described in the notes to the financial statements, the fair value of options granted were valued using the Black-Scholes option pricing model.

(2) General and administrative expense of $40,282 includes new directors and officer’s insurance premiums of $30,308 for the three month period ended September 30, 2013, compared to $29,841 provided in the corresponding period of the prior fiscal year.

(3) Legal and accounting expense of $105,398 includes legal fees incurred of $64,511 for the three month period ended September 30, 2013, compared to $94,575 provided in the corresponding period of the prior fiscal year.

(4) Interest expense of $62,088 includes amortization of convertible debt of $58,286 and interest on promissory note of $2,910 for the three month period ended September 30, 2013, compared to amortization of convertible debt of $20,772 and interest on promissory note of $4,614 provided in the corresponding period of the prior fiscal year.

(5) Fair value loss on derivative financial liabilities of $103,842 consists of the total change in fair value of derivative instruments related to the convertible debts since inception for the three month period ended September 30, 2013, compared to $6,340 provided in the corresponding period of the prior fiscal year.  As described in the notes to the financial statements, this value was determined using the Black-Scholes option pricing model.

Our net loss for the year ended June 30, 2013, was offset minimally by “other income” of $6,413 compared to “other income” in the corresponding period of the prior fiscal year of $65.  The category of “other income” consists of interest income and amortization of license fees.

Research and development costs incurred during the period ended September 30, 2013 were $27,196, a decrease of $50,908 over the corresponding period of the prior fiscal year attributable to refining the manufacturing process by Jasper of our ElectriPlast® material and for independent testing of several of our ElectriPlast®  applications and the receipt of funds from the sale of prototypes.

For the three months ended September 30, 2013, our cash used in operating activities was $387,713, compared to $505,538 used in the corresponding period of the prior fiscal year..

For the three months ended September  30, 2013, our cash provided by financing activities was $165,189 compared to $655,255 provided in the corresponding period of the prior fiscal year, represented by proceeds from a loan payable of $20,189 (2012 - $103,423) and proceeds from convertible debentures of  $175,000 (2012 - $30,000).  This was offset by repayment of promissory note of $30,000 (2012 - $44,235).

Critical Accounting Policies and Estimates

The details of the critical accounting policies relevant to the Company are set out note 2 of the audited financial statements for the year ended June 30, 2013, filed with the Securities and Exchange Commission on September 30, 2013. There have been no material changes to our critical accounting policies as described in Item 7 of our most recent annual report on Form 10-K for the year ended June 30, 2013.

Management does not believe that any new accounting pronouncements not yet effective will have any material effect on the Company’s consolidated financial statements if adopted.

Liquidity and Capital Resources

Since inception we have funded our operations through capital fundraising, issuance of convertible debt, and loans from management. As of September 30, 2013, we had $309,784, in cash on hand.

Management believes that there is adequate cash on hand to fund operations over the next three months and estimates that it will need to raise additional capital to cover its operating and capital requirements.  We presently do not have any other available credit, bank financing or other external sources of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

We will still need additional capital in order to continue operations until we are able to achieve positive operating cash flow. Additional capital is being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Furthermore, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting for the quarterly period ended September 30, 2013, identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II
OTHER INFORMATION COMPANY CONFIRM OR UPDATE AS NEEDED

ITEM 1	- LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.  The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results.

ITEM 1A.	RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide information required under this Item.

ITEM 2	- UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3	- DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	- MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5	- OTHER INFORMATION

None.

ITEM 6.	Exhibits

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code is filed herewith.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integral Technologies, Inc.

By:	/s/ Doug Bathauer
Doug Bathauer, Chief Executive Officer
and Principal Executive Officer

By:	/s/ William A. Ince
William A. Ince, Chief Financial Officer and
Principal Accounting Officer

Date: November 18, 2013

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code is filed herewith.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code is filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document