Form 10-K/A
period 2013-06-30
INTEGRAL TECHNOLOGIES INC
filed 2013-12-13
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

Commission File Number: 0-28353

INTEGRAL TECHNOLOGIES, INC.
 (Exact name of registrant as specified in its charter)

Nevada	98-0163519
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

805 W. Orchard Drive, Suite 7, Bellingham, Washington	98225
(Address of principal executive offices)	(Zip Code)

(360) 752-1982
(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2012 (based on an average of the bid and ask prices of approximately $0.27) was approximately $17,010,717.

The number of shares of the issuer’s common stock, $.001 par value, outstanding as of September 10, 2013 was 78,939,484 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

Integral Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to amend Item 15 of Part IV of its Annual Report on Form 10-K for the fiscal year ended June 30, 2013, as filed with the Securities and Exchange Commission on September 30, 2013 (the “Original Filing”). The purpose of this Amendment No. 1 is to file a revised Exhibit 10.40 to include certain information which was omitted. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the Company has set forth the text of Item 15, as amended, in its entirety. No other revisions or amendments have been made to Part IV, Item 15 or to any other portion of the Original Filing. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. Currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment No. 1.

ITEM 15. EXHIBITS

Exhibit No.	Description

3.03	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.03 of Integral’s quarterly report on Form 10-QSB for the period ended March 31, 2006.)

3.04	Bylaws, as amended and restated on December 31, 1997. (Incorporated by reference to Exhibit 3.04 of Integral’s quarterly report on Form 10-QSB for the period ended March 31, 2006.)

10.12	Integral Technologies, Inc. 2001 Stock Plan dated January 2, 2001, as amended December 17, 2001. (Incorporated by reference to Exhibit 10.12 of Integral’s registration statement on Form S-8 (file no. 333-76058).)

10.15	Integral Technologies, Inc. 2003 Stock Plan dated April 4, 2003 (Incorporated by reference to Exhibit 10.15 of Integral’s registration statement on Form S-8 (file no. 333-104522).)

10.18	Grant of Option dated June 17, 2005 between Integral and Thomas Aisenbrey. (Incorporated by reference to Exhibit 10.18 of Integral’s Current Report Form 8-K dated June 17, 2005 (filed June 23, 2005).)

10.19	Agreement between the Company and The QuanStar Group, LLC dated June 20, 2005. (Incorporated by reference to Exhibit 10.18 of Integral’s Current Report Form 8-K dated June 17, 2005 (filed June 23, 2005).)

10.20	Patent License Agreement between the Company and Heatron, Inc. dated March 17, 2006. (Incorporated by reference to Exhibit 10.20 of Integral’s Current Report Form 8-K dated March 17, 2006 (filed April 11, 2006).)

10.21	Patent License Agreement between the Company and Jasper Rubber Products, Inc. dated August 25, 2006. (Incorporated by reference to Exhibit 10.21 of Integral’s Current Report Form 8-K dated August 25, 2006 (filed September 19, 2006).)

10.22	Grant of Option dated November 6, 2006 between Integral and Thomas Aisenbrey. (Incorporated by reference to Exhibit 10.22 of Integral’s Quarterly Report on Form 10-QSB for the period ended September 30, 2006.)

10.23	Manufacturing Agreement between Integral and Jasper Rubber Products, Inc. dated November 22, 2006. (Incorporated by reference to Exhibit 10.23 of Integral’s Current Report on Form 8-K dated November 27, 2006 (filed December 4, 2006).)

10.24	Patent License Agreement between Integral and ADAC Plastics, Inc. d/b/a ADAC Automotive, dated November 28, 2006. (Incorporated by reference to Exhibit 10.24 of Integral’s Current Report on Form 8-K dated December 18, 2006 (filed December 20, 2006).)

10.25	Patent License Agreement between Integral and Esprit Solutions Limited, dated December 18, 2006. (Incorporated by reference to Exhibit 10.25 of Integral’s Current Report on Form 8-K dated January 9, 2007 (filed January 19, 2007).)

10.26	Patent License Agreement between Integral and Knowles Electronics, LLC, dated January 18, 2007. (Incorporated by reference to Exhibit 10.26 of Integral’s Quarterly Report on Form 10-QSB for the period ended December 31, 2006.)

10.27	Agreement between Integral and Visionary Innovations, Inc., dated February 16, 2007. (Incorporated by reference to Exhibit 10.27 of Integral’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.)

10.28	Amendment One to Manufacturing Agreement between Integral and Jasper Rubber Products, Inc. dated July 19, 2007. (Incorporated by reference to Exhibit 10.28 of Integral’s Current Report on Form 8-K dated July 19, 2007 (filed July 30, 2007).)

10.29	Integral Technologies, Inc. 2009 Stock Option Plan dated July 14, 2009. (Incorporated by reference to Exhibit 10.29 of Integral’s Current Report on Form 10-KSB dated September 29, 2009 (filed September 29, 2009)).

10.30	Employment Agreement between Integral and William Robinson dated July 14, 2009. (Incorporated by reference to Exhibit 10.30 of Integral’s Current Report on Form 10-KSB dated September 29, 2009 (filed September 29, 2009)).

10.31	Employment Agreement between Integral and William Ince dated July 14, 2009. (Incorporated by reference to Exhibit 10.31 of Integral’s Current Report on Form 10-KSB dated September 29, 2009 (filed September 29, 2009)).

10.32	Consulting Agreement between Integral and Mohamed Zeidan dated August 10, 2009. (Incorporated by reference to Exhibit 10.32 of Integral’s Current Report on Form 10-KSB dated September 29, 2009 (filed September 29, 2009)).

10.33	Consulting Agreement between Integral and James Eagan dated December 1, 2010. (Incorporated by reference to Exhibit 10.33 of Integral’s Current report on Form 10-k dated September 28, 2011 (filed September 28, 2011)).

10.34	Consulting Agreement between Integral and Herbert C. Reedman dated April 15, 2011. . (Incorporated by reference to Exhibit 10.34 of Integral’s Current report on Form 10-k dated September 28, 2011 (filed September 28, 2011)).

10.35	Consulting Agreement between Integral and Stephen Neu dated June 1, 2011. (Incorporated by reference to Exhibit 10.35 of Integral’s Current report on Form 10-k dated September 28, 2011 (filed September 28, 2011)).

10.36	Consulting Agreement between Integral and Paul MacKenzie dated June 1, 2011. (Incorporated by reference to Exhibit 10.36 of Integral’s Current report on Form 10-k dated September 28, 2011 (filed September 28, 2011)).

10.37	Separation Agreement between Integral and William Robinson dated November 8, 2012. (Incorporated by reference to Exhibit 10.37 of Integral’s Current report on Form 10-K for the fiscal year ended June 30, 2013 (filed September 30, 2013)).

10.38	Separation Agreement between Integral and Steven Neu dated June 13, 2013. (Incorporated by reference to Exhibit 10.38 of Integral’s Current report on Form 10-K for the fiscal year ended June 30, 2013 (filed September 30, 2013)).

10.39	Consulting Agreement Extension between Integral and Mo Zeidan dated June 20, 2013. (Incorporated by reference to Exhibit 10.39 of Integral’s Current report on Form 10-K for the fiscal year ended June 30, 2013 (filed September 30, 2013)).

10.40	License Agreement between Integral and Hanwha L&C Corp. dated June 19, 2013. † (Filed herewith).

14.1	Code of Ethics adopted September 20, 2004. (Incorporated by reference to Exhibit 14.1 of Integral’s annual report on Form 10-KSB for the period ended June 30, 2004.)

21.4	List of Subsidiaries. (Incorporated by reference to Exhibit 21.4 of Integral’s annual report on Form 10-KSB for the period ended June 30, 2004.)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
_____________

†  Confidential treatment is requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.