Form 10-Q
period 2013-12-31
INTEGRAL TECHNOLOGIES INC
filed 2014-02-14
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2013.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of December 31, 2013, there were 81,275,997 outstanding shares of the Registrant's Common Stock, $0.001 par value.

INTEGRAL TECHNOLOGIES, INC.
December 31, 2013 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(US Dollars)

	December 31, 2013	June 30, 2013
	(Unaudited)
Assets
Current
Cash	$41,878	$532,308
Prepaid expenses	0	20,232
Account receivable (note 13)	0	250,000

Total Assets	$41,878	$802,540

Liabilities

Current
Accounts payable and accruals (note 14)	$1,650,692	$2,270,727
Promissory notes payable (note 12)	60,000	0
Deferred liability (note 13)	25,000	25,000
Convertible debentures (note 11)	137,030	174,827
Derivative financial liabilities (note 11)	300,117	414,102
Redeemable preferred stock (notes 5 and 14)	240,000	180,000

Total Current Liabilities	2,412,839	3,064,656
Promissory Note Payable (note 12)	215,000	0
Deferred Liability (note 13)	212,500	225,000
Redeemable Preferred Stock (notes 5 and 14)	60,000	120,000

Total Liabilities	2,900,339	3,409,656

Stockholders’ Deficit (note 5)
Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
20,000,000 shares authorized 308,538 issued and outstanding (notes 5 and 14)	237,950	237,950
Common Stock and Paid-in Capital in Excess of $0.001 Par Value 150,000,000 shares authorized 81,275,997 (June 30, 2013 – 76,748,839) issued and outstanding	43,125,424	41,204,935
Promissory Notes Receivable	(29,737)	(29,737)
Share Subscriptions	28,951	13,400
Accumulated Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(46,267,316)	(44,079,931)

Total Stockholders’ Deficit	(2,858,461)	(2,607,116)

Total Liabilities and Stockholders’ Deficit	$41,878	$802,540

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
(US Dollars)

	Three Months Ended December 31,		Six Months Ended December 31,		Period from February 12, 1996 (Inception) to December 31,
	2013	2012	2013	2012	2013
Revenue	$0	$0	$0	$0	$249,308
Cost of Sales	0	0	0	0	216,016
	0	0	0	0	33,292
Other Income	6,309	48	12,722	113	882,374

	6,309	48	12,722	113	915,666

Expenses
Consulting	558,693	402,520	1,450,356	1,226,901	15,079,021
Legal and accounting	103,992	122,953	209,390	235,386	12,121,539
Salaries and benefits	55,000	55,000	110,000	165,000	5,526,297
Research and development (note 9)	16,432	5,591	43,628	83,695	2,339,163
General and administrative	59,151	54,432	99,433	112,960	1,907,239
Travel and entertainment	14,119	42,843	54,719	78,400	1,856,721
Bank charges and interest, net	174,688	34,509	236,776	60,388	648,852
Rent	16,514	18,174	38,402	37,806	760,400
Telephone	3,955	7,714	7,368	15,698	567,753
Advertising	7,746	500	12,452	7,500	382,013
Fair value loss (recovery) on derivative financial liabilities (note 11)	(93,270)	58,118	10,572	64,458	420,435
Net gain on settlement of convertible debenture (note 11)	(32,432)	(26,189)	(32,432)	(26,189)	(58,621)
Loss (gain) on extinguishment of debt, net (note 14)	27,142	(228,897)	(48,287)	(228,897)	(294,309)
Write-down of license and operating assets	0	0	0	0	1,855,619
Write-off of investments	0	0	0	0	1,250,000
Non-competition agreement	0	0	0	0	711,000
Interest on beneficial conversion feature	0	0	0	0	566,455
Bad debts	0	0	0	0	46,604
Financing fees	0	0	0	0	129,043
Settlement of lawsuit	0	0	0	0	45,250
Amortization	0	0	0	0	324,386

	911,730	547,268	2,192,377	1,833,106	46,184,860

Net Loss for Period	$(905,421)	$(547,220)	$(2,179,655)	$(1,832,993)	$(45,269,194)

Basic and Diluted Loss Per Share (note 8)	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted Average Number of Common Shares Outstanding	77,738,310	65,507,394	77,089,481	65,403,372
See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, June 30, 2012	62,368,653	$37,655,315	308,538	$308,538	$(29,737)	$191,600	$46,267	$(40,314,166)	$(2,142,183)

Shares issued for
Services	2,247,500	974,125	0	0	0	0	0	0	974,125
Cash	11,202,304	2,191,360	0	0	0	(191,600)	0	0	1,999,760
Settlement of convertible debentures	930,382	252,456	0	0	0	0	0	0	252,456
Dividends on preferred stock	0	0	0	0	0	0	0	(15,460)	(15,460)
Redeemable preferred stock (note 14)	0	0	0	(70,588)	0	0	0	(229,412)	(300,000)
Gain on extinguishment of debt (note 14)	0	0	0	0	0	0	0	228,897	228,897
Subscriptions received	0	0	0	0	0	13,400	0	0	13,400
Stock-based compensation	0	131,679	0	0	0	0	0	0	131,679
Net loss for year	0	0	0	0	0	0	0	(3,749,790)	(3,749,790)

Balance, June 30, 2013	76,748,839	41,204,935	308,538	237,950	(29,737)	13,400	46,267	(44,079,931)	(2,607,116)

Shares issued for
Services (note 5)	1,941,666	778,333	0	0	0	0	0	0	778,333
Cash	44,000	13,400	0	0	0	(13,400)	0	0	0
Settlement of convertible debentures (note 11)	1,449,274	576,967	0	0	0	0	0	0	576,967
Settlement of debt (note 14)	1,092,218	421,531	0	0	0	0	0	0	421,531
Dividends on preferred stock	0	0	0	0	0	0	0	(7,730)	(7,730)
Subscriptions received	0	0	0	0	0	28,951	0	0	28,951
Stock-based compensation (note 5)	0	115,008	0	0	0	0	0	0	115,008
Obligation to issue shares (note 12)	0	15,250	0	0	0	0	0	0	15,250
Net loss for period	0	0	0	0	0	0	0	(2,179,655)	(2,179,655)

Balance, December 31, 2013 (Unaudited)	81,275,997	$43,125,424	308,538	$237,950	$(29,737)	$28,951	$46,267	$(46,267,316)	$(2,858,461)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)
(US Dollars)

	Six Months Ended December 31,		Period from February 12, 1996 (Inception) to December 31,
	2013	2012	2013
Operating Activities
Net loss	$(2,179,655)	$(1,832,993)	$(45,269,194)
Items not involving cash
Write-down of investment	0	0	1,250,000
Proprietary, non-competition agreement	0	0	711,000
Amortization	0	0	349,941
Other income	(12,500)	0	(670,805)
Consulting services	778,333	349,125	3,887,998
Stock-based compensation	115,008	283,876	8,155,969
Interest on derivative financial liability	219,799	51,522	387,301
Obligation to issue shares (note 12)	15,250	0	15,250
Fair value loss on derivative financial liabilities	10,572	64,458	420,435
Net gain on settlement of convertible debentures	(32,432)	(26,189)	(58,621)
Loss (gain) on extinguishment of debt, net (note 14)	(48,287)	(228,897)	(294,309)
Interest on beneficial conversion feature	0	0	566,456
Settlement of lawsuit	0	0	60,250
Write-down of license and operating assets	0	0	1,853,542
Bad debts	0	0	77,712
Changes in non-cash working capital (note 7)	357,285	538,368	3,180,181
Net Cash Used in Operating Activities	(776,627)	(800,730)	(25,376,894)
Investing Activities
Purchase of property, equipment and intangible assets	0	0	(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0	(129,474)
Investment purchase	0	0	(2,000,000)
License agreement	0	0	(124,835)
Net Cash Used in Investing Activities	0	0	(2,455,244)
Financing Activities
Redemption of preferred stock	0	0	(50,000)
Repayment of loan	0	0	(11,000)
Proceeds from (repayment of) promissory notes	30,000	(63,167)	(93,696)
Repayments to stockholders	0	0	(91,283)
Loan payable	0	67,273	0
Proceeds from issuance of common stock	0	398,315	25,522,688
Advances from stockholders	0	0	1,078,284
Share issue costs	0	0	(629,991)
Subscriptions received	28,951	551,223	748,366
Proceeds from convertible debentures	285,000	80,000	1,533,000
Repayment of convertible debentures	(57,754)	(120,865)	(178,619)
Net Cash Provided by Financing Activities	286,197	912,779	27,827,749
Effect of Foreign Currency Translation on Cash	0	0	46,267
Inflow (Outflow) of Cash	(490,430)	112,049	41,878
Cash, Beginning of Period	532,308	172,173	0
Cash, End of Period	$41,878	$284,222	$41,878

Supplemental Disclosure of Cash Flow Information (note 7)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2013
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

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”) for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements for the year ended June 30, 2013, filed as part of the Company’s June 30, 2013 Form 10‑K.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated balance sheet at December 31, 2013 and June 30, 2013, the consolidated results of operations for the three and six months ended December 31, 2013 and 2012 and the consolidated cash flows for the six months ended December 31, 2013 and 2012. The results of operations and cash flows for the three and six months ended December 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

These unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $2,179,655 for the six months ended December 31, 2013 (2012 - $1,832,993), and an accumulated deficit of $46,267,316 (June 30, 2013 - $44,079,931) and a working capital deficiency of $2,370,961 as at December 31, 2013 (June 30, 2013 - $2,262,116). The Company has not yet commenced revenue-producing operations and has significant expenditure requirements to continue to advance research, developing and commercializing new antenna technologies. The Company estimates that, without further funding, it will deplete its cash resources within three months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2013
(Unaudited)
(US Dollars)

4.	GOING CONCERN (Continued)

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
increasing $0.50 per year thereafter.

On November 8, 2012, a director of the Company resigned from his position as director and CEO of the Company. The Company agreed to redeem 70,588 shares of preferred stock held by the director at $4.25 per share for a total of $300,000 (note 14(a)). As at December 31, 2013, no payments have been made and no preferred stock has been redeemed.

(b)	Common stock

During the six months ended December 31, 2013, the Company completed a private placement amounting to $13,400 for the issuance of 44,000 units consisting of common stock and warrants; 20,000 units were issued at $0.35 per unit and 24,000 units were issued at $0.25 per unit. Warrants were issued at $0.001 per warrant to purchase 88,000 shares of common stock on or before July 31, 2015 at an exercise price of $0.50 per share.

The Company determined that the warrants did not contain any provisions that would preclude equity treatment.

During the six months ended December 31, 2013, the Company issued shares of common stock pursuant to consulting agreements as follows:

i)	550,000 shares measured at a fair value of $0.50 per share
ii)	250,000 shares measured at a fair value of $0.36 per share
iii)	100,000 shares measured at a fair value of $0.30 per share
iv)	500,000 shares measured at a fair value of $0.29 per share.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2013
(Unaudited)
(US Dollars)

5.            STOCKHOLDERS’ DEFICIT (Continued)

(b)	Common stock (Continued)

During the six months ended December 31, 2013, the Company issued 541,666 shares of common stock pursuant to a restricted stock award agreement for options vesting prior to a termination agreement and issued an additional 628,571 shares of common stock to settle outstanding debt with a consultant (note 14(b)). The shares issued were measured at a fair value of $0.44 per share.

(c)	Stock-based compensation

During the six months ended December 31, 2013, the Company recorded stock-based compensation expense with respect to vested stock options and warrants and modified stock options of $115,008 (2012 - $178,356) included in consulting fees.

Stock-based compensation not yet recognized at December 31, 2013 relating to non-vested stock options and warrants was $1,925 and $nil (2012 - $71,227 and $12,662), which will be recognized over a weighted average period of 0.18 and nil years (2012 - 0.59 and 0.27 years), respectively.

(d)	Stock options

The following summarizes information about the Company’s options outstanding:

	Number of Options	Price Per Option	Weighted Average Exercise Price

Outstanding, June 30, 2013 and December 31, 2013	5,900,000	$0.25 to $ 1.00	$0.43
Exercisable, December 31, 2013	5,725,000	$0.25 to $ 1.00	$0.43

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2013
(Unaudited)
(US Dollars)

5.	STOCKHOLDERS’ DEFICIT (Continued)

(d)	Stock options (Continued)

The following summarizes the options outstanding and exercisable:

		Number of Options
Expiry Date	Exercise Price	December 31, 2013	June 30, 2013

December 31, 2014(1)	$1.00	110,000	110,000
March 9, 2014	$0.25	125,000	125,000
June 1, 2014	$0.85	100,000	100,000
October 15, 2014	$0.50	100,000	100,000
July 31, 2014	$1.00	415,000	415,000
November 15, 2014(2)	$1.00	100,000	100,000
December 1, 2014	$0.50	75,000	75,000
December 1, 2014	$0.85	100,000	100,000
December 31, 2014(3)	$0.25	1,500,000	1,500,000
April 15, 2015	$0.50	100,000	100,000
June 1, 2015	$0.50	75,000	75,000
June 1, 2015	$0.85	100,000	100,000
October 15, 2015	$0.50	100,000	100,000
December 1, 2015	$0.50	75,000	75,000
December 1, 2015	$0.85	100,000	100,000
April 15, 2016	$0.50	100,000	100,000
June 1, 2016	$0.50	75,000	75,000
June 1, 2016	$0.85	100,000	100,000
June 30, 2016(4)	$0.25	2,000,000	2,000,000
October 15, 2016	$0.50	100,000	100,000
December 1, 2016	$0.50	75,000	75,000
December 1, 2016	$0.85	100,000	100,000
April 15, 2017	$0.50	100,000	100,000
June 1, 2017	$0.50	75,000	75,000

Total outstanding		5,900,000	5,900,000
Total exercisable		5,725,000	5,450,000

(1)	During the six month period ended December 31, 2013, the expiry date of 110,000 options was extended from December 31, 2013 to December 31, 2014.
(2)	During the six month period ended December 31, 2013, the expiry date of 100,000 options was extended from November 15, 2013 to November 15, 2014.
(3)	During the six month period ended December 31, 2013, the expiry date of 500,000 options was extended from December 31, 2013 to December 31, 2014.
(4)	During the year ended June 30, 2013, the expiry date of 2,000,000 options was extended from December 31, 2013 to June 30, 2016.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2013
(Unaudited)
(US Dollars)

5.	STOCKHOLDERS’ DEFICIT (Continued)

(d)	Stock options (Continued)

The weighted average remaining contractual lives for options outstanding and exercisable at December 31, 2013 are 1.75 and 1.70 years (2013 - 1.75 and 1.18 years), respectively.

The aggregate intrinsic value of options outstanding and exercisable as at December 31, 2013 was $145,000 (2013 - $326,250). The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value is the difference between the market value of the shares and the exercise price of the award.

(e)	Stock purchase warrants

Pursuant to a consulting agreement dated July 17, 2012, the Company issued 300,000 share purchase warrants to a consultant for a period of two years. The warrants vested 50% on July 17, 2012, 25% on January 17, 2013 and 20% July 17, 2013. During the six months ended December 31, 2013, 75,000 warrants vested. No warrants remain unvested.

The following summarizes information about the Company’s stock purchase warrants outstanding:

	Number of Warrants	Price Per Share	Weighted Average Exercise Price

Balance, June 30, 2012	14,060,103		$0.67
Issued	19,930,899	$0.31 to $ 0.70	$0.59

Balance, June 30, 2013	33,991,002		$0.58
Issued	88,000	$0.50	$0.50
Expired	(4,109,192)	$0.70 to $ 1.00	$0.72

Balance, December 31, 2013	29,969,810	$0.31 to $ 0.70	$0.45

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2013
(Unaudited)
(US Dollars)

5.	STOCKHOLDERS’ DEFICIT (Continued)

(e)	Stock purchase warrants (Continued)

		Number of Warrants
Expiry Date	Exercise Price	December 31, 2013	June 30, 2013

December 31, 2013(1)	$0.50	0	3,710,000
December 31, 2013(2)	$0.70	0	3,963,152
December 31, 2013(3)	$1.00	0	1,358,372
December 29, 2013(4)	$0.70	0	311,428
January 3, 2014	$0.70	0	856,692
January 31, 2014(5)	$0.70	817,603	2,360,459
February 14, 2014	$0.70	300,000	300,000
February 28, 2014	$0.70	21,421	21,421
March 31, 2014(6)	$0.57	0	1,000,000
May 31, 2014(1), (3)	$0.50	2,041,620	0
July 17, 2014	$0.31	300,000	300,000
August 31, 2014(2)	$0.60	2,796,666	2,796,666
August 31, 2014	$0.70	999,708	799,708
September 30, 2014	$0.50	926,604	926,604
January 31, 2015	$0.50	4,150,000	4,150,000
February 28, 2015(2), (3)	$0.50	5,160,925	4,936,500
May 25, 2015(1), (2), (4), (5), (6)	$0.50	12,167,263	6,000,000
July 31, 2015	$0.50	88,000	0
November 29, 2016	$0.70	200,000	200,000

Total outstanding		29,969,810	33,991,002

Total exercisable		29,969,810	33,916,002

(1)	During the six month period ended December 31, 2013, the expiry date of 670,000 warrants was extended from December 31, 2013 to May 25, 2015 and 1,028,000 warrants was extended to May 31, 2014.
(2)
During the six month period ended December 31, 2013, the expiry date of 200,000 warrants was extended from December 31, 2013 to August 31, 2014, 71,429 warrants extended to May 25, 2015 and re-priced to $0.50 and 209,070 warrants was extended to February 28, 2015 and re-priced to $0.50.

(3)
During the six month period ended December 31, 2013, the expiry date of 1,013,620 warrants was extended from December 31, 2013 to May 31, 2014 and re-priced to $0.50 and 15,355 warrants extended to February 28, 2015 and re-priced to $0.50.

(4)	During the year ended June 30, 2013, the expiry date of 14,286 warrants was extended from December 29, 2013 to May 25, 2015 and re-priced to $0.50.
(5)	During the year ended June 30, 2013, the expiry date of 1,542,856 warrants was extended from January 31, 2014 to May 25, 2015 and re-priced to $0.50.
(6)	During the year ended June 30, 2013, the expiry date of these 1,000,000 warrants was extended from March 31, 2014 to May 25, 2015.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2013
(Unaudited)
(US Dollars)

6.	INCOME TAXES

There are no current or deferred tax expenses for the six months ended December 31, 2013 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

7.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six Months Ended December 31,		Period from February 12, 1996 (Inception) to December 31,
	2013	2012	2013

Changes in non-cash working capital
Prepaid expenses	$20,231	$(61,205)	$0
Accounts payable and accruals	87,054	599,573	140,787
Due from affiliated company	0	0	(46,842)
Notes and accounts receivable	250,000	0	3,204,845
Inventory	0	0	(116,000)
Deferred revenue and other	0	0	(2,609)

	$357,285	$538,368	$3,180,181

	Six Months Ended December 31,		Period from February 12, 1996 (Inception) to December 31,
	2013	2012	2013

Shares Issued for
Redemption of preferred shares	$0	$0	$415,000
Property and equipment	$0	$0	$23,000
Proprietary agreement	$0	$0	$711,000
Settlement of debt	$421,531	$0	$650,273
Settlement of convertible debenture	$576,967	$121,801	$1,073,609
Services (provided by officers and directors)	$0	$122,500	$242,500
Settlement of lawsuit	$0	$0	$15,000
Services and financing fees	$778,333	$226,625	$3,180,980
Subscriptions received	$28,951	$0	$28,951
Acquisition of subsidiary	$0	$0	$894,200
Supplemental Cash Flow Information
Interest paid	$1,236	$0	$100,660
Income tax paid	$0	$0	$0
Accrual of liability for mandatory redeemable preferred shares	$0	$0	$300,000

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2013
(Unaudited)
(US Dollars)

8.	LOSS PER SHARE

	Loss (Numerator)	Weighted Average Number of Shares (Denominator)	Basic and Diluted Loss Per Share

Three months ended December 31, 2013
Net loss for period	$(905,421)
Preferred stock dividends (note 5(a))	(3,865)
Loss attributable to common shareholders	$(909,286)	77,738,310	$(0.01)

Three months ended December 31, 2012
Net loss for period	$(547,220)
Preferred stock dividends (note 5(a))	(3,865)
Loss attributable to common shareholders	$(551,085)	65,507,394	$(0.01)

Six months ended December 31, 2013
Net loss for period	$(2,179,655)
Preferred stock dividends (note 5(a))	(7,730)
Loss attributable to common shareholders	$(2,187,385)	77,089,481	$(0.03)

Six months ended December 31, 2012
Net loss for period	$(1,832,993)
Preferred stock dividends (note 5(a))	(7,730)
Loss attributable to common shareholders	$(1,840,723)	65,403,372	$(0.03)

Common share equivalents consisting of convertible preferred stock, convertible debentures, stock options and warrants are not considered in the computation of diluted loss per share because their effect would be anti-dilutive.

9.	RESEARCH AND DEVELOPMENT

As the Company is considered to be in the development stage, all research and development costs are expensed as incurred.

During the six months ended December 31, 2013, the Company sold sample products totaling $nil (2012 - $14,898). This amount has been credited against research and development expenses.

10.	SEGMENT INFORMATION

The Company operates primarily in one business segment with operations located in the United States.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2013
(Unaudited)
(US Dollars)

11.	CONVERTIBLE DEBENTURES

As at December 31, 2013, the Company has convertible debenture purchase agreements with Asher Enterprises Inc. and JMJ Financial as follows:

(a)	Asher Enterprises Inc.

During the year ended June 30, 2012, the Company entered into a convertible debenture purchase agreement with Asher Enterprises Inc. The agreement has since resulted in fourteen separate tranches being issued. Each tranche is due approximately nine months after their respective issuance. At December 31, 2013, there are three tranches outstanding. The fourteen debentures are summarized as follows:

(i)	August 9, 2011 received $53,000 (settled);
(ii)	September 15, 2011 received $50,000 (settled);
(iii)	October 15, 2011 received $35,500 (settled);
(iv)	April 18, 2012 received $53,500 (settled);
(v)	May 23, 2012 received $78,500 (settled);
(vi)	July 5, 2012 received $30,000, net of $2,500 in legal fees (settled);
(vii)	November 20, 2012 received $50,000, net of $3,000 in legal fees (settled);
(viii)	January 4, 2013 received $25,000, net of $2,500 in legal fees (settled);
(ix)	January 31, 2013 received $35,000, net of $2,500 in legal fees (settled);
(x)	April 5, 2013 received $50,000, net of $3,000 in legal fees (settled);
(xi)	June 12, 2013 received $37,500 (settled);
(xii)	July 15, 2013 received $25,000, net of $2,500 in legal fees;
(xiii)	October 10, 2013 received $50,000, net of $3,000 in legal fees; and
(xiv)	November 20, 2013 received $60,000, net of $3,000 in legal fees.

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
Six Months Ended December 31, 2013
(Unaudited)
(US Dollars)

11.	CONVERTIBLE DEBENTURES (Continued)

(a)	Asher Enterprises Inc. (Continued)

After the expiration of the 180 days following the date of issuance of the debenture, the Company will have no right of prepayment.

The embedded conversion feature of the convertible debenture was treated as a derivative liability measured at fair value on inception and at each reporting date with the debt component being allocated the residual value of the debt and amortized using the effective interest method to its maturity value.

(b)	JMJ Financial

During the year ended June 30, 2013, the Company entered into a convertible debenture purchase agreement with JMJ Financial (the “lender”). The total amount that may be borrowed is $500,000, which includes an upfront fee of 10%.

On signing the agreement, the first advance of $100,000 was received by the Company from the lender. At the sole discretion of the lender, an additional $150,000 may be advanced to the Company with the remaining consideration advanced to the Company only by mutual agreement. Each advance received by the Company is due one year from delivery of payment. As at December 31, 2013, the following amounts are payable (advance received plus 10%):

•	February 27, 2013 received $100,000, net of an upfront fee of $11,111 (settled);
•	June 2, 2013 received $50,000, net of an upfront fee of $5,555; and
•	September 30, 2013 received $150,000, net of an upfront fee of $16,666.

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

The embedded conversion feature of the convertible debenture was treated as a derivative liability measured at fair value on inception and at each reporting date with the debt component being allocated the residual value of the debt and amortized using the effective interest method to its maturity value.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2013
(Unaudited)
(US Dollars)

11.	CONVERTIBLE DEBENTURES (Continued)

During the six month period ending December 31, 2013, $254,111 (June 30, 2013 - $139,000) of the face value of debentures were settled by issuing 1,449,274 (year ended June 30, 2013 – 930,382) shares of common stock of the Company, and $576,967 (year ended June 30, 2013 - $252,456) representing the fair value of the derivative liabilities and the amortized cost of convertible debentures settled was included as additional paid in capital.

As at December 31, 2013, $37,500 (June 30, 2013 - $78,500) of convertible debentures were settled by paying $57,754 (June 30, 2013 - $120,865), and $32,432 (six months ended December 31, 2012 - $26,189) was recognized representing the net gain on settlement of convertible debentures.

During the six months ended December 31, 2013, a fair value loss on the derivative liability of $10,572 (2012 - $64,458) was recognized.

During the six months ended December 31, 2013, the Company incurred $25,166 (year ended June 30, 2013 - $30,166) in transactions costs in connection with the issuance of convertible debentures, which has been recorded as a reduction of the carrying value of convertible debenture.

As at December 31, 2013, 2,231,912 (June 30, 2013 - 1,275,271) shares of common stock of the Company would be required to settle the remaining tranches of convertible debt.

As at December 31, 2013, the face value of convertible debentures is $394,925 (June 30, 2013 - $338,946), which includes accrued interest of $29,204 (June 30, 2013 - $16,780).

The fair value of the derivative financial liability is calculated using the Black-Scholes valuation method at the consolidated balance sheet date.

The following weighted average assumptions were used in determining the fair values of the outstanding derivative financial liabilities at inception:

	December 31, 2013	June 30, 2013

Expected life (years)	0.91	0.76
Interest rate	1.12%	0.71%
Volatility	77.57%	62.80%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2013
(Unaudited)
(US Dollars)

11.	CONVERTIBLE DEBENTURES (Continued)

The following weighted average assumptions were used in determining the fair values of the derivative financial liabilities on settlement:

	December 31, 2013	June 30, 2013

Expected life (years)	0.39	0.20
Interest rate	0.96%	0.66%
Volatility	72.14%	72.76%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

The following weighted average assumptions were used in determining the fair values of the derivative financial liabilities:

	December 31, 2013	June 30, 2013

Expected life (years)	0.61	0.62
Interest rate	0.96%	0.94%
Volatility	68.79%	70.20%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

The carrying value of convertible debentures are as follows:

	December 31, 2013	June 30, 2013

Fair value of convertible debenture, beginning of period	$174,827	$93,356
Fair value at inception of new tranches	21,595	166,922
Interest accrued	219,799	112,330
Loss on early repayment	15,758	44,489
Repayment on November 28, 2012 (cash)	(57,754)	(120,865)
Settlement (issuance of common shares)	(237,195)	(121,405)

Carrying amount of convertible debenture, end of period	$137,030	$174,827

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2013
(Unaudited)
(US Dollars)

11.	CONVERTIBLE DEBENTURES (Continued)

The fair value of derivative financial liabilities are as follows:

	December 31, 2013	June 30, 2013

Fair value of derivative liability, beginning of period	$414,102	$84,718
Fair value at inception of new tranches	263,405	210,576
Loss on fair value of derivative liability	10,572	320,537
Gain on early repayment	(48,190)	(70,678)
Settlement (issuance of common shares)	(339,772)	(131,051)

Fair value of derivative liabilities, end of period	$300,117	$414,102

12.	PROMISSORY NOTES PAYABLE

During the six months ended December 31, 2013, the Company entered into the following promissory note payable agreements:

(a)
Two promissory notes totaling $60,000, which bear interest at 12% annually. Any unpaid principal and unpaid accrued interest is due January 19, 2014 and January 24, 2014, the maturity dates. In addition, the Company must issue 25,000 shares of common stock at each maturity date to settle the promissory notes.

The obligations to issue a total of 50,000 shares of common stock were measured at their fair values of $0.28 and $0.33 per share at each promissory note’s agreement date. A total of $15,250 was recorded as an obligation to issue shares within equity and as interest expense in the consolidated statements of operations. As at February 14, 2014, no payments have been made and no shares have been issued.

(b)
On October 1, 2013, the Company entered into a promissory note agreement with a consultant for $215,000, which bears interest at 6% annually. Any interest accrued on the outstanding balance is due in six months, with the first interest payment due April 1, 2014. Any unpaid principal and unpaid accrued interest is due October 1, 2015, the maturity date.  Any payments made during the year shall be first applied to unpaid accrued interest, then to the reduction of principal. As at February 14, 2014, no payments have been made.

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

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2013
(Unaudited)
(US Dollars)

13.	DEFERRED LIABILITY (Continued)

The agreement called for license fees as follows:

•	$250,000 (received) to be paid to the Company within 15 business days; and
•	A second payment is due to the Company no later than one year after signing the agreement.

The first payment of $250,000 has been recorded as a deferred liability, which will be recognized as other income in the consolidated statements of operations over the life of the ten year contract. During the six months ended December 31, 2013, $12,500 (December 31, 2012 - $nil) has been recognized as other income.

14.	EXTINGUISHMENT OF DEBT

During the year ended June 30, 2013 and the six months ended December 31, 2013, the following debts were extinguished:

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

During the year ended June 30, 2013, $300,000 was reclassified as a liability with the $70,588 par value removed from equity and $229,412 value in excess of par charged to accumulated deficit. As at December 31, 2013, no payments have been made and no preferred stock has been redeemed.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Six Months Ended December 31, 2013
(Unaudited)
(US Dollars)

14.	EXTINGUISHMENT OF DEBT (Continued)

(b)
On June 13, 2013, the Company signed a separation agreement with a consultant resulting in a termination of consulting services effective December 31, 2012. As a result of the termination, the Company was required to issue the following:

(i)
541,666 shares of common stock pursuant to a restricted stock award agreement for options vesting prior to the agreement date. These shares were issued during the six months ended December 31, 2013 and were measured at a fair value of $0.44 per share.

(ii)
628,571 shares common stock in consideration for unpaid fees of $243,000. The modified consulting fees were recorded at the fair value of shares to be issued of $352,000 as at June 30, 2013 which were included in accounts payable and accruals. The increase in value of modified debt of $109,000 was recognized as a loss on extinguishment of liabilities in the consolidated statements of operations for the year ended June 30, 2013. During the six months ended December 31, 2013, 628,571 shares were issued to settle the above mentioned consulting fees which were re-measured at a fair value of $0.44 per share on the share issuance date. A total of $276,571 was recorded as equity with the decrease in value of extinguished debt of $75,429 recorded as a recovery of loss on extinguishment of debt in the consolidated statements of operations.

(c)
On December 30, 2013 the Company amended the terms of a promissory note to add a conversion option to settle the remaining balance of $51,040 through issuance of shares at a conversion price of $0.165. On December 30, 2013, 309,332 shares of common stock were issued to settle the above mentioned promissory note which were measured at a fair value of $0.28 per share on the share issuance date. A total of $86,613 was recorded as equity with the loss on extinguishment of $35,573 recorded in the consolidated statement of operations.

(d)
On October 16, 2013 the Company settled $55,052 in legal fees through issuance of shares of common stock. 125,000 shares of common stock were issued to settle the above mentioned payable balance which was measured at a fair value of $0.38 per share on the share issuance date. A total of $47,500 was recorded as equity with the gain on extinguishment of $7,552 recorded in the consolidated statement of operations.

(e)
On October 25, 2013 the Company settled $11,726 in consulting fees through issuance of shares of common stock. 29,315 shares of common stock were issued to settle the above mentioned payable balance which was measured at a fair value of $0.37 per share on the share issuance date. A total of $10,847 was recorded as equity with the gain on extinguishment of $879 recorded in the consolidated statement of operations.

15.	SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 Subsequent Events, the Company has evaluated subsequent events through the time between the end of the reporting period and the time this Quarterly Report on Form 10-Q for the six months ended December 31, 2013 was filed. There were no significant events during that period to disclose in these consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by Integral Technologies, Inc. (“Integral” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Statements contained herein that are not historical facts are forward-looking statements.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements.  Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, our ability to compete in a highly competitive market, our access to sources of capital, and other risks and uncertainties described in our annual report on Form 10-K for the fiscal year ended June 30, 2013 as filed with the Securities and Exchange Commission on September 30, 2013, and available at www.sec.gov.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Integral has a registered US trademark for ELECTRIPLAST®, a registered US trademark for INTEGRAL (with design)®, and a pending US trademark application for WHERE LIGHTWEIGHTING STARTSTM.  In addition, Integral has a registered mark for ELECTRIPLAST® in China, Japan, Korea, Europe and Taiwan.  In addition, Integral has a registered mark for WHERE LIGHTWEIGHTING STARTS® in Japan.  In addition, Integral has pending trademark applications in China, Europe, and Korea for WHERE LIGHTWEIGHTING STARTSTM.  These applications and registration establish rights for the use of these marks in commerce
Financial Condition

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From the Company’s incorporation on February 12, 1996 through December 31, 2013, we have accrued an accumulated deficit of $46,267,316.

At December 31, 2013, our current assets totaled $41,878, which consisted of cash equal to $41,878.  All of our property and equipment has been fully depreciated.

As of December 31, 2013, current liabilities of $2,412,839 consisting of accounts payable and accruals of $1,650,692, promissory notes payable of $60,000, a deferred obligation of $25,000, convertible debentures of $137,030, derivative financial liabilities of $300,117 and redeemable preferred stock of $240,000.  Non-current liabilities consist of promissory note payable of $215,000, deferred liability of $212,500 and redeemable preferred stock of $60,000. Included in accounts payable and accruals is legal fees payable (including associated filing fees) related to patent filings accounted for approximately $155,522 of the total.

At December 31, 2013, our total stockholder’s deficit was $2,858,461.

Results of Operations of the Three Months Ended December 31, 2013 compared to the Three Months Ended December 31, 2012

Our net loss for the three months ended December 31, 2013, was $905,421 compared to a net loss of $547,220 for the corresponding period of the prior fiscal year, a difference of $358,201.  This increase in our net loss is primarily attributable to the increase in the following expenses: Consulting expense increased by $156,173, bank charges and interest increased by $140,179 and loss on extinguishment of debt increased by $256,039. These increases were offset by a decrease in travel and entertainment of $28,724 and a decrease in fair value loss on derivative financial liabilities of $151,388.

Consulting fees of $558,693, including non-cash, stock based compensation charges for options, warrants and modified options previously granted of $26,693 and shares issued for services of $265,000. This is compared to consulting fees of $402,520 provided in the corresponding period of the prior fiscal year that included non-cash, stock based compensation charges for options granted of $349,125 and shares issued for services of $283,876. As described in the notes to the financial statements, the fair value of options granted were valued using the Black-Scholes option pricing model.

General and administrative expense of $59,151 includes new directors and officer’s insurance premiums of $30,226 for the three month period ended December 31, 2013, compared to $30,348 provided in the corresponding period of the prior fiscal year.

Legal and accounting expense of $103,992 includes legal fees incurred of $71,992 for the three month period ended December 31, 2013, compared to $89,576 provided in the corresponding period of the prior fiscal year.

Interest expense of $174,688 includes amortization of convertible debt of $161,513 for the three month period ended December 31, 2013, compared to amortization of convertible debt of $30,750 provided in the corresponding period of the prior fiscal year.

Fair value loss (recovery) on derivative financial liabilities of ($93,270) consists of the total change in fair value of derivative instruments related to the convertible debts since inception for the three month period ended December 31, 2013, compared to $58,118 provided in the corresponding period of the prior fiscal year.  As described in the notes to the financial statements, this value was determined using the Black-Scholes option pricing model.

Research and development costs incurred during the three months ended December 31, 2013 were $16,432, an increase of $10,841 over the corresponding period of the prior fiscal year attributable to refining the manufacturing process by Jasper of our ElectriPlast® material and for independent testing of several of our ElectriPlast® applications and the receipt of funds from the sale of prototypes.

Our net loss for the three months ended December 31, 2013, was offset minimally by “other income” of $6,309 compared to “other income” in the corresponding period of the prior fiscal year of $48.  The category of “other income” consists of interest income and amortization of license fees.

Results of Operations for the Six Months Ended December 31, 2013 compared to the Six Months Ended December 31, 2012

Our net loss for the six months ended December 31 2013, was $2,179,655 compared to a net loss of $1,832,993 for the corresponding period of the prior fiscal year. This increase in our net loss is primarily attributable to the increase in the following expenses: Consulting expense increased by $223,455 and bank charges and interest increased by $176,388. These increases were offset by a decrease in legal and accounting of $25,996, a decrease in salaries and benefits of $55,000, a decrease in research and development of $40,067, a decrease in fair value loss on derivative financial liabilities of $53,886 and a decrease in gain on extinguishment of debt of $180,610.

Total expenses for the six months ended December 31, 2013 were $2,192,377 compared to total expenses of $1,833,106 for the corresponding period of the prior fiscal year. The increase of $359,271 is described in the above paragraph.

Total income for the six months ended December 31, 2013, was comprised of “other income” of $12,722 compared to “other income” of $113 for the corresponding period of the prior fiscal year.  The category of “other income” consists of interest income and amortization of license fees.

Consulting expense during the six months ended December 31, 2013 was $1,450,356 which includes non-cash issuances of shares in consideration for consulting services in the amount of $778,333 and $115,008 for non-cash stock based compensation charges.  In the corresponding period of the prior fiscal year, consulting expenses were $1,226,901 which includes non-cash issuances of shares in consideration for consulting services in the amount of $349,125 and $283,876 for non-cash stock based compensation charges.

Salaries and benefits expenses during the six months ended December 31, 2013, were $110,000 which included non-cash, stock based compensation charges of $0. In the corresponding period of the prior fiscal year, salaries and benefits expenses were $165,000 which included non-cash, stock based compensation charges of $0.

Research and development costs of $43,628 during the six months ended December 31, 2013, are attributable to refining the manufacturing process of our ElectriPlast™ material. In the corresponding period of the prior fiscal year, the amount expensed under this category was $83,695.

For the six months ended December 31, 2013, our cash used in operating activities was $776,627 compared to $800,730 used in the corresponding period of the prior fiscal year for an increase of $24,103.

For the six months ended December 31, 2013, our cash provided by financing activities was $286,197 compared to $912,779 provided in the corresponding period of the prior fiscal year. The difference of $626,582 was mainly due to decreased issuances of common stock during the six months ended December 31, 2013.

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

Liquidity and Capital Resources
Since inception we have funded our operations through capital fundraising, issuance of convertible debt, and loans from management. As of December 31, 2013, we had $41,878, in cash on hand.

Net cash used in financing activities for the six months ended December 31, 2013 consisted of proceeds from promissory notes of $60,000, repayment of promissory note of $30,000, subscription payments received of $28, 951, proceeds from convertible debentures of $285,000 and repayment of convertible debenture of $57,754.

Based on our current cash and cash equivalents levels and expected cash flow from operations, we believe our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures. We intend to license our proprietary technology and services or obtain equity and/or debt financing to support our current and proposed operations and capital expenditures. We cannot assure that continued funding will be available. There can be no assurance, however, that any such opportunities may arise, or that any such acquisitions may be consummated. Additional financing may not be available on satisfactory terms when required. In addition, the trading price of our common stock and a downturn in the equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. We currently have no firm commitments for any additional capital. There is no guarantee that we will be successful in raising the funds required. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2013.

Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended December 31, 2013included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended December 31, 2013 are fairly stated, in all material respects, in accordance with US GAAP.

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 14, 2014

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