Form 10-Q
period 2014-03-31
INTEGRAL TECHNOLOGIES INC
filed 2014-05-15
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2014.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of March 31, 2014, there were 84,290,922 outstanding shares of the Registrant's Common Stock, $0.001 par value.

INTEGRAL TECHNOLOGIES, INC.
March 31, 2014 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(US Dollars)

	March 31, 2014	June 30, 2013
	(Unaudited)
Assets

Current
Cash	$755,971	$532,308
Prepaid expenses	46,106	20,232
Account receivable (note 14)	0	250,000

Total Assets	$802,077	$802,540

Liabilities

Current
Accounts payable and accruals (note 15)	$943,930	$2,270,727
Loan payable (note 16)	52,323	0
Promissory notes payable (note 13)	65,000	0
Deferred liability (note 14)	25,000	25,000
Convertible debentures (note 12)	217,846	174,827
Derivative financial liabilities (note 12)	271,957	414,102
Redeemable preferred stock (notes 5 and 15)	170,000	180,000

Total Current Liabilities	1,746,056	3,064,656
Promissory Notes Payable (note 13)	450,000	0
Deferred Liability (note 14)	206,250	225,000
Redeemable Preferred Stock (notes 5 and 15)	0	120,000

Total Liabilities	2,402,306	3,409,656

Stockholders’ Deficit (note 5)

Preferred Stock and Paid-in Capital in Excess of $0.001 Par Value
20,000,000 shares authorized 308,538 issued and outstanding (notes 5 and 15)	237,950	237,950
Common Stock and Paid-in Capital in Excess of $0.001 Par Value
150,000,000 shares authorized 84,290,922 (June 30, 2013 – 76,748,839) issued and outstanding	43,663,055	41,204,935
Promissory Notes Receivable (note 5)	0	(29,737)
Share Subscriptions and Obligations to Issue Shares (notes 5, 13, and 15)	1,982,034	13,400
Accumulated Other Comprehensive Income	46,267	46,267
Deficit Accumulated During the Development Stage	(47,529,535)	(44,079,931)

Total Stockholders’ Deficit	(1,600,229)	(2,607,116)

Total Liabilities and Stockholders’ Deficit	$802,077	$802,540

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
(US Dollars)

	Three Months Ended March 31,		Nine Months Ended March 31,		Period from February 12, 1996 (Inception) to March 31,
	2014	2013	2014	2013	2014

Revenue	$0	$0	$0	$0	$249,308
Cost of Sales	0	0	0	0	216,016
	0	0	0	0	33,292
Other Income	6,306	74	19,028	187	888,680

	6,306	74	19,028	187	921,972

Expenses
Consulting	175,078	332,098	1,625,434	1,558,999	15,254,099
Legal and accounting	22,771	33,707	232,161	269,093	12,144,310
Salaries and benefits	218,727	55,000	328,727	220,000	5,745,024
Research and development (note 10)	9,616	(20,298)	53,244	63,397	2,348,779
General and administrative	64,032	56,059	163,465	169,019	1,971,271
Travel and entertainment	47,473	33,055	102,192	111,455	1,904,194
Bank charges and interest, net	154,853	22,985	391,629	83,373	803,705
Rent	7,639	13,215	46,041	51,021	768,039
Termination agreement settlement (note 15)	675,000	0	675,000	0	675,000
Telephone	2,748	5,860	10,116	21,558	570,501
Advertising	21,885	2,875	34,337	10,375	403,898
Fair value loss (recovery) on derivative financial liabilities (note 12)	15,205	(9,713)	25,777	54,745	435,640
Net gain on settlement of convertible debenture (note 12)	0	0	(32,432)	(26,189)	(58,621)
Gain on extinguishment of debt, net (note 15)	(150,367)	(355,022)	(198,654)	(355,022)	(444,676)
Write-down of license and operating assets	0	0		0	1,855,619
Write-off of investments	0	0	0	0	1,250,000
Non-competition agreement	0	0	0	0	711,000
Interest on beneficial conversion feature	0	0	0	0	566,455
Bad debts (note 5)	0	0	0	0	46,604
Financing fees	0	0	0	0	129,043
Settlement of lawsuit	0	0	0	0	45,250
Amortization	0	0	0	0	324,386

	1,264,660	169,821	3,457,037	2,231,824	47,449,520

Net Loss for Period	$(1,258,354)	$(169,747)	$(3,438,009)	$(2,231,637)	$(46,527,548)

Basic and Diluted Loss Per Share (note 9)	$(0.02)	$(0.01)	$(0.04)	$(0.03)

Weighted Average Number of Common Shares Outstanding	81,015,996	68,396,760	78,118,446	66,596,785

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
(US Dollars)

	Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable	Share Subscriptions and Obligations to Issue Shares	Accumulated Other Comprehensive Income	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)

Balance, June 30, 2012	62,368,653	$37,655,315	308,538	$308,538	$(29,737)	$191,600	$46,267	$(40,314,166)	$(2,142,183)

Shares issued for
Services	2,247,500	974,125	0	0	0	0	0	0	974,125
Cash	11,202,304	2,191,360	0	0	0	(191,600)	0	0	1,999,760
Settlement of convertible debentures	930,382	252,456	0	0	0	0	0	0	252,456
Dividends on preferred stock	0	0	0	0	0	0	0	(15,460)	(15,460)
Redeemable preferred stock (note 15)	0	0	0	(70,588)	0	0	0	(229,412)	(300,000)
Gain on extinguishment of debt (note 15)	0	0	0	0	0	0	0	228,897	228,897
Subscriptions received	0	0	0	0	0	13,400	0	0	13,400
Stock-based compensation	0	131,679	0	0	0	0	0	0	131,679
Net loss for year	0	0	0	0	0	0	0	(3,749,790)	(3,749,790)

Balance, June 30, 2013	76,748,839	41,204,935	308,538	237,950	(29,737)	13,400	46,267	(44,079,931)	(2,607,116)

Shares issued for
Services (note 5(b))	1,941,666	778,333	0	0	0	0	0	0	778,333
Cash
Private placements (note 5(b))	188,757	42,351	0	0	0	(13,400)	0	0	28,951
Warrants (note 5(e))	1,743,030	296,322	0	0	0	0	0	0	296,322
Settlement of convertible debentures (note 12)	2,081,046	743,954	0	0	0	0	0	0	743,954
Settlement of debt (note 15)	1,587,584	564,031	0	0	0	0	0	0	564,031
Dividends on preferred stock	0	0	0	0	0	0	0	(11,595)	(11,595)
Subscriptions received (note 5(g))	0	0	0	0	0	1,147,024	0	0	1,147,024
Stock-based compensation (note 5(c))	0	100,076	0	0	0	0	0	0	100,076
Share issue costs (note 5)	0	(37,210)	0	0	0	0	0	0	(37,210)
Promissory note written off (note 5)	0	(29,737)	0	0	29,737	0	0	0	0
Obligation to issue shares (notes 5, 13 and 15)	0	0	0	0	0	835,010	0	0	835,010
Net loss for period	0	0	0	0	0	0	0	(3,438,009)	(3,438,009)

Balance, March 31, 2014 (Unaudited)	84,290,922	$43,663,055	308,538	$237,950	$0	$1,982,034	$46,267	$(47,529,535)	$(1,600,229)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
(US Dollars)

	Nine Months Ended March 31,		Period from February 12, 1996 (Inception) to March 31,
	2014	2013	2014
Operating Activities
Net loss	$(3,438,009)	$(2,231,637)	$(46,527,548)
Items not involving cash
Write-down of investment	0	0	1,250,000
Proprietary, non-competition agreement	0	0	711,000
Amortization	0	0	349,941
Other income	(18,750)	0	(677,055)
Consulting services	778,333	349,125	3,887,998
Stock-based compensation	100,076	307,968	8,141,037
Interest on derivative financial liability	364,237	71,529	531,739
Obligation to issue shares (notes 13 and 15)	705,010	0	705,010
Fair value loss on derivative financial liabilities	25,777	54,745	435,640
Net gain on settlement of convertible debentures	(32,432)	(26,189)	(58,621)
Gain on extinguishment of debt, net (note 15)	(198,654)	(355,022)	(444,676)
Interest on beneficial conversion feature	0	0	566,456
Settlement of lawsuit	0	0	60,250
Write-down of license and operating assets	0	0	1,853,542
Bad debts (note 5)	0	0	77,712
Changes in non-cash working capital (note 8)	217,683	399,465	3,040,579
Net Cash Used in Operating Activities	(1,496,729)	(1,430,016)	(26,096,996)
Investing Activities
Purchase of property, equipment and intangible assets	0	0	(200,935)
Assets acquired and liabilities assumed on purchase of subsidiary	0	0	(129,474)
Investment purchase	0	0	(2,000,000)
License agreement	0	0	(124,835)
Net Cash Used in Investing Activities	0	0	(2,455,244)
Financing Activities
Redemption of preferred stock	0	0	(50,000)
Repayment of loan	(9,151)	0	(20,151)
Repayment of promissory notes	(90,000)	(123,696)	(213,696)
Proceeds from promissory notes	60,000	0	60,000
Repayments to stockholders	0	0	(91,283)
Loan payable	0	31,708	0
Proceeds from issuance of common stock	325,273	1,599,670	25,847,961
Advances from stockholders	0	0	1,078,284
Share issue costs	0	(199,910)	(629,991)
Subscriptions received	1,147,024	0	1,866,439
Proceeds from convertible debentures	345,000	240,000	1,593,000
Repayment of convertible debentures	(57,754)	(120,865)	(178,619)
Net Cash Provided by Financing Activities	1,720,392	1,426,907	29,261,944
Effect of Foreign Currency Translation on Cash	0	0	46,267
Inflow (Outflow) of Cash	223,663	(3,109)	755,971
Cash, Beginning of Period	532,308	172,173	0
Cash, End of Period	$755,971	$169,064	$755,971
Supplemental Disclosure of Cash Flow Information (note 8)

See notes to consolidated financial statements.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2014
(Unaudited)
(US Dollars)

1.	NATURE OF OPERATIONS

Integral Technologies, Inc. (the “Company” or “Integral”) was incorporated under the laws of the state of Nevada on February 12, 1996 and has its head office in Bellingham, Washington, USA. The Company is in the development stage and is in the business of researching, developing and commercializing new electrically-conductive resin-based materials called ElectriPlast.

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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at March 31, 2014 and June 30, 2013, the consolidated results of operations for the three and nine months ended March 31, 2014 and 2013 and the consolidated cash flows for the nine months ended March 31, 2014 and 2013. The results of operations and cash flows for the three and nine months ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

These unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $3,438,009 for the nine months ended March 31, 2014 (nine months ended March 31, 2013 - $2,231,637), and an accumulated deficit of $47,529,535 (year ended June 30, 2013 - $44,079,931) and a working capital deficiency of $943,979 as at March 31, 2014 (June 30, 2013 - $2,262,116). The Company has not yet commenced revenue-producing operations and has significant expenditure requirements to continue to advance research, developing and commercializing new antenna technologies. The Company estimates that, without further funding, it will deplete its cash resources within three months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2014
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
increasing $0.50 per year thereafter.

On November 8, 2012, a director of the Company resigned from his position as director and CEO of the Company. The Company agreed to redeem 70,588 shares of preferred stock held by the director at $4.25 per share for a total of $300,000 (note 15(a)). As a result, this amount was reclassified and recorded as a liability. On January 15, 2014 the Company entered an amended agreement to settle a portion of the redemption value by issuing 481,482 shares of common stock measured at a fair value of $0.27 per share measured on the date of the amendment. A total of $130,000 was reclassified from redeemable preferred stock recorded as liability to obligations to issue shares. As at March 31, 2014, no shares have been issued and no preferred stock has been redeemed.

(b)	Common stock

During the nine months ended March 31, 2014, the Company completed two private placements:

(i)	The first private placement amounting to $13,400 for the issuance of 44,000 units consisting of common stock and warrants. 20,000 units were issued at $0.25 per unit and 24,000 units were issued at $0.35 per unit. Warrants were issued at $0.001 per warrant to purchase 88,000 shares of common stock on or before July 31, 2015 at an exercise price of $0.50 per share; and

(ii)	The second private placement amounting to $28,951 for the issuance of 144,757 units consisting of common stock at $0.20 per share and warrants at $0.001 per warrant to purchase 144,757 shares of common stock on or before September 13, 2015 at an exercise price of $0.60 per share.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2014
(Unaudited)
(US Dollars)

5.	STOCKHOLDERS’ DEFICIT (Continued)

(b)	Common stock (Continued)

The Company determined that the warrants did not contain any provisions that would preclude equity treatment.

During the nine months ended March 31, 2014, the Company issued shares of common stock pursuant to consulting agreements as follows:

(i)	550,000 shares measured at a fair value of $0.50 per share
(ii)	250,000 shares measured at a fair value of $0.36 per share
(iii)	100,000 shares measured at a fair value of $0.30 per share
(iv)	500,000 shares measured at a fair value of $0.29 per share

During the nine months ended March 31, 2014, the Company issued 541,666 shares of common stock for options vesting prior to the termination agreement (note 15(b)). The shares issued were measured at a fair value of $0.44 per share and recorded as shares issued for services in share capital.

(c)	Stock-based compensation

During the nine months ended March 31, 2014, the Company recorded stock-based compensation expense with respect to vested stock options and warrants and modified stock options of $100,076 (nine months ended March 31, 2013 - $307,968) included in consulting fees.

Stock-based compensation not yet recognized at March 31, 2014 relating to non-vested stock options and warrants was $nil and $nil (June 30, 2013 - $71,227 and $12,662), which will be recognized over a weighted average period of nil years (2013 - 0.59 and 0.27 years), respectively.

(d)	Stock options

The following summarizes information about the Company’s options outstanding:

	Number of Options	Price Per Option	Weighted Average Exercise Price

Outstanding, June 30, 2013	5,900,000	$0.25 to $ 1.00	$0.43
Granted	200,000	$0.50	$0.50
Cancelled	(500,000)	$0.50	$0.50
Forfeited	(100,000)	$0.50	$0.50
Outstanding, March 31, 2014	5,500,000	$0.25 to $ 1.00	$0.42
Exercisable, March 31, 2014	5,425,000	$0.25 to $ 1.00	$0.41

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2014
(Unaudited)
(US Dollars)

5.	STOCKHOLDERS’ DEFICIT (Continued)

(d)	Stock options (Continued)

The following summarizes the options outstanding and exercisable:

		Number of Options
Expiry Date	Exercise Price	March 31, 2013	June 30, 2013

March 9, 2014	$0.25	125,000	125,000
June 1, 2014	$0.85	100,000	100,000
July 31, 2014	$1.00	415,000	415,000
October 15, 2014	$0.50	100,000	100,000
November 15, 2014(1)	$1.00	100,000	100,000
December 1, 2014	$0.50	75,000	75,000
December 1, 2014	$0.85	100,000	100,000
December 31, 2014(2)	$1.00	110,000	110,000
December 31, 2014(3)	$0.25	1,500,000	1,500,000
April 15, 2015	$0.50	100,000	100,000
June 1, 2015	$0.50	75,000	75,000
June 1, 2015	$0.85	100,000	100,000
October 15, 2015	$0.50	0	100,000
December 1, 2015	$0.50	75,000	75,000
December 1, 2015	$0.85	100,000	100,000
April 15, 2016	$0.50	0	100,000
June 1, 2016	$0.50	75,000	75,000
June 1, 2016	$0.85	100,000	100,000
June 30, 2016	$0.25	2,000,000	2,000,000
October 15, 2016	$0.50	0	100,000
December 1, 2016	$0.50	75,000	75,000
December 1, 2016	$0.85	100,000	100,000
April 15, 2017	$0.50	0	100,000
June 1, 2017	$0.50	75,000	75,000

Total outstanding		5,500,000	5,900,000
Total exercisable		5,425,000	5,450,000

(1)	During the nine month period ended March 31, 2014, the expiry date of 100,000 options was extended from November 15, 2013 to November 15, 2014.
(2)	During the nine month period ended March 31, 2014, the expiry date of 110,000 options was extended from March 31, 2014 to December 31, 2014.
(3)	During the nine month period ended March 31, 2014, the expiry date of 500,000 options was extended from March 31, 2014 to December 31, 2014.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2014
(Unaudited)
(US Dollars)

5.	STOCKHOLDERS’ DEFICIT (Continued)

(d)	Stock options (Continued)

The weighted average remaining contractual lives for options outstanding and exercisable at March 31, 2014 are 1.37 years (June 30, 2013 - 1.75 and 1.18 years), respectively.

The aggregate intrinsic value of options outstanding and exercisable as at March 31, 2014 was $145,000 (2013 - $326,250). The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value is the difference between the market value of the shares and the exercise price of the award.

(e)	Stock purchase warrants

Pursuant to a consulting agreement dated July 17, 2012, the Company issued 300,000 share purchase warrants to a consultant for a period of two years. The warrants vested 50% on July 17, 2012, 25% on January 17, 2013 and 25% July 17, 2013. During the nine months ended March 31, 2014, 75,000 warrants vested. No warrants remain unvested.

The following summarizes information about the Company’s stock purchase warrants outstanding:

	Number of Warrants	Price Per Share	Weighted Average Exercise Price

Balance, June 30, 2012	15,035,660		$0.67
Issued	19,930,899	$0.31 to $ 0.70	$0.59

Balance, June 30, 2013	34,966,559		$0.58
Issued	232,757	$0.50 to $ 0.60	$0.56
Expired	(5,163,571)	$0.70 to $ 1.00	$0.72
Exercised(1)	(1,743,030)	$0.17	$0.17

Balance, March 31, 2014	28,292,715	$0.31 to $ 0.70	$0.45

(1)	During the nine month period ended March 31, 2014, 1,076,363 investor warrants exercisable at $0.50 and 666,667 investor warrants exercisable at $0.60 were re-priced to $0.17 and were exercised.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2014
(Unaudited)
(US Dollars)

5.	STOCKHOLDERS’ DEFICIT (Continued)

(e)            Stock purchase warrants (Continued)

		Number of Warrants
Expiry Date	Exercise Price	March 31, 2014	June 30, 2013

December 31, 2013(1)	$0.50	0	3,710,000
December 31, 2013(2)	$0.70	0	3,963,152
December 31, 2013(3)	$1.00	0	1,558,929
December 29, 2013	$0.70	0	311,428
January 3, 2014	$0.70	0	856,692
January 31, 2014	$0.70	0	2,360,459
February 14, 2014	$0.70	0	300,000
February 28, 2014	$0.70	0	21,421
March 31, 2014	$0.57	0	1,675,000
May 31, 2014(1), (3)	$0.50	1,165,814	0
July 17, 2014	$0.31	300,000	300,000
August 31, 2014	$0.60	2,129,999	2,796,666
August 31, 2014(2)	$0.70	999,708	799,708
September 30, 2014	$0.50	926,604	926,604
January 31, 2015	$0.50	4,150,000	4,150,000
February 28, 2015(2), (3)	$0.50	5,145,570	4,936,500
May 25, 2015(1), (2)	$0.50	12,942,263	6,000,000
July 31, 2015	$0.50	88,000	0
September 13, 2015	$0.60	144,757	0
November 29, 2016	$0.70	300,000	300,000

Total outstanding		28,292,715	34,966,559

Total exercisable		28,292,715	34,891,559

(1)	During the nine month period ended March 31, 2014, the expiry date of 670,000 warrants was extended from December 31, 2013 to May 25, 2015 and 1,028,000 warrants was extended to May 31, 2014.
(2)	During the nine month period ended March 31, 2014, the expiry date of 200,000 warrants was extended from December 31, 2013 to August 31, 2014, 71,429 warrants extended to May 25, 2015 and re-priced to $0.50 and 209,070 warrants was extended to February 28, 2015 and re-priced to $0.50.
(3)	During the nine month period ended March 31, 2014, the expiry date of 1,013,620 warrants was extended from December 31, 2013 to May 31, 2014 and re-priced to $0.50 and 15,355 warrants extended to February 28, 2015 and re-priced to $0.50.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2014
(Unaudited)
(US Dollars)

5.	STOCKHOLDERS’ DEFICIT (Continued)

(f)	The following promissory notes receivable were written off:

(i)	$17,500 due on exercise of 210,000 stock options, interest at 10% per annum, due November 1, 2002, subsequently extended to June 30, 2003; and

(ii)	$12,237 due on exercise of 23,000 stock options, interest at 10% per annum, due June 30, 2003.

During the nine month period ending March 31, 2014, the promissory notes were reversed through equity.

(g)	Subscriptions received

During the nine month period ending March 31, 2014, $1,147,024 was received for subscriptions of 6,744,251 units consisting of common stock at $0.17 per share and warrants at $0.001 per warrant to purchase 6,744,251 shares of common stock on or before eighteen months after the closing date at an exercise price of $0.30 per share. Share issue costs of $37,210 have been accrued for.

(h)	Share obligation

Pursuant to a consulting agreement dated August 19, 2013 with a director, the Company is obligated to pay $5,000 to $10,000 per month based on the number of hours worked and to issue 6,000 shares of common stock per month beginning September 1, 2013.

As at March 31, 2014 no shares have been issued. As such, a total of 42,000 shares of common stock are issuable. The obligation to issue shares of common stock was measured at a weighted average fair value of $0.35 per share on the date each series of shares became issuable. A total of $14,760 was recorded as an obligation to issue shares within equity and as consulting expense in the consolidated statements of operations.

6.	RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

(a)	Fair value

The carrying value of accounts payable and accruals and cash approximate their fair values due to the short-term maturity of these financial instruments.

The convertible debentures were recognized initially at fair value, and thereafter, have been accounted for at amortized cost. The derivative financial liabilities are carried at fair value, and any gains or losses thereon are recognized in the consolidated statements of operations.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2014
(Unaudited)
(US Dollars)

6.	RISK MANAGEMENT AND FINANCIAL INSTRUMENTS (Continued)

(b)	Credit risk

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

Concentration of credit risk exists with respect to the Company’s cash, as certain amounts are held at US and Canadian financial institutions. The maximum exposure is as follows:

	March 31, 2014	June 30, 2013

Cash (US institution) – non-FDIC insured	$751,012	$532,004
Cash (CDN institution)	4,959	304

	$755,971	$532,308

(c)	Interest rate risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities. The Company is exposed to interest rate price risk to the extent that market interest rates differ from the fixed rate of interest of its convertible debentures (note 12). As at March 31, 2014, a 1% change would have a $2,000 (June 30, 2013 - $4,000) impact on the Company's consolidated net loss.

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

At March 31, 2014 the Company’s cash totaled $755,971 (June 30, 2013 - $532,308), accounts payable and accruals of $943,932 (June 30, 2013 - $2,270,727), loan payable of $52,323 (June 30, 2013 - $nil), promissory notes payable of $65,000 (June 30, 2013 - $nil), convertible debentures of $217,846 (June 30, 2013 - $174,827) and redeemable preferred shares of $170,000 (June 30, 2013 - $nil). The accounts payable are due within one year. The convertible debentures are payable in cash or common shares of the Company and due in the first quarter of the year ending June 30, 2015.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2014
(Unaudited)
(US Dollars)

6.	RISK MANAGEMENT AND FINANCIAL INSTRUMENTS (Continued)

(e)            Liquidity risk (Continued)

The Company requires significant additional funding to meet its administrative overhead costs and maintain its research and development program in fiscal 2014.

Financing transactions may include the issuance of equity securities, obtaining additional credit facilities, licensing proprietary technology or other financing mechanisms. However, the trading price of the Company’s common stock and the recent year’s slowdown in the United States economy has made it more difficult to obtain equity financing.

(f)	Classification of financial instruments

As at March 31, 2014, the Company’s financial instruments measured at fair value on a recurring basis by level within the fair value hierarchy are as follows:

	Level 1	Level 2	Level 3	Total

Derivative financial liabilities	$0	$0	$271,957	$271,957

The Company's derivative financial liabilities are classified within Level 3 of the fair value hierarchy and are valued using the Black-Scholes valuation method requiring inputs that are both significant to the fair value measurement and unobservable.

7.	INCOME TAXES

There are no current or deferred tax expenses for the nine months ended March 31, 2014 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2014
(Unaudited)
(US Dollars)

8.	SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine Months Ended March 31,		Period from February 12, 1996 (Inception) to March 31,
	2014	2013	2014

Changes in non-cash working capital
Prepaid expenses	$35,600	$(30,857)	$15,369
Accounts payable and accruals	(67,917)	430,322	140,787
Due from affiliated company	0	0	(46,842)
Notes and accounts receivable	250,000	0	3,049,874
Inventory	0	0	(116,000)
Deferred revenue and other	0	0	(2,609)

	$217,683	$399,465	$3,040,579

	Nine Months Ended March 31,		Period from February 12, 1996 (Inception) to March 31,
	2014	2013	2014

Shares Issued for
Redemption of preferred shares	$0	$0	$415,000
Property and equipment	$0	$0	$23,000
Proprietary agreement	$0	$0	$711,000
Settlement of debt	$564,031	$0	$792,773
Settlement of convertible debenture	$743,954	$173,471	$1,223,336
Services (provided by officers and directors)	$0	$122,500	$242,500
Settlement of lawsuit	$0	$0	$15,000
Services and financing fees	$778,333	$226,625	$3,180,980
Acquisition of subsidiary	$0	$0	$894,200
Supplemental Cash Flow Information
Interest paid	$26,485	$0	$125,909
Share issue costs in accounts payable and accruals	$37,210	$0	$37,210
Income tax paid	$0	$0	$0
Accrual of liability for mandatory redeemable preferred shares	$0	$300,000	$300,000

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2014
(Unaudited)
(US Dollars)

9.	LOSS PER SHARE

	Loss (Numerator)	Weighted Average Number of Shares (Denominator)	Basic and Diluted Loss Per Share

Three months ended March 31, 2014
Net loss for period	$(1,258,354)
Preferred stock dividends (note 5(a))	(3,865)
Loss attributable to common shareholders	$(1,262,219)	81,015,996	$(0.02)

Three months ended March 31, 2013
Net loss for period	$(169,747)
Preferred stock dividends (note 5(a))	(3,865)
Loss attributable to common shareholders	$(173,612)	68,396,760	$(0.01)

Nine months ended March 31, 2014
Net loss for period	$(3,438,009)
Preferred stock dividends (note 5(a))	(11,595)
Loss attributable to common shareholders	$(3,449,604)	78,118,446	$(0.04)

Nine months ended March 31, 2013
Net loss for period	$(2,231,637)
Preferred stock dividends (note 5(a))	(11,595)
Loss attributable to common shareholders	$(2,243,232)	66,596,785	$(0.03)

Common share equivalents consisting of convertible preferred stock, convertible debentures, stock options and warrants are not considered in the computation of diluted loss per share because their effect would be anti-dilutive.

10.	RESEARCH AND DEVELOPMENT

As the Company is considered to be in the development stage, all research and development costs are expensed as incurred.

During the nine months ended March 31, 2014, the Company sold sample products totaling $nil (nine months ended March 31, 2013 - $14,898). This amount has been credited against research and development expenses.

11.	SEGMENT INFORMATION

The Company operates primarily in one business segment, the development of electrically-conductive resin-based materials, with operations located in the US.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2014
(Unaudited)
(US Dollars)

12.	CONVERTIBLE DEBENTURES

As at March 31, 2014, the Company has convertible debenture purchase agreements with Asher Enterprises Inc. and JMJ Financial as follows:

(a)	Asher Enterprises Inc.

During the year ended June 30, 2012, the Company entered into a convertible debenture purchase agreement with Asher Enterprises Inc. The agreement has since resulted in fifteen separate tranches being issued. Each tranche is due approximately nine months after their respective issuance, of which the first twelve tranches totaling $350,500 (net of $5,500 in legal fees) were settled prior to June 30, 2013 and $172,500 (net of $10,500 in legal fees) were settled during the nine month period ended March 31, 2014. At March 31, 2014, there are three tranches outstanding as follows:

(i)	October 10, 2013 received $50,000, net of $3,000 in legal fees;
(ii)	November 20, 2013 received $60,000, net of $3,000 in legal fees; and
(iii)	January 7, 2014 received $60,000, net of $3,000 in legal fees.

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

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2014
(Unaudited)
(US Dollars)

12.	CONVERTIBLE DEBENTURES (Continued)

(a)	Asher Enterprises Inc. (Continued)

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

On signing the agreement, the first advance of $100,000 was received by the Company from the lender. At the sole discretion of the lender, an additional $150,000 may be advanced to the Company with the remaining consideration advanced to the Company only by mutual agreement. Each advance received by the Company is due one year from delivery of payment. As at March 31, 2014, the following amounts are payable (advance received plus 10%):

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

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2014
(Unaudited)
(US Dollars)

12.	CONVERTIBLE DEBENTURES (Continued)

During the nine month period end March 31, 2014, $281,611 (year ended June 30, 2013 - $139,000) of the face value of debentures were settled by issuing 2,081,046 (year ended June 30, 2013 – 930,382) shares of common stock of the Company, and $743,954 (year ended June 30, 2013 - $252,456) representing the fair value of the derivative liabilities and the amortized cost of convertible debentures settled was included as additional paid in capital.

As at March 31, 2014, $37,500 (June 30, 2013 - $78,500) of convertible debentures were settled by paying $57,754 (June 30, 2013 - $120,865), and $32,432 (nine months ended March 31, 2013 - $26,189) was recognized representing the net gain on settlement of convertible debentures.

During the nine month period ended March 31, 2014, a fair value loss on the derivative liability of $25,777 (2013 - $54,745) was recognized.

During the nine month period ended March 31, 2014, the Company incurred $28,166 (year ended June 30, 2013 - $30,166) in transactions costs in connection with the issuance of convertible debentures, which has been recorded as a reduction to the carrying value of convertible debentures.

As at March 31, 2014, 2,113,318 (June 30, 2013 - 1,275,271) shares of common stock of the Company would be required to settle the remaining tranches of convertible debt.

As at March 31, 2014, the face value of convertible debentures is $370,619 (June 30, 2013 - $338,946), which includes accrued interest of $24,953 (June 30, 2013 - $16,780).

The fair value of the derivative financial liability is calculated using the Black-Scholes valuation method at the consolidated balance sheet date.

The following weighted average assumptions were used in determining the fair values of the outstanding derivative financial liabilities at inception:

	March 31, 2014		June 30, 2013

Expected life (years)	0.87		0.76
Interest rate	1.10%		0.71%
Volatility	80.46%		62.80%
Dividend yield	N/	A	N/	A
Estimated forfeitures	N/	A	N/	A

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2014
(Unaudited)
(US Dollars)

12.	CONVERTIBLE DEBENTURES (Continued)

The following weighted average assumptions were used in determining the fair values of the derivative financial liabilities on settlement:

	March 31, 2014		June 30, 2013

Expected life (years)	0.38		0.20
Interest rate	0.95%		0.66%
Volatility	73.81%		72.76%
Dividend yield	N/	A	N/	A
Estimated forfeitures	N/	A	N/	A

The following weighted average assumptions were used in determining the fair values of the derivative financial liabilities:

	March 31, 2014		June 30, 2013

Expected life (years)	0.44		0.62
Interest rate	0.96%		0.94%
Volatility	68.08%		70.20%
Dividend yield	N/	A	N/	A
Estimated forfeitures	N/	A	N/	A

The carrying value of convertible debentures are as follows:

	March 31, 2014	June 30, 2013

Fair value of convertible debenture, beginning of period	$174,827	$93,356
Fair value at inception of new tranches	21,595	166,922
Interest accrued	364,237	112,330
Loss on early repayment	15,758	44,489
Repayment on November 28, 2012 (cash)	(57,754)	(120,865)
Settlement (issuance of common shares)	(300,817)	(121,405)

Carrying amount of convertible debenture, end of period	$217,846	$174,827

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2014
(Unaudited)
(US Dollars)

12.	CONVERTIBLE DEBENTURES (Continued)

The fair value of derivative financial liabilities are as follows:

	March 31, 2014	June 30, 2013

Fair value of derivative liabilities, beginning of period	$414,102	$84,718
Fair value at inception of new tranches	323,405	210,576
Loss on fair value of derivative liability	25,777	320,537
Gain on early repayment	(48,190)	(70,678)
Settlement (issuance of common shares)	(443,137)	(131,051)

Fair value of derivative liabilities, end of period	$271,957	$414,102

13.	PROMISSORY NOTES PAYABLE

During the nine month period ended March 31, 2014, the Company entered into the following promissory note payable agreements:

(a)	Two one-month promissory notes payable totaling $60,000, which bore interest at 12% annually. Any unpaid principal and unpaid accrued interest is due January 19, 2014 and January 24, 2014, the maturity dates. In addition, the Company must issue 25,000 shares of common stock at each maturity date to settle the promissory notes. During the nine month period ended March 31, 2014, the promissory notes payable were repaid.

The obligations to issue a total of 50,000 shares of common stock were measured at their fair values of $0.28 and $0.33 per share at each promissory note’s agreement date. A total of $15,250 was recorded as an obligation to issue shares within equity and as interest expense in the consolidated statements of operations. As at March 31, 2014, no shares have been issued.

(b)	On October 1, 2013, the Company entered into a promissory note agreement with a consultant for unpaid fees of $215,000, which bears interest at 6% annually. Any interest accrued on the outstanding balance is due in nine months, with the first interest payment due April 1, 2014. Any unpaid principal and unpaid accrued interest is due October 1, 2015, the maturity date. Any payments made during the year shall be first applied to unpaid accrued interest, then to the reduction of principal. As at March 31, 2014, no payments have been made.

(c)	On February 1, 2014, the Company entered into a promissory note agreement with a director for unpaid consulting fees of $300,000, which bears interest at 6% annually. Any interest accrued on the outstanding balance is due at the maturity date, February 1, 2016. $5,000 is payable on the first of each month beginning March 1, 2014 through to March 1, 2015. The final payment of $272,234 consisting of principal and accrued interest is due on the maturity date. As at March 31, 2014, no payments have been made.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2014
(Unaudited)
(US Dollars)

14.	DEFERRED LIABILITY

On June 21, 2013, the Company signed a ten year license agreement with Hanwha L&C, of South Korea. The agreement grants Hanwha L&C exclusive rights to sell, distribute and manufacture Integral's patented line of conductive plastics, ElectriPlast, in South Korea, as well as non-exclusive sales and distribution rights to ElectriPlast for Japan, Taiwan and the China markets.

The agreement called for license fees as follows:

•	$250,000 (received) to be paid to the Company within 15 business days; and
•	$250,000 (received subsequent to period-end) payment to be paid to the Company no later than one year after signing the agreement.

The first payment of $250,000 has been recorded as a deferred liability, which will be recognized as other income in the consolidated statements of operations over the life of the ten year contract. During the nine months ended March 31, 2014, $18,750 (nine months ended March 31, 2013 - $nil) has been recognized as other income.

15.	EXTINGUISHMENT OF DEBT

During the year ended June 30, 2013 and the nine months ended March 31, 2014, the following debts were extinguished:

(a)	On November 8, 2012, a director of the Company resigned from his position as director and CEO of the Company. An agreement was signed indicating that all amounts owing at the agreement date would be waived resulting in payables of $228,897 recognized as a gain on extinguishment of debt charged to accumulated deficit. Further, the agreement indicated that the Company would redeem 70,588 shares of preferred stock held by the director at $4.25 per share for a total of $300,000 as follows:

(i)	Monthly installments of $7,500 would be paid on the fifteenth of each month starting November 15, 2012 until June 15, 2013;
(ii)	Monthly installments of $10,000 would be paid on the fifteenth of each month starting July 15, 2013 until December 15, 2014; and
(iii)	A lump sum payment of $60,000 on January 15, 2015.

During the year ended June 30, 2013, $300,000 was reclassified as a liability with the $70,588 par value removed from equity and $229,412 value in excess of par charged to accumulated deficit. On January 15, 2014 the Company entered into an amended agreement to settle a portion of the redemption value by issuing 481,482 shares of common stock measured at a fair value of $0.27 per share measured on the date of the amendment. A total of $130,000 was reclassified from redeemable preferred stock to obligations to issue shares. As at March 31, 2014, no shares have been issued and no preferred stock has been redeemed.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2014
(Unaudited)
(US Dollars)

15.	EXTINGUISHMENT OF DEBT (Continued)

(b)	On June 13, 2013, the Company signed a separation agreement with a consultant resulting in a termination of consulting services effective March 31, 2013. As a result of the termination, the Company was required to issue the following:

(i)	541,666 shares of common stock pursuant to a restricted stock award agreement for options vesting prior to the agreement date. These shares were issued during the nine months ended March 31, 2014 and were measured at a fair value of $0.44 per share (note 5(b)); and

(ii)	628,571 shares common stock in consideration for unpaid fees of $243,000. The modified consulting fees were recorded at the fair value of shares to be issued of $352,000 as at June 30, 2013 which were included in accounts payable and accruals. The increase in value of modified debt of $109,000 was recognized as a loss on extinguishment of liabilities in the consolidated statements of operations for the year ended June 30, 2013. During the nine months ended March 31, 2014, 628,571 shares were issued to settle the above mentioned consulting fees which were re-measured at a fair value of $0.44 per share on the share issuance date. A total of $276,571 was recorded as equity with the decrease in value of extinguished debt of $75,429 recorded as a recovery of loss on extinguishment of debt in the consolidated statements of operations.

(c)	On March 20, 2014, the Company signed a separation agreement with a consultant resulting in a termination of consulting services effective January 2, 2014. As a result of the termination, the Company is required to perform the following:

(i)	203,700 shares of common stock were issued to settle $55,000 in consulting fees included in accounts payable and accruals. These shares were issued during the nine months ended March 31, 2014 and were measured at a fair value of $0.27 per share; and

(ii)	Obligation to issue 1,000,000 shares of common stock in lieu of all stock options not granted per the original consulting agreement. The obligation to issue shares of common stock was measured at its fair value of $0.30 per share on the date of the separation agreement. A total of $300,000 was recorded as an obligation to issue shares within equity and as termination agreement expense in the consolidated statements of operations. As at March 31, 2014, no shares have been issued.

(d)	On March 21, 2014, the Company signed a separation agreement with a director resulting in a termination of consulting services effective January 31, 2014. As a result of the termination, the Company is required to perform the following:

(i)	241,666 shares of common stock were issued to settle $72,500 in consulting fees included in accounts payable and accruals. These shares were issued during the nine months ended March 31, 2014 and were measured at a fair value of $0.30 per share;

(ii)	Grant 200,000 stock options at an exercise price of $0.50 per share of common stock and cancellation of 500,000 vested stock options and forfeiture of 100,000 un-vested stock options previously granted; and

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2014
(Unaudited)
(US Dollars)

15.	EXTINGUISHMENT OF DEBT (Continued)

(d)                (Continued)

(iii)	Obligation to issue 1,250,000 shares of common stock in lieu of all stock options not granted per the original consulting agreement. The obligation to issue shares of common stock was measured at its fair value of $0.30 per share on the date of the separation agreement. A total of $375,000 was recorded as an obligation to issue shares within equity and as termination agreement expense in the consolidated statements of operations. As at March 31, 2014, no shares have been issued.

(e)	On December 30, 2013 the Company amended the terms of a promissory note to add a conversion option to settle the remaining balance of $51,040 through issuance of shares at a conversion price of $0.165 per share. On December 30, 2013, 309,332 shares of common stock were issued to settle the above mentioned promissory note which was measured at a fair value of $0.28 per share on the share issuance date. A total of $86,613 was recorded as equity with the loss on extinguishment of $35,573 recorded in the consolidated statement of operations.

(f)	On October 16, 2013 the Company settled $55,052 in legal fees through issuance of shares of common stock. 125,000 shares of common stock were issued to settle the above mentioned payable balance which was measured at a fair value of $0.38 per share on the share issuance date. A total of $47,500 was recorded as equity with the gain on extinguishment of $7,552 recorded in the consolidated statement of operations.

(g)	On October 25, 2013 the Company settled $11,726 in consulting fees through issuance of shares of common stock. 29,315 shares of common stock were issued to settle the above mentioned payable balance which was measured at a fair value of $0.37 per share on the share issuance date. A total of $10,847 was recorded as equity with the gain on extinguishment of $879 recorded in the consolidated statement of operations.

(h)	On January 30, 2014 the Company settled $15,000 in consulting fees to a director through issuance of shares of common stock. 50,000 shares of common stock were issued to settle the above mentioned payable balance which was measured at a fair value of $0.30 per share on the share issuance date. A total of $15,000 was recorded as equity.

(i)	On March 31, 2014, legal fees included in accounts payable were derecognized as a result of becoming time barred due to the statute of limitations. A total of $150,367 has been recognized as a gain on extinguishment of liabilities in the consolidated statements of operations.

16.	LOAN PAYABLE

During the nine month period ending March 31, 2014, the Company entered into a financing arrangement to cover directors’ and officers’ liability insurance for the period December 31, 2013 to December 31, 2014. The amount financed was $61,474, which bears interest at 3.75% annually. Monthly payments of $5,814 are required to settle amounts owing. The balance outstanding at March 31, 2014 was $52,323.

INTEGRAL TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
Nine Months Ended March 31, 2014
(Unaudited)
(US Dollars)

17.	SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 Subsequent Events, the Company has evaluated subsequent events through the time between the end of the reporting period and the time this Quarterly Report on Form 10-Q for the nine months ended March 31, 2014 was filed. There were no significant events during that period to disclose in these unaudited consolidated financial statements.

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

Our business model calls for the Company to generate revenue from license fees from the use of our patent portfolio and proprietary “know-how”, to generate revenue through the sale of ElectriPlast® material either through a royalty revenue stream or from direct sales of ElectriPlast®, and by providing technical services through our Detroit Tech Center to companies needing our expertise in applying ElectriPlast® in their applications. The Company’s management and engineering team has expertise and know-how in the ideas related to the use of the product.

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

During the quarter, several actions were taken by the Company to better position the commercialization of ElectriPlast.  The Company continued to emphasize the expansion of ElectriPlast 's technical and engineering capabilities.  On January 24, 2014, Integral announced the opening of its ElectriPlast Tech Center in Detroit, which provides facility upgrades for staff expansion, while adding resources for greater internal testing, engineering and product development.  The Detroit Tech Center's engineering staff has over 50 years of expertise and Integral plans to add to this team in the near future.  With the opening of the Detroit facility, Integral subsequently announced that it closed its Fort Washington, Pennsylvania office at the end of January. The Company also announced the appointment of Integral's Chairman of the Board, James Eagan, to the position of CEO of ElectriPlast Corp.  Mr. Eagan replaced Herbert Reedman Jr., who led the commercialization efforts for ElectriPlast Corp. over the past three years.  Mr. Reedman resigned his position as an Integral Board member and as President, and remained an adviser to Integral's Board of Directors.  Doug Bathauer was appointed President of ElectriPlast Corp.. The Company also announced the hiring of Slobodan ("Bob") Pavlovic to its Detroit Tech Center engineering team.  Pavlovic, an innovator in conductive plastic applications and a veteran of the auto and aircraft industry, adds more than 34 years of experience in advanced engineering to the company. On February 20, 2014, William Ince resigned as chief financial officer of the Company, effective immediately. There was no disagreement or dispute between Mr. Ince and the Company which led to his resignation.

The Company has continuing needs for funding to address operating requirements as well as to realize growth opportunities.  Integral announced on February 20, 2014 that Bart Snell was been named the Company's and ElectriPlast’s Chief Financial Officer.  Snell’s brought extensive financial and accounting experience to Integral, including roles with various emerging growth and public companies in the technology, telecommunication and manufacturing industries.  Snell will assist the CEO and Board in overseeing the company's development and financial growth.

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

Of the 111 non-provisional applications filed that have not issued as patents, 12 are currently pending, and 45 are no longer pending.  Integral continues to pursue intellectual property protection through its patent and trademark portfolio while constantly evaluating its filings to judiciously apply resources to our most critical technologies.  Integral has filed 12 Canadian patent applications, 2 of which have issued, with 10 no longer being active.

Integral has a registered US trademark for ELECTRIPLAST®, a registered US trademark for INTEGRAL (with design)®, and a pending US trademark application for WHERE LIGHTWEIGHTING STARTSTM.  In addition, Integral has a registered mark for ELECTRIPLAST® in China, Japan, Korea, Europe and Taiwan.  In addition, Integral has a registered marks for WHERE LIGHTWEIGHTING STARTS® in Japan, Europe, and Korea.  These applications and registration establish rights for the use of these marks in commerce.

Financial Condition

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From the Company’s incorporation on February 12, 1996 through March 31, 2014, we have accrued an accumulated deficit of $47,529,535.

At March 31, 2014, our current assets totaled $802,077, which consisted of cash equal to $755,971 and prepaid expenses of $46,106.  All of our property and equipment has been fully depreciated.

As of March 31, 2014, current liabilities of $1,746,056 consisting of accounts payable and accruals of $943,930, loan payable of $52,323, promissory notes payable of $65,000, a deferred obligation of $25,000, convertible debentures of $217,846, derivative financial liabilities of $271,957 and redeemable preferred stock of $170,000.  Non-current liabilities consist of promissory note payable of $450,000 and deferred liability of $206,250.  Included in accounts payable and accruals is legal fees payable (including associated filing fees) related to patent filings accounted for approximately $4,355 of the total.

At March 31, 2014, our total stockholder’s deficit was $1,600,229.

Results of Operations of the Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013

Our net loss for the three months ended March 31, 2014, was $1,258,354 compared to a net loss of $169,747 for the corresponding period of the prior fiscal year, a difference of $1,088,607.  The current quarter ended March 31, 2014 included the addition of $6,250 of other income arising from the current quarter amortization of the $250,000 payment by Hanwha L&C to the Company for the 10-year license extended by the Company to Hanwha as of June 30, 2013.  During the quarter, the Company took several actions to reduce and redirect operating expenses, and incurred one-time termination expense of $675,000 representing the fair value of common shares to be issued in relation to closing the Fort Washington, Pennsylvania office.  Operating expenses for the quarter ended March 31, 2014, after the one-time charges to obligations to issue shares, were essentially unchanged from the quarter ending March 31, 2013. Interest Expense increased $131,868 in the current quarter ended March 31, 2014  due to the addition of convertible promissory notes compared to the corresponding quarter ending March 31, 2013. Gain on the extinguishment of debt was  $150,367 compared to $355,022 in the prior quarter ending March 31, 2014 and consist of derecognized legal fees that are barred due to the statute of limitations.

Without making adjustments for the items described above, the increase in our net loss  between the corresponding periods is primarily attributable to the increase in the following expenses: Consulting Expenses decreased by $157,020, a redefinition of certain salaries and benefits as a separate category increased salaries and benefits by $163,727, research and development increased by $29,914, bank charges and interest increased by $131,868 and gain on extinguishment of debt decreased by $204,655.

Consulting fees of $175,078, include a non-cash, reduction in stock based compensation charges for forfeited options of ($14,932). This is compared to consulting fees of $332,098 provided in the corresponding period of the prior fiscal year that included non-cash, stock based compensation charges for options granted of $24,092. As described in the notes to the financial statements, the fair value of options granted were valued using the Black-Scholes option pricing model.

Salaries and benefits of $218,727 includes $163,727 in redefined salaries and benefits previously included in Consulting Expenses, compared to $55,000 in the corresponding period of the prior fiscal year.

Research and development costs incurred during the three months ended March 31, 2014 were $9,616, compared to a net recovery of ($20,298) over the corresponding period of the prior fiscal year attributable to incurring additional costs to operate and support the manufacturing process by Jasper of our ElectriPlast® material and for independent testing of several of our ElectriPlast® applications net of less receipts of funds from the sale of prototypes.

General and administrative expense of $64,032 includes directors and officer’s insurance premiums of $15,368 for the three month period ended March 31, 2014, compared to general and administrative expense of $56,059 during the corresponding period of the prior fiscal year which includes directors and officer’s insurance premiums of $30,348 provided in the corresponding period of the prior fiscal year.

Bank charges and interest expense of $154,853 includes amortization of convertible debt of $144,438 for the three month period ended March 31, 2014, compared to amortization of convertible debt of $20,007 provided in the corresponding period of the prior fiscal year.

Results of Operations for the Nine Months Ended March 31, 2014 compared to the Nine Months Ended March 31, 2013

Our net loss for the nine months ended March 31 2014, was $3,438,009 compared to a net loss of $2,231,637 for the corresponding period of the prior fiscal year. During the first nine months ended March 31, 2014, as previously discussed the Company took several actions to reduce and redirect Operating Expenses, and incurred one-time termination expenses of $675,000 representing the fair value of common shares to be issued in relation to closing the Fort Washington, Pennsylvania office.  Operating Expenses for the nine months ended March 31, 2014, after adjustment for the one-time charges to Obligations to issue shares and before consideration of banking and financing expenses, increased $223,116 from the corresponding period ending March 31, 2013. Interest Expense increased $308,256 in the current period due to the addition of Convertible Promissory Notes compared to the corresponding period ending March 31, 2013.

Without making adjustments for the items described above, the increase in our net loss between the corresponding periods is primarily attributable to the increase in the following expenses: Consulting expense increased by $66,435, salaries and benefits increased by $108,727, bank charges and interest increased by $308,256 and gain on extinguishment of debt decreased by $156,368. These increases were offset by a decrease in legal and accounting of $36,932, a decrease in general and administrative expenses and travel expenses $14,817, and a decrease in fair value loss on derivative financial liabilities of $28,968.

Total expenses for the nine months ended March 31, 2014 were $3,457,037 compared to total expenses of $2,231,824 for the corresponding period of the prior fiscal year. The increase of $1,225,213 is described in the above paragraphs.

Total income for the nine months ended March 31, 2014, was comprised of “other income” of $19,028 compared to “other income” of $187 for the corresponding period of the prior fiscal year.  The category of “other income” consists of interest income and amortization of license fees, and included $18,750 of amortized license fees attributable to the Hanwha L&A license agreement executed on June 30, 2013 which is amortized evenly over ten years.

Consulting expense during the nine months ended March 31, 2014 was $1,625,434 compared to $1,558,999 for the corresponding period of the prior fiscal year.  For the first nine months ended March 31, 2014, consulting expense included non-cash issuances of shares in consideration for consulting services in the amount of $778,333 and non-cash stock based compensation charges of $100,076.  In the corresponding period of the prior fiscal year, consulting expenses were $1,558,999 which included non-cash issuances of shares in consideration for consulting services in the amount of $349,125 and non-cash stock based compensation charges of $307,968.

Salaries and benefits expenses during the nine months ended March 31, 2014, were $328,727 which includes $163,727 in redefined salaries and benefits, compared to salaries and benefits expenses of $220,000 for the corresponding period of the prior fiscal year.

Bank charges and interest expense of $391,629 includes amortization of convertible debt of $364,237 for the nine month period ended March 31, 2014, compared to amortization of convertible debt of $71,529 provided in the corresponding period of the prior fiscal year.

Research and development costs of $53,244 during the nine months ended March 31, 2014, are attributable to operate and support the manufacturing process of our ElectriPlast™ material. In the corresponding period of the prior fiscal year, the amount expensed under this category was $63,397.

For the nine months ended March 31, 2014, our cash used in operating activities was $1,496,729 compared to $1,430,016 used in the corresponding period of the prior fiscal year for an increase of $66,713.

For the nine months ended March 31, 2014, our cash provided by financing activities was $1,720,392 compared to $1,426,907 provided in the corresponding period of the prior fiscal year.  The increase of $293,485 was mainly due to proceeds from promissory notes and convertible debentures and less repayment of promissory notes and convertible debentures during the nine months ended March 31, 2014. At the end of the nine months ending March 31, 2014 we had cash and cash equivalents of 755,971 compared to $169,064 as of March 31, 2013. Subsequent to the quarter ended March 31, 2014, the Company completed a Private Placement that resulted in aggregate gross proceeds of $1,147,024 recognized as subscriptions received as at March 31, 2014

Critical Accounting Policies and Estimates

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

Liquidity and Capital Resources
Since inception we have funded our operations through capital fundraising, issuance of convertible debt, and loans from management. As of March 31, 2014, we had $755,971, in cash on hand as compared to $532,308 as of June 30, 2013.

Net cash provided by financing activities for the nine months ended March 31, 2014 consisted of proceeds from promissory notes of $60,000, from repayment of loan, subscriptions received of $1,147,024, proceeds from issuance of common stock of $325,273 and proceeds from convertible debentures of $345,000, which were offset by repayment of loan of $9,151, repayment of promissory note of $90,000 and repayment of convertible debenture of $57,754.

Based on our current cash and cash equivalents levels and expected cash flow from operations, we believe our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures. We intend to license our proprietary technology and services or obtain equity and/or debt financing to support our current and proposed operations and capital expenditures.   Subsequent to the quarter end we received the second contractual license payment by Hanwha L&C of $250,000.  We cannot assure that continued funding will be available. There can be no assurance, however, that any such opportunities may arise, or that any such acquisitions may be consummated.  Additional financing may not be available on satisfactory terms when required. In addition, the trading price of our common stock and a downturn in the equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. We currently have no firm commitments for any additional capital. There is no guarantee that we will be successful in raising the funds required. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

The Company has used approximately $26,000,000 in cash from operations since inception in 1996, which has been funded primarily from proceeds from the issuance of common stock.  The company has issued warrants which have the potential to yield $12,800,000 calculated as 28,292,715 warrants at a weighted average exercise price of $0.45.   In the event the stock price rises to certain levels in the future and the some or all of the warrant holders elect to acquire Common Stock shares by exercising their warrants, prior to the expiry date, the Company may raise additional funds from warrant holders.  We have no ability to forecast future stock price movements nor are we able to determine how many warrant holder would elect to acquire shares by exercising their warrants.

We are not currently in the manufacturing business.  As demand continues to grow and our need to increase capacity, reduce manufacturing costs and to improve margins, we would consider directly entering into the manufacturing business, including the possibility of acquiring existing assets or an operating Company to help us accelerate this process, however this will only be possible through additional capital.

See the discussion in Item 5, Subsequent Events, pertaining to the Private Placement Memorandum that resulted in the funding the Company of aggregate gross proceeds of $1,147,024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2014.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended March 31, 2014 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended March 31, 2014 are fairly stated, in all material respects, in accordance with US GAAP.

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
ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2014 the Company completed a private placement amounting to $28,951 for the issuance of 144,757 units consisting of common stock at $0.20 per share and warrants at $0.001 per warrant to purchase 144,757 shares of common stock on or before September 13, 2015 at an exercise price of $0.60 per share.

The securities sold in the private placement were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. Each investor is an "accredited investor" as such term is defined in Regulation D promulgated under the Securities Act.   This current report shall not constitute an offer to sell or the solicitation of an offer to buy, nor shall such securities be offered or sold in the United States absent registration or an applicable exemption from the registration requirements and certificates evidencing such shares contain a legend stating the same.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 - MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5 - OTHER INFORMATION-SUBSEQUENT EVENTS
None

ITEM 6. Exhibits

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code is filed herewith.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code is filed herewith.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Integral Technologies, Inc.

By:	/s/ Doug Bathauer
Doug Bathauer, Chief Executive Officer
(Principal Executive Office)r

By:	/s/ W. Bartlett Snell
W. Bartlett Snell , Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 14, 2014

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code is filed herewith.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code is filed herewith.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document