Form 10-K
period 2014-06-30
INTEGRAL TECHNOLOGIES INC
filed 2014-09-30
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2013 (based on an average of the bid and ask prices of approximately $0.29) was approximately $$22,474,730.

The number of shares of the issuer’s common stock, $.001 par value, outstanding as of September 2, 2014, was 100,443,529 shares.

PART I

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO
DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

Readers of this document, and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. Forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward looking statements since there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K for the year ended June 30, 2014, as filed with the Securities and Exchange Commission include, but are not limited to, (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of Integral Technologies, Inc. or our management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our company or our business.

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

ITEM 1. BUSINESS.

BUSINESS DEVELOPMENT

Integral Technologies, Inc. ("Integral," the "Company" or "we") is, incorporated under the laws of the State of Nevada on February 12, 1996.  To date, we have expended resources on the research and development of several different types of technologies.

Presently, we are focusing substantially all of our resources on researching, developing, engineering and commercializing our ElectriPlast® technology. The technology possesses a multitude of applications in a myriad of industries. These include the auto industry, the aerospace, consumer electronics, and commercial aviation industries, among others. One key factor that could drive demand for ElectriPlast® is the need for light-weighting. Automotive and aerospace are leading the way to achieve reduced emissions and increased fuel economy. Light-weighting involves the substitution of lighter materials, often times carbon-fiber based, for heavier (aluminum and other metals) materials.

On May 21, 2010, President Obama asked the EPA and NHTSA to jointly develop a national program that would “produce a new generation of clean vehicles,” to lower oil usage. The government has mandated that auto manufacturers comply with CAFÉ (Corporate Average Fuel Economy) standards by the year 2025. To become more energy efficient, auto manufacturers are required to have their fleets achieving 54.5 MPG (miles per gallon) by then. According to a 2009 issue of Car and Driver Magazine, in 2009, car fleets averaged 32.5 CAFE MPG and trucks averaged 24.5 MPG. The Obama administration’s mandate is expected to nearly double fuel efficiency by 2025.

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

During the fiscal year, several actions were taken by the Company to better position the commercialization of ElectriPlast. The Company continued to emphasize the expansion of ElectriPlast's technical and engineering capabilities. On January 24, 2014, Integral announced the opening of its ElectriPlast Tech Center in Detroit, which provides facility upgrades for staff expansion, while adding resources for greater internal testing, engineering and product development. The Detroit Tech Center's engineering staff has over 50 years of expertise and Integral plans to add to this team in the near future. With the opening of the Detroit facility, Integral subsequently announced that it closed its Fort Washington, Pennsylvania office at the end of January. The Company also announced the appointment of Integral's Chairman of the Board, James Eagan, to the position of CEO of ElectriPlast. Mr. Eagan replaced Herbert Reedman Jr., who led the commercialization efforts for ElectriPlast over the past three years. Mr. Reedman resigned his position as an Integral Board member and as President, and remained an adviser to Integral's Board of Directors. Integral’s CEO, Doug Bathauer was appointed President of the Company. The Company also announced the hiring of Slobodan ("Bob") Pavlovic to its Detroit Tech Center engineering team. Pavlovic, an innovator in conductive plastic applications and a veteran of the auto and aircraft industry, adds more than 34 years of experience in advanced engineering to the company. On February 20, 2014, William Ince resigned as chief financial officer of the Company, effective immediately. There was no disagreement or dispute between Mr. Ince and the Company which led to his resignation.

The Company has continuing needs for funding to address operating requirements as well as to realize growth opportunities. Integral announced on February 20, 2014 that Bart Snell was named the Company's Chief Financial Officer. Snell brought extensive financial and accounting experience to Integral, including roles with various emerging growth and public companies in the technology, telecommunication and manufacturing industries. Snell will assist the CEO and Board in overseeing the company's development and financial growth.

TECHNOLOGIES

ElectriPlast®

We have researched and developed an innovative, electrically and thermally conductive resin-based material called “ElectriPlast®.” The ElectriPlast® polymer is a compounded formulation of resin-based materials that are conductively loaded, or doped, with a proprietary-controlled, balanced concentration of micron conductive materials, and then pelletized using our patented manufacturing process. The conductive loading or doping within this pellet is then homogenized using conventional molding techniques and conventional molding equipment. The end result is a product that can be molded into any of the infinite shapes and sizes associated with plastics and rubbers, is non-corrosive, and can serve as an electrically conductive alternative material to metal.

ElectriPlast® is a patented non-corrosive, durable, conductive plastic pellet that replaces the metallic component currently used for shielding and conductive devices, thus creating applications never before possible and with a 40-60% weight reduction. ElectriPlast's® intellectual property rights and 55 issued patents and 10 pending applications cover both the material and its applications.

Various examples of applications for ElectriPlast® include antennas, shielding, lighting circuitry, switch actuators, resistors, batteries, medical devices, thermal management and cable connector bodies, among many others. We have been working to introduce these new applications and the ElectriPlast® technology on a global scale.

The ElectriPlast® intellectual property (IP) portfolio is the centerpiece of Integral’s strategy to aggressively develop, protect, and market its innovations. Integral’s patent holdings encompass a broad range of ElectriPlast® developments which extend beyond the core technology to include key applications, and manufacturing processes

ElectriPlast® can be fabricated into virtually any shape or dimension using low-cost capital investment equipment, such as injection molding and extrusion versus stamping. Its design flexibility, shorter development cycle and speed of manufacturing create a valuable market edge for customers.

Jasper Rubber Products, Inc., is Integral’s US manufacturer of its proprietary ElectriPlast® product line (“Jasper”) (www.jasperrubber.com), and Hanwha L&C is the Korean manufacturer.

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

Patents/Trademarks on Technologies

Our intellectual property portfolio consists of over fourteen years of accumulated research and design knowledge and trade secrets. We have sought United States (“US”) patent protection for many of our ideas related to our ElectriPlast® technologies. Currently, we have filed 116 non-provisional US patent applications, 55 of which have been issued as patents, with 51 of those issued patents not yet expired. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, we will continue to attempt to commercialize these technologies without the protection of patents. As patents are issued, we will have the exclusive right to use and license the design(s) described in each issued patent for the life of the patent in the US.

Of the 116 non-provisional applications filed that have not issued as patents, 9 are currently pending, and 52 are no longer pending. Integral continues to pursue intellectual property protection through its patent and trademark portfolio while constantly evaluating its filings to judiciously apply resources to our most critical technologies. Integral has filed 12 Canadian patent applications, 2 of which have issued, with 10 no longer being active. Integral has filed an International patent application, which has not yet published.

Integral has a registered US trademark for ELECTRIPLAST®, a registered US trademark for INTEGRAL (with design)®, and a pending US trademark application for WHERE LIGHTWEIGHTING STARTSTM. In addition, Integral has a registered mark for ELECTRIPLAST® in China, Japan, Korea, Europe and Taiwan. In addition, Integral has a registered mark for WHERE LIGHTWEIGHTING STARTS® in Europe, Japan and Korea. These applications and registrations establish rights for the use of these marks in commerce.

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

(note: we have not received any significant revenue from these agreements unless noted)

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

In July 2007, we entered into Amendment One to the Manufacturing Agreement (“Amendment One”) with Jasper. The primary purposes of Amendment One were 1) to replace in its entirety Section 4 of the Manufacturing Agreement concerning “Pricing, Invoicing and Payment”, and 2) to authorize Jasper to sell, on our behalf, products incorporating our ElectriPlast® technology. As revised by Amendment One, Section 4 of the Manufacturing Agreement now reflects more definitive information concerning definitions and calculations of “hourly payment”, “sales royalties”, “gross margin”, “manufacturing costs” and “payment terms”. These revisions were mutually agreed upon following several months of production test-runs and cost evaluations.

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

Patent License Agreement with Hanwha L&C Corp.

On June 21, 2013, we entered into a 10-year license agreement with Hanwha L&C Corp., a global high-tech materials maker based in South Korea. The agreement granted Hanwha L&C Corp. an exclusive, non-transferrable, non-sub licensable, license to manufacture, sell and distribute Integral's line of conductive plastics, ElectriPlast®, in South Korea, as well as a non-exclusive, non-transferable, non-sub licensable right to sell and distribute ElectriPlast® for Japan, Taiwan and China markets. The Company may terminate Hanwha's rights in Japan and Taiwan, with certain considerations provided to Hanwha, if it desires to enter into an exclusive agreement with a third party for those territories.  There was a one-time license fee and it requires an ongoing royalty fee for the life of the agreement.
See item 7 for amount of revenue recognized during the year ended June 30, 2014.

EMPLOYEES/CONSULTANTS

We currently rely on both full and part-time associates, who work on our behalf either as employees or on a contractual basis.

SEC REPORTS AVAILABLE ON WEBSITE

Our website address is www.itkg.net. Information found on our website is not incorporated by reference into this report. We make available free of charge through our website our Securities and Exchange Commission, or SEC, filings furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Use of Social Media:

Investors and others should note that we currently announce material information using SEC filings, press releases, public conference calls and webcasts. In the future, we will continue to use these channels to distribute material information about the Company and may also utilize our website and/or various social media to communicate important information about the Company, key personnel, new brands and services, trends, new marketing campaigns, corporate initiatives and other matters. Information that we post on our website or on social media channels could be deemed material; therefore, we encourage investors, the media, our customers, business partners and others interested in our Company to review the information we post on our website as well as the following social media channels: Facebook, YouTube and Twitter.

Any updates to the list of social media channels we may use to communicate material information will be posted on the Investor Relations page of the Company`s website at www.itkg.net

ITEM 1A. RISK FACTORS

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

We have incurred substantial losses from inception and we have never generated revenues; failure to achieve profitability in the future would likely cause the market price for our common stock to decline significantly.  We have generated net losses from inception and we have an accumulated deficit of approximately $48.5 million as of June 30, 2014. We have experienced significant operating losses to date, including net losses of $4.5 million for fiscal year 2014 and $3.8 million in fiscal year 2013. As of June 30, 2014, we had approximately $200,000 in cash. Our financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary as a result of this uncertainty. As a result of the substantial doubt about our ability to continue as a going concern, we may experience possible adverse effects from our customers, on our creditworthiness, or on investor confidence, any of which may have a material adverse effect on our business and the trading price of our common stock.

If we do not generate adequate revenues in our fiscal year ending June 30, 2015, we will be required to raise substantial capital to continue our operations.  Unless we generate adequate revenues from operations (we have had no revenue to date) in the near future, we will require additional financing to carry out our business plans next year, and such financing may not be available at that time. If we require additional financing, we may seek additional funds through private placements that will be exempt from registration and will not require prior shareholder approval.  If additional funds are raised by issuing common stock, or securities that are convertible into common stock (such as preferred stock, warrants, or convertible debentures), further dilution to shareholders could occur.  Additionally, investors could be granted registration rights by us that could result in market overhang and depress the market price of the common stock.  If we fail to obtain sufficient additional financing, we will not be able to implement our business plans in an effective or timely manner.

Additional financing is necessary for the implementation of our growth strategy. We may require additional debt and/or equity financing to pursue our growth strategy. Given our limited operating history and existing losses, there can be no assurance that we will be successful in obtaining additional financing. Lack of additional funding could force us to curtail substantially our growth plans or cease of operations. Furthermore, the issuance by us of any additional securities pursuant to any future fundraising activities undertaken by us would dilute the ownership of existing shareholders and may reduce the price of our common stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on our operating flexibility. Our failure to successfully obtain additional future funding may jeopardize our ability to continue our business and operations.

We may be unable to manage our growth or implement our expansion strategy. We may not be able to expand our product and service offerings, our client base and markets, or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational and financial resources. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

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

Loss of key personnel could cause a major disruption in our day-to-day operations and we could lose our relationships with customers and third-parties with whom we do business. Our success is heavily dependent on the continued active participation of our current executive officers listed under “Management.” Loss of the services of one or more of our officers could have a material adverse effect upon our business, financial condition or results of operations. Further, our success and achievement of our growth plans depend on our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among companies in the technology industry is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the expansion of our activities, could have a materially adverse effect on us. The inability on our part to attract and retain the necessary personnel and consultants and advisors could have a material adverse effect on our business, financial condition or results of operations.

If future market acceptance of our ElectriPlast® technology is poor, we will not be able to generate adequate sales to achieve profitable operations. Our future is dependent upon the success of our current and future marketing efforts put towards our ElectriPlast® technology. Our ElectriPlast® technology will be marketed to manufacturers of products that will benefit from the incorporation of any of the ElectriPlast® applications into their products. As of June 30, 2014, we have not generated substantial revenue from our ElectriPlast® technology. If future market acceptance of our ElectriPlast® technology is poor, we will not be able to generate adequate sales to achieve profitable operations.

We rely entirely on contract manufacturers and suppliers to manufacture and distribute our products. If they experience manufacturing or distribution difficulties, or are otherwise unable to manufacture and distribute sufficient quantities to meet demand, our commercialization efforts may be materially harmed. We have no internal manufacturing or distribution capabilities. Instead, we rely on a combination of contract manufacturers and our partners to manufacture Electriplast, and to distribute that product to third party purchasers. Our manufacturers may experience problems with their respective manufacturing and distribution operations and processes, including for example, quality issues, including product specification and stability failures, quality procedural deviations, improper equipment installation or operation, utility failures, contamination and natural disasters. Any delay or disruption in the availability of our products from third parties could result in production disruptions, delays or higher costs with consequent adverse effects on us.

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

Our patent and other intellectual property rights may be subject to uncertainty and may be challenged or circumvented by competitors. We rely on a combination of patents, patent applications, trademarks, trade secrets and confidentiality procedures to protect our intellectual property rights, which we believe will give us a competitive advantage over our competitors. We have sought US patent protection for many of our ideas related to our ElectriPlast® technologies. Our intellectual property portfolio consists of over thirteen years of accumulated research and design knowledge and trade secrets. We have sought United States (“US”) patent protection for many of our ideas related to our ElectriPlast® technologies. Currently, we have filed 116 non-provisional US patent applications, 55 of which have been issued as patents, with 51 of those issued patents not yet expired. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, we will continue to attempt to commercialize these technologies without the protection of patents. As patents are issued, we will have the exclusive right to use and license the design(s) described in each issued patent for the life of the patent in the US.

Of the 116 non-provisional applications filed that have not issued as patents, 9 are currently pending, and 52 are no longer pending. Integral continues to pursue intellectual property protection through its patent and trademark portfolio while constantly evaluating its filings to judiciously apply resources to our most critical technologies. Integral has filed 12 Canadian patent applications, 2 of which have issued, with 10 no longer being active.

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

The issuance of a patent is not conclusive as to its validity or enforceability and, if a patent is issued, it is uncertain how much protection, if any, will be given to our patent if we attempt to enforce it. Because some patent applications in the United States may be maintained in secrecy until the patents are issued, patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing, and publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or our pending applications or that we were the first to invent the technology. Our competitors have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications and could further require us to obtain rights to issued patents covering such technologies. Litigation, which could be costly and time consuming, may be necessary to enforce our current patents, or any patent issued in the future, or to determine the scope and validity of the proprietary rights of third parties. A competitor may successfully challenge the validity or enforceability of a patent or challenge the extent of the patent’s coverage. If the outcome of litigation is adverse to us, third parties may be able to use our patented technology without payment to us. Even if we are successful in defending such litigation, the cost of litigation to uphold the patent can be substantial.

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

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submissions, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements. The PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentaries, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information and may not adequately protect our intellectual property, which could limit our ability to compete. We rely in part on trade secret protection in order to protect our proprietary trade secrets and unpatented know-how. However, trade secrets are difficult to protect, and we cannot be certain that others will not develop the same or similar technologies on their own. We have taken steps, including entering into confidentiality agreements with our employees, consultants, outside collaborators and other advisors, to protect our trade secrets and unpatented know-how. These agreements generally require that the other party keep confidential and not disclose to third parties all confidential information developed by the party or made known to the party by us during the course of the party’s relationship with us. We also typically obtain agreements from these parties which provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Enforcing a claim that a party illegally obtained and is using our trade secrets or know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets or know-how. The failure to obtain or maintain trade secret protection could adversely affect our competitive position.

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

If there are defects and errors in the Company’s technology, it may lose revenues. Developing, marketing and sale of our products and services may subject us to product liability claims. We currently do not have insurance coverage against product liability risks. Although we intend to purchase such insurance, such insurance coverage may not be adequate to satisfy any liability that may arise. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a service, injury to our reputation, and loss of revenues. Defects and errors in current or future services or products could result in delay or prevent further deployment of the Company’s technology, lost revenues, or a delay in or failure to achieve market acceptance. Any of these scenarios could seriously harm the Company’s business and operating results. If the Company’s products contain defects not discovered in the process of development or in its current deployment, it could seriously undermine the perceived trust and security needed for a commercial system and could delay or prevent market acceptance of its technology resulting in material adverse effects to the Company’s business and operating results. Any defect or error could also deter potential customers, result in loss of customer confidence and adversely affect the Company’s existing customer relationships and may result in losses that could be material to us.

How future issuances of common stock pursuant to our stock plans will affect you.  We have three non-qualified stock plans in effect.  As of June 30, 2014, approximately 2,639,500 (2001-764,500, 2003-1,375,000, 2009-500,000) shares are available under the 2001 and 2003 plans for future issuance, either directly or pursuant to options, to our officers, directors, employees and consultants.  As of June 30, 2014, approximately 5,250,000 shares are issued and have fully vested under our option plans, at a weighted-average exercise price of approximately $0.43 per share.  Additional stock or options to acquire our stock of can be granted at any time by our board of directors, usually without shareholder approval.  When shares of common stock are issued directly or upon the exercise of options under these plans, your ownership may be diluted.

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

The market price of our common stock is highly volatile, and several factors that are beyond our control, including our common stock being historically thinly traded, could adversely affect its market price. Historically, our common stock has been thinly traded and the market price has been highly volatile. During the year ended June 30, 2014, the closing bid price of our common stock has been quoted on the OTC Bulletin Board from as low as $0.24 to as high as $0.58. These quotations reflect interdealer prices without retail markup, markdown, or commission and may not represent actual transactions. For these and other reasons, our stock price is subject to significant volatility and will likely be adversely affected if our revenues or earnings (or lack of revenues or earnings) in any quarter fail to meet the investment community’s expectations. Additionally, the market price of our common stock could be subject to significant fluctuations in response to:

•	announcements of new products or sales offered by us or our competitors;
•	actual or anticipated variations in quarterly operating results;
•	changes in financial estimates by securities analysts, if any;
•	significant developments relating to our relationships with our customers or suppliers;
•	customer demand for our products;
•	investor perceptions of our industry in general;
•	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures
•	changes in the market’s perception of us or the nature of our business; and
•	sales of our common stock.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources. Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

Future sales of common stock into the public marketplace will increase the public float and may adversely affect the market price. As of June 30, 2014, approximately six million shares of common stock were available for sale by both affiliates (officers and directors) and non-affiliates under Rule 144 of the Securities Act of 1933, as amended. In general, under Rule 144, a person who has held stock for six months and is not an affiliate of the Company may sell their shares without limitation under Rule 144. Future sales of common stock will increase the public float and may have a material adverse effect on the market price of the common stock, which in turn could have a material adverse affect on our ability to obtain future funding as well as create a potential market overhang.

If our common stock remains subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected. Unless our securities are listed on a national securities exchange, or we have net tangible assets of $5,000,000 or more and our common stock has a market price per share of $5.00 or more, transactions in our common stock will be subject to the SEC’s “penny stock” rules. If our common stock remains subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected.

Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to the transaction prior to sale;

•	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

As a result, if our common stock becomes subject to the penny stock rules, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval. Our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 13.4% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•	delaying, deferring or preventing a change in corporate control;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

If securities or industry analysts do not publish research or reports about our business, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline. The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by industry or financial analysts. If no or few analysts commence coverage of us, the trading price of our stock would likely decrease. Even if we do obtain analyst coverage, if one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property.  We lease office space in Bellingham, Washington and Canton, Michigan.  We principally use the Bellingham, Washington office space as our corporate headquarters.  All manufacturing of our products occurs at the Jasper facility. Our corporate headquarters and operations are located in Bellingham WA, where, as of June 30, 2014, we lease and occupy approximately 2,000 rentable square feet of office space at our Bellingham, Washington facility. Rent expense for the year ended June 30, 2014 and 2013 totaled approximately $22,056 and $22,056, respectively.  Our lease is month to month.  Our technology center is located in Canton MI. where as of June 30, 2014 we lease and occupy approximately 2,000 rentable square feet of office space at the Canton MI facility. Rent expense for the year ended June 30,2014 and June 30, 2013 was  approximately $30,000 and nil respectively.. This lease expires on June 30, 2018. We believe that our facilities are suitable and adequate for our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse affect on business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is a limited public market for our common stock. On May 9, 1997, our common stock began publicly trading on the OTC Bulletin Board under the symbol "ITKG," and it currently trades on the OTCQB. The following table sets forth the range of high and low bid quotations for our common stock for each quarter of the fiscal years ended June 30, 2014 and 2013.

Quarter Ended	Low Bid	High Bid

September 30, 2012	$0.29	$0.39
December 31, 2012	$0.20	$0.38
March 31, 2013	$0.20	$0.37
June 30, 2013	$0.28	$0.45

September 30, 2013	$0.35	$0.58
December 31, 2013	$0.28	$0.47
March 31, 2014	$0.24	$0.39
June 30, 2014	$0.25	$0.39

The source of this information is the OTC Bulletin Board and other quotation services. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

As of September 2, 2014 there were approximately 297 holders, of record of our common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

Dividends

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on such common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

Information regarding the issuance and sales of securities without registration during the fiscal year ended June 30, 2014, has previously been included in Quarterly Reports on Forms 10-Q and Current Reports on Form 8-K filed during the period covered by this report. Information regarding the recent sales of unregistered securities can be found in note 5 of the financial statements.

Repurchases of equity securities

We did not repurchase any of our outstanding equity securities during the fourth quarter ended June 30, 2014.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those financial statements appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under "Risk Factors" in Item 1A of this Annual Report on Form 10-K, our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

Integral focuses the majority of our resources on researching, developing and commercializing our ElectriPlast® technologies. The technology possesses a multitude of applications in a myriad of industries. These include the auto industry, the aerospace, consumer electronics, and commercial aviation industries, among others. One key factor that could drive demand for ElectriPlast is the need for light-weighting. Automotive and aerospace are leading the way to achieve reduced emissions and increased fuel economy. Light-weighting involves the substitution of lighter materials, often times using carbon-fiber based, for heavier (aluminum and other metals) materials.

In addition, Integral allocates resources to expand and protect the extensive intellectual property holdings surrounding its ElectriPlast® technology. Our business strategy focuses on the leveraging of our intellectual property rights and our strength in product design and material innovation. We are focusing our business development and marketing efforts on securing licensing and/or joint development agreements in areas for which we currently hold patents covering specific materials, components, parts, applications or end-products incorporating conductive resins and ElectriPlast technology. Integral collaborates with suppliers, Tier1 vendors, OEM's and manufacturers of products who would benefit from the incorporation of any of the ElectriPlast® applications.

ElectriPlast® is an innovative, electrically and thermally conductive resin-based material. The ElectriPlast® polymer is a compounded formulation of resin-based materials, which are conductively loaded, or doped, with a proprietary-controlled, balanced concentration of micron conductive materials, then pelletized. The conductive loading or doping within this pellet is then homogenized using conventional molding techniques and conventional molding equipment. The end result is a product that can be molded into any of the infinite shapes and sizes associated with plastics and rubbers, is non-corrosive, and can serve as an electrically conductive alternative material to metal.

Various examples of applications for ElectriPlast® where Integral holds patent protection are: antennas, electronics shielding, lighting/LED circuitry, motors, switch actuators, resistors, medical devices, thermal management, toys and cable connector bodies, among others. We have been working to introduce these new applications and the ElectriPlast® technology on a global scale.

During the fiscal year ended June 30, 2014, several actions were taken by the Company to better position the commercialization of ElectriPlast. The Company continued to emphasize the expansion of ElectriPlast's technical and engineering capabilities. On January 24, 2014, Integral announced the opening of its ElectriPlast Tech Center in Detroit, which provides facility upgrades for staff expansion, while adding resources for greater internal testing, engineering and product development. The Detroit Tech Center's engineering staff has over 50 years of expertise and Integral plans to add to this team in the near future. With the opening of the Detroit facility, Integral subsequently announced that it closed its Fort Washington, Pennsylvania office at the end of January. The Company also announced the appointment of Integral's Chairman of the Board, James Eagan, to the position of CEO of ElectriPlast. Mr. Eagan replaced Herbert Reedman Jr., who led the commercialization efforts for ElectriPlast over the past three years. Mr. Reedman resigned his position as an Integral Board member and as President, and remained an adviser to Integral's Board of Directors. Integral’s CEO, Doug Bathauer was appointed President of the Company. The Company also announced the hiring of Slobodan ("Bob") Pavlovic to its Detroit Tech Center engineering team. Pavlovic, an innovator in conductive plastic applications and a veteran of the auto and aircraft industry, adds more than 34 years of experience in advanced engineering to the company. On February 20, 2014, William Ince resigned as chief financial officer of the Company, effective immediately. There was no disagreement or dispute between Mr. Ince and the Company which led to his resignation.

The Company has continuing needs for funding to address operating requirements as well as to realize growth opportunities. Integral announced on February 20, 2014 that Bart Snell was been named the Company's Chief Financial Officer. Snell brought extensive financial and accounting experience to Integral, including roles with various emerging growth and public companies in the technology, telecommunication and manufacturing industries. Snell will assist the CEO and Board in overseeing the company's development and financial growth.

To date we have recorded nominal revenues. We are still considered a development stage company for accounting purposes. From inception on February 12, 1996 through June 30, 2014, we have accrued an accumulated deficit of approximately $48.5 million.

As of June 30, 2014, our assets were $251,429, consisting of cash of $199,777, prepaid expense of $23,831 and fixed assets of $27,821.

As of June 30, 2014, current liabilities of $1,083,220 consisting of accounts payable and accruals of $973,220, a deferred liability of 50,000, and a promissory note of $60,000.  During the year, we extinguished our convertible debentures and our preferred stock. Non-current liabilities consist of deferred liability of $420,833 and promissory note of $229,500.

As of June 30, 2014, total stockholders' deficit was $1,482,124.

Results of Operations of the Year Ended June 30, 2014 compared to the Year Ended June 30, 2013

Our net loss for the year ended June 30, 2014, was $4,526,508 compared to a net loss of $3,749,790 for the prior fiscal year, a difference of $776,718. The fiscal year ended June 30, 2014 included the addition of $29,167 of license revenue arising from the current amortization of the $500,000 payment by Hanwha L&C to the Company for the 10-year license extended by the Company to Hanwha as of June 30, 2013. During the fiscal year, the Company took several actions to reduce and redirect operating expenses, and incurred one-time termination expense of $675,000 representing the fair value of common shares to be issued in relation to closing the Fort Washington, Pennsylvania office. Total expenses for the year ended June 30, 2014 were $4,202,900 compared to $3,571,313 for the year ended June 30, 2013. Total expenses after removing the one-time termination expense, were essentially unchanged from the year ending June 30, 2013. Net loss was $4,526,508 for the period ended June 30, 2014 included the effect of increased interest expense of $271,507 during 2014 compared to the same period in 2013 associated with the convertible debentures, and net effect of extinguishing the convertible debt.

Selling, general, and administrative expense was primarily comprised of consulting expense, salaries and benefits, advertising and travel, legal and professional expense, and general and administrative expenses.  This expense was $3,460,272 for the year ended June 30, 2014 compared to $3,482,115 for the year ended June 30, 2013.

Consulting fees for the year ended June 30, 2014 were $1,862,786, including non-cash, stock based compensation charges for options previously granted of $100,076. In addition, shares were issued for services rendered valued at $828,283. This is compared to consulting fees of $2,260,810 for the year ended June 30, 2013, that included non-cash, stock based compensation charges for options granted of $131,679. In addition, shares were issued for services rendered valued at $974,125. As described in the notes to the financial statements, the fair value of options granted and shares issued for services were valued using the Black-Scholes option pricing model.  Consulting fees declined primarily due to the closure of the Fort Washington, Pennsylvania office.

Salaries and benefits for the year ended June 30, 2014 were $915,339, including non-cash, stock based compensation for options and warrants granted and restricted stock award grants of $166,167.  This compared to salaries and benefits of $275,000 for the year ended June 30,2013, that included stock based compensation of nil.

Advertising and travel expense was $181,273 for the year ended June 30, 2014, compared to $152,314 for the year ended June 30, 2013. Legal and accounting expense was $169,591 for the year ended June 30, 2014, compared to $472,833 for the year ended June 30, 2013

General and administrative expense was $331,283 for the year ended June 30, 2014, compared to $235,835 for the year ended June 30, 2013.

Research and development costs incurred during the year ended June 30, 2014 were $67,628, a modest decrease of $21,570, from $89,198  incurred during the year ended June 30, 2013.

During the fiscal year ended June 30, 2014, the Company took several actions to reduce and redirect operating expenses, and incurred one-time termination expense of $675,000 representing the fair value of common shares to be issued in relation to closing the Fort Washington, Pennsylvania office.

Operating loss was $4,173,733 for the year ended June 30, 2014, compared to $3,571,313 for the year ended June 30, 2013, and was essentially the same as the comparable period for 2013 if the one-time termination expense is excluded from 2014.

Other income includes gain on extinguishment of debt, and other non-revenue related income.  Other income was $199,205 for the year ended June 30, 2014 compared to $272,457 for the period ended June 30, 2014.

Other expense includes loss on extinguishment of convertible debentures, and financing fees.  Other expense was $150,076 for the year ended June 30, 2014, compared to $320,537 for the period ended June 30, 2013.

Our net loss for the year ended June 30, 2014, was offset somewhat by license revenue of $29,718.  The License revenue represents the 10-year amortization of the two tranches of $250,000 payments from our Hanwha agreement.

For the year ended June 30, 2014, our cash used in operating activities was $2,288,512 compared to $1,785,964 used in 2013.  Much of the increase in cash used in operating activities was associated with the reduction in liabilities, with accounts payable and accruals decreasing $1,297,507 to $973,220 for the year ended June 30, 2014 from $2,270,727 for the same period in 2013.  Convertible debentures and derivative financial liabilities were eliminated for the year ended June 30, 2014, which represented a reduction of $588,929 from the year ended June 30, 2013.

For the year ended June 30, 2014, our cash provided by financing activities was $1,984,219 compared to $2,146,099 provided in 2013, represented by proceeds of $1,695,696 from issuance of common stock (2013 - $2,199,670) share issuance costs of $168,010 (2013-$199,910) proceeds from promissory notes of $394,500 and proceeds from convertible debentures of  $345,000 (2013 - $377,500).  This was offset by repayment of promissory note of $105,000 (2013 - $123,696) and repayment of convertible debentures of $321,132 (2013 - $120,865).

Liquidity and Capital Resources

As of June 30, 2014, we had $199,777 in cash on hand, and we estimate that we will require $3.0 million of additional financing to carry out our business plan and to continue to operate during our fiscal year ending June 30, 2015. Accordingly, management believes that until we generate revenues/income from operations (we have none to date), additional funding will be required to carry out our business plan.

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

The Company has used approximately $28,000,000 in cash from operations since inception in 1996, which has been funded primarily from proceeds from the issuance of common stock. The company has issued warrants which have the potential to yield $12,800,000 calculated as 28,292,715 warrants at a weighted average exercise price of $0.45. In the event the stock price rises to certain levels in the future and that some or all of the warrant holders elect to acquire Common Stock shares by exercising their warrants, prior to the expiry date, the Company may raise additional funds from warrant holders. We have no ability to forecast future stock price movements nor are we able to determine how many warrant holder would elect to acquire shares by exercising their warrants.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2014.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of June 30, 2014 and 2013 and for the years ended June 30, 2014 and 2014, begins on page F-1 of this Annual Report on Form 10-K.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.. Based on this evaluation, as described below, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2014.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Our evaluation was based on the criteria for smaller public companies set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under those criteria, our management concluded that, as of June 30, 2014, our internal control over financial reporting is not effective due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The primary factors contributing to the material weakness, which relates to our financial statement close process, were as follows:

•	Ineffective controls over periodic financial disclosures and reporting processes.

While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US GAAP, based on the material weakness identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

•	On June 9, 2014 the Integral Board approved the retention of the Myriad CPA Group to provide all transactional bookkeeping and accounting services, perform a qualified, independent review over all significant transactions included in our financial reports as well as our period-end financial disclosures included in our periodic filings for our quarterly and annual SEC financial filing data.

•	We defined our cash disbursement process and established a two-stage approval and release process for all disbursements.

Management believes the actions described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting. Our management intends to substantially complete these identified remedial actions during the fiscal year ended June 30, 2015.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are neither “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

No significant changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

N/A

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the directors and executive officers of Integral Technologies, Inc as of September 25, 2014:

Name	Age	Position with Company	Director of Company Since

Doug Bathauer	49	Director, CEO, President and Treasurer	November 2012

William A. Ince	63	Director, Secretary	February 1996

James Eagan	51	Director, Chairman	January 2011

W. Bartlett Snell	62	Chief Financial Officer	February 2014

Richard Blumberg	65	Independent Director	November 2012

James Eagan
(Director and Chairman)

Mr. Eagan is the Chairman of Integral Technologies, Inc, and on January 23, 2014 he was appointed Chief Executive Officer of ElectriPlast Corporation. Mr. Eagan replaced the previous ElectriPlast CEO, Herbert Reedman, who resigned as president and director of Integral Technologies, Inc.

James Eagan is a former satellite telecommunications executive and a co-founder of ORBCOMM, LLC. As Executive Vice President, Chief Marketing Officer and Director of ORBCOMM, he was responsible for developing a new business model, slashing costs, raising capital, and growing the subscriber base.

 He led pioneering efforts in the mobile satellite industry where he was responsible for launching low cost satellite services in North America and Asia Pacific. Prior to ORBCOMM, Mr. Eagan was with Lockheed Martin and started his career as a naval officer. He is a graduate of the University of California Los Angeles and received his MBA from George Washington University.

Doug Bathauer
(Director, CEO, President and Treasurer)

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

W. Bartlett Snell
(CFO)

On February 20, 2014, the board of directors of the Company appointed Bart Snell as Chief Financial Officer of the Company, effective immediately. Mr. Snell is responsible for all accounting, planning, and treasury operations of the company as well as an active contributor to the strategic direction of the Company.

Since September 2007, Mr. Snell has served as CEO of PowerSource Solutions, Inc., an outsource executive consulting company. From June 2004 until September 2007, Mr. Snell served as CFO and General Manager of Aptara Corp., a publishing services company. From February 1999 until July 2002, Mr. Snell served as Senior Vice President and CFO of Motient Corp. (previously American Mobile Satellite Corp.), a terrestrial and satellite wireless network provider company. Mr. Snell started his career at IBM Corp, where he served in a number of increasingly senior positions including CFO, IBM Australia. Mr. Snell received his Bachelor of Science from the University of Virginia in Commerce (Accounting) and his MBA from the University of Texas.

William A. Ince
(Director, Secretary)

Mr. Ince, a co-founder of our Company (since 1996), has been responsible for the development and implementation of corporate strategies and playing a key role in bringing our groundbreaking ‘ElectriPlast®’ technology to the marketplace.

Mr. Ince brings with him a background as a professional accountant and experience from management positions in finance and operations in several private companies. For the last 30 years he has been leveraging his extensive industry experience to deliver results focused business strategies. He has consulted to both private and public companies in the areas of marketing and finance, as well as turn-around situations.

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

Non-Executive Officer

Mohamed Zeidan-
(Chief Technology Officer)

Mr. Zeidan is the Company’s Chief Technology Officer, and is located at the company’s Detroit Tech Center. Previously, starting in 2009 he served in a similar capacity as an outside consultant. Mr. Zeidan has over 25 years of experience in automotive engineering and engineering management. Mr. Zeidan was the Chief Technology Officer and Director of Hybrid Engineering at Lear, creating the Hybrid Engineering Department that developed innovative technologies resulting in major business growth. Prior to Lear, he worked at United Technologies Automotive (“UTA”) for nearly 14 years in Advanced Engineering for many Global OEM programs-from Advance Phase through Production Launch, managing the complete life cycle of the technology.

Mr. Zeidan and his team identify partners for joint development opportunities where ElectriPlast® is introduced into the customers products and taken through product implementation, including prototype testing to secure technology approval and validation, resulting in a contract award to the Company.

Slobodan Pavlovic-
(Vice President, Engineering)

Mr. Pavlovic is Vice President of Engineering, and is located at the Company’s Detroit Tech Center. Pavlovic, an innovator in conductive plastic applications and a veteran of the auto and aircraft industry, brings more than 34 years of experience in advanced engineering to the Company. His world-class engineering expertise is another critical element advancing ElectriPlast's transformative impact on a variety of product materials by reducing weight while preserving key conductive and shielding properties.

Pavlovic spent the past eight years at Lear Corporation serving as Vice President of Global High Voltage/High Power (HV/HP) Systems and Components. He led Lear's advanced engineering groups making Lear a leader in the use of conductive plastics for HV/HP applications. Prior to Lear, Mr. Pavlovic spent five years at Amphenol Tuchel Electronics, a leader in connectors, serving as Director of Advanced Engineering. Pavlovic spent six years as a Manager and Director of Advanced Engineering at FCI, a supplier of electronic and electrical interconnect systems. There, he served as the "Subject Matter Expert" leading and directing multidisciplinary engineering groups in the development and launch of new technologies and products. Mr. Pavlovic also spent 12 years in development of jet engines and engine accessories at Air Depot Orao.

Board Committees

Our Company has a Board of Directors that is currently comprised of four members. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed.

Our Board of Directors does not currently have any committees and as such the Board as a whole carries out the functions of audit, nominating and compensation committees. We expect our Board of Directors, in the future, to appoint an audit committee, a nominating committee and a compensation committee and to adopt charters relative to each such committee. We intend to appoint such persons to committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange.

The Board of Directors selects our independent public accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors.

Audit Committee Financial Expert

We do not currently have an “audit committee financial expert” as defined under Item 407(e) of Regulation S-K. As discussed above, our Board of Directors plans to form an Audit Committee. In addition, the Board is actively seeking to appoint an individual to the Board of Directors and the Audit Committee who would be deemed an audit committee financial expert.

Code of Ethics

On September 20, 2004, the Board of Directors established a written code of ethics that applies to each of our senior executive officers. A copy of that code is available on our corporate website at http://www.itkg.com. A copy of our Code of Business Conduct and Ethics will also be provided free of charge upon request to: Secretary, Integral Technologies Inc. 805 West Orchard Dr. Suite 7, Bellingham WA 98225.

Section 16(a) Beneficial Ownership Reporting Compliance (update)

Section 16(a) of the Securities Exchange Act of 1934 requires our Company's officers and directors, and persons who own more than 10% of a registered class of our Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received or written representations from certain reporting persons, we believe that, during the year ended June 30, 2014, all Section 16(a) filing requirements applicable to our officers, directors and ten percent shareholders were timely complied with by such persons, except for the following: (1) William S. Robinson filed a late Form 4 on September 27, 2010 regarding the acquisition of 500,000 options for the purchase of Common Stock that were granted on July 14, 2009; (2) William A. Ince filed a late Form 4 on September 27, 2010 regarding the acquisition of 500,000 options for the purchase of Common Stock on July 14, 2009; and (3) Richard P. Blumberg, a 10% security holder, filed a late Form 3 on June 28, 2010 relating to the acquisition of Common Stock on December 9, 2009.

ITEM 11. EXECUTIVE COMPENSATION

The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to our executive officers, and other individuals for whom disclosure is required, for all services rendered in all such capacities to Integral and our subsidiaries.

Summary Compensation Table

The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, to or for Integral’s principal executive officer and two other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”), during the fiscal years ended June 30, 2014 and 2013.

Name and Principal Position	Fiscal Year Ended June 30	Salary ($)	Bonus ($)	Stock Awards(n1)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($) (n2)	Total ($)
James Eagan	2014	$198,000		-0-	-0-	-0-	$	- -0-	$-0-	$198,000
Chairman, Director Chief Executive Office of wholly owned subsidiary ElectriPlast Corp	2013	$168,000	-0-	$-0-	$-0-	0-0-	$	- -0-	$-0-	$168,000

Doug Bathauer	2014	$198,000	-0-	$-0-	-0-	-0-		-0-	$-0	$198,000
Chief Executive Officer, Treasurer, Director	2013	$150,000	-0-	$-0-	-0-	-0-		-0-	$-0	$150,000

William A. Ince	2014	$220,000	-0-	$-0-	-0-	-0-		-0-	$23,189	$243,189
Accounting Officer, Secretary, Director	2013	$220,000	-0-	$-0-	-0-	-0-		-0-	$23,189	$243,189

(n1)	Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to ASC 718. ASC 718 requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description ASC 718 and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this report.

(n2)	In 2014 and 2013, William A. Ince received an automobile expense allowance of $18,000.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common stock purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of June 30, 2014.

Option Awards						Stock Awards

			Equity Incentive Plan Awards:					Equity Incentive Plan Awards:	Equity Incentive Plan Awards:

Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

William A. Ince (n1)	415,000	0	0	$1.00	7/31/2014	0	0	0	0
	500,000	0	0	$0.25	12/31/2014

Doug Bathauer (n2)	250,000	0	0	$0.25	12/31/2015	0	0	0	0
	125,000	0	0	$0.25	12/31/2014

James Eagan	100,000	0	0	$085	06/01/2014	0	0	0	0
	100,000	0	0	$0.85	12/01/2014
	100,000	0	0	$085	06/01/2015	0	0	0	0
	100,000	0	0	$0.85	12/01/2015
	100,000	0	0	$0.85	06/01/2016	0	0	0	0
	100,000	0	0	$0.85	06/01/2016	0	0	0	0

(n1)	Mr. Ince holds the following options: On July 1, 2002, Mr. Ince was granted an option to acquire 415,000 shares of common stock at an exercise price of $1.00 per share. In June 2007, the expiration date of these options was extended until December 31, 2010 and on April 10, 2010 the expiration date of these options was extended to July 31, 2014. On July 14, 2009 Mr. Ince was granted an option to acquire 500,000 shares of common stock at an exercise price of $0.25 per share. These options are exercisable after January 1, 2010 and expire on December 31, 2014.

(n2)	Mr. Bathauer holds the following options: 250,000 options to acquire 250,000 shares of common stock at an exercise price of $0.25 per share which expire on December 31, 2015. Mr. Bathauer also holds 125,000 options to acquire 125,000 shares of common stock at an exercise price of $0,25 and expire on December 31, 2014.

Compensation of Directors

The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, to or for Integral’s non-employee directors during the last completed fiscal year ended June 30, 2014.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Richard Blumberg	$8,000	-0-	-0-	-0-			$8,000

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

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

In the event of termination without cause, Mr. Ince is entitled to one year’s compensation as severance.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock

The following table sets forth, as of June 30, 2014 the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral’s common stock, each director and executive officer individually and all directors and executive officers of Integral as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

Name and Address of Beneficial Owner (n1)	Amount and Nature of Beneficial Ownership(n2)	Percent of Class (n3)
Executive Officers and Directors:
Doug Bathauer 805 West Orchard Dr. Suite #7 Bellingham WA 98225	493,823.5%
William A. Ince 805 W. Orchard Dr., Suite #7 Bellingham, WA 98225	3,176,925	3.2%
Bart Snell P.O. Box1271 Mac Lean VA 22101	286,000.29%
James Eagan 805 West Orchard Dr. Suite 7 Bellingham WA 98225	1,600,000	1.6%
Richard P. Blumberg (n4)	7,731,142 (n4)	7.8%
All executive officers and directors as a group (5 persons)	13,287,890	13.4%

(n1)	Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(n2)	Includes vested options beneficially owned but not yet exercised and outstanding, if any.

(n3)	Based upon 98,985,442 shares issued and outstanding, plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(n4)	Based on information contained in Schedule 13G filed with the SEC on February 5, 2012, filed by Richard P. Blumberg whose address is 2357 Hobart Ave. S.W., Seattle, WA 98116. Richard P. Blumberg has sole voting power with respect to 4,940,667 and has shared voting power over 2,790,475 shares.

Equity Compensation Plan Information

The following information concerning the Company’s equity compensation plans is as of the end of the fiscal year ended June 30, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	5,250,000	$0.43	2,639,500
Total	5,250,000	$0.43	2,639,500

As of June 30, 2014, Integral has three Employee Benefit and Consulting Services Compensation Plans (the “Plans”) in effect.

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

ITEM 14. DIRECTOR INDEPENDENCE

Our Board of Directors is comprised of four members, Doug Bathauer, William A. Ince, James Eagan and Mr. Richard Blumberg. Mr. Bathauer, Mr. Ince and Mr. Eagan also serve as executive officers of the Company. We have one independent director at this time being Mr. Richard Blumberg.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by SRLLP for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-Q during fiscal years ended June 30, 2014 and 2013 were $72,981 and $70,500, respectively. On June 9, 2014 the board approved the dismissal of Smythe Ratcliffe LLP and the appointment of Baker Tilly Virchow Krause, LLP. As such the Company will incur charges from Baker Tilly going forward.

Audit-Related Fees

There were no other fees billed by SRLLP or Baker Tilly Virchow Krause, LLP during the last two fiscal years that were reasonably related to the performance of the audit or review of our Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no fees billed for professional services rendered by SRLLP or Baker Tilly Virchow Krause, LLP for tax compliance services in fiscal years ended June 30, 2014 and 2013, respectively.

All Other Fees

There were no other fees billed by SRLLP or Baker Tilly Virchow Krause, LLP during the last two fiscal years for products and services provided.

The Board of Directors selects our independent public accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors.

ITEM 15. EXHIBITS

Exhibit No.	Description

3.03	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.03 of Integral’s quarterly report on Form 10-QSB for the period ended March 31, 2006.)

3.04	Bylaws, as amended and restated on December 31, 1997. (Incorporated by reference to Exhibit 3.04 of Integral’s quarterly report on Form 10-QSB for the period ended March 31, 2006.)

4.01	Form of Warrant issued to the investors in the March 2014 private placement Incorporated by reference to Exhibit4.1 of Integral’s Current Report Form 8-K dated March 31, 2014 (filed April 7, 2014).)

10.12	Integral Technologies, Inc. 2001 Stock Plan dated January 2, 2001, as amended December 17, 2001. (Incorporated by reference to Exhibit 10.12 of Integral’s registration statement on Form S-8 (file no. 333-76058).)

10.15	Integral Technologies, Inc. 2003 Stock Plan dated April 4, 2003 (Incorporated by reference to Exhibit 10.15 of Integral’s registration statement on Form S-8 (file no. 333-104522).)

10.18	Grant of Option dated June 17, 2005 between Integral and Thomas Aisenbrey. (Incorporated by reference to Exhibit 10.18 of Integral’s Current Report Form 8-K dated June 17, 2005 (filed June 23, 2005).)

10.19	Agreement between the Company and The QuanStar Group, LLC dated June 20, 2005. (Incorporated by reference to Exhibit 10.18 of Integral’s Current Report Form 8-K dated June 17, 2005 (filed June 23, 2005).)

10.20	Patent License Agreement between the Company and Heatron, Inc. dated March 17, 2006. (Incorporated by reference to Exhibit 10.20 of Integral’s Current Report Form 8-K dated March 17, 2006 (filed April 11, 2006).)

10.21	Patent License Agreement between the Company and Jasper Rubber Products, Inc. dated August 25, 2006. (Incorporated by reference to Exhibit 10.21 of Integral’s Current Report Form 8-K dated August 25, 2006 (filed September 19, 2006).)

10.22	Grant of Option dated November 6, 2006 between Integral and Thomas Aisenbrey. (Incorporated by reference to Exhibit 10.22 of Integral’s Quarterly Report on Form 10-QSB for the period ended September 30, 2006.)

10.23	Manufacturing Agreement between Integral and Jasper Rubber Products, Inc. dated November 22, 2006. (Incorporated by reference to Exhibit 10.23 of Integral’s Current Report on Form 8-K dated November 27, 2006 (filed December 4, 2006).)

10.24	Patent License Agreement between Integral and ADAC Plastics, Inc. d/b/a ADAC Automotive, dated November 28, 2006. (Incorporated by reference to Exhibit 10.24 of Integral’s Current Report on Form 8-K dated December 18, 2006 (filed December 20, 2006).)

10.25	Patent License Agreement between Integral and Esprit Solutions Limited, dated December 18, 2006. (Incorporated by reference to Exhibit 10.25 of Integral’s Current Report on Form 8-K dated January 9, 2007 (filed January 19, 2007).)

10.26	Patent License Agreement between Integral and Knowles Electronics, LLC, dated January 18, 2007. (Incorporated by reference to Exhibit 10.26 of Integral’s Quarterly Report on Form 10-QSB for the period ended December 31, 2006.)

10.27	Agreement between Integral and Visionary Innovations, Inc., dated February 16, 2007. (Incorporated by reference to Exhibit 10.27 of Integral’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.)

10.28	Amendment One to Manufacturing Agreement between Integral and Jasper Rubber Products, Inc. dated July 19, 2007. (Incorporated by reference to Exhibit 10.28 of Integral’s Current Report on Form 8-K dated July 19, 2007 (filed July 30, 2007).)

10.29	Integral Technologies, Inc. 2009 Stock Option Plan dated July 14, 2009. (Incorporated by reference to Exhibit 10.29 of Integral’s Current Report on Form 10-KSB dated September 29, 2009 (filed September 29, 2009)) .

10.30	Employment Agreement between Integral and William Robinson dated July 14, 2009. (Incorporated by reference to Exhibit 10.30 of Integral’s Current Report on Form 10-KSB dated September 29, 2009 (filed September 29, 2009)).

10.31	Employment Agreement between Integral and William Ince dated July 14, 2009. (Incorporated by reference to Exhibit 10.31 of Integral’s Current Report on Form 10-KSB dated September 29, 2009 (filed September 29, 2009)).

10.32	Consulting Agreement between Integral and Mohamed Zeidan dated August 10, 2009. (Incorporated by reference to Exhibit 10.32 of Integral’s Current Report on Form 10-KSB dated September 29, 2009 (filed September 29, 2009)).

10.33	Consulting Agreement between Integral and James Eagan dated December 1, 2010. (Incorporated by reference to Exhibit 10.33 of Integral’s Current report on Form 10-k dated September 28, 2011 (filed September 28, 2011)).

10.34	Consulting Agreement between Integral and Herbert C. Reedman dated April 15, 2011. . (Incorporated by reference to Exhibit 10.34 of Integral’s Current report on Form 10-k dated September 28, 2011 (filed September 28,2011)).

10.35	Consulting Agreement between Integral and Stephen Neu dated June 1, 2011. (Incorporated by reference to Exhibit 10.35 of Integral’s Current report on Form 10-k dated September 28, 2011 (filed September 28,2011)).

10.36	Consulting Agreement between Integral and Paul MacKenzie dated June 1, 2011. (Incorporated by reference to Exhibit 10.36 of Integral’s Current report on Form 10-k dated September 28, 2011 (filed September 28, 2011)).

10.37	Separation Agreement between Integral and William Robinson dated November 8, 2012. . (Incorporated by reference to Exhibit 10.37 of Integral’s Current report on Form 10-K for the fiscal year ended June 30, 2013 (filed September 30, 2013)

10.38	Separation Agreement between Integral and Steven Neu dated June 13, 2013. (Incorporated by reference to Exhibit 10.38 of Integral’s Current report on Form 10-K for the fiscal year ended June 30, 2013 (filed September 30, 2013)

10.39	Consulting Agreement Extension between Integral and Mo Zeidan dated June 20,2013. (Incorporated by reference to Exhibit 10.38 of Integral’s Current report on Form 10-K for the fiscal year ended June 30, 2013 (filed September 30, 2013)

10.40	License Agreement between Integral and Hanwha L&C Corp. dated June 19, 2013. †

10.41	Separation Agreement between Integral and Herbert Reedman dated May 21, 2014. (filed herewith)

10.42	Separation Agreement between Integral and Paul Mackenzie dated March 20, 2014. (filed herewith)

10.43	Manufacturing and Services Agreement between Integral and Integral Asia dated February 28, 2014 (filed herewith).

10.44	Amended Separation Agreement between Integral and William Robinson dated May 1, 2014. (filed herewith)

10.45	Form of Subscription Agreement by and among Integral Technologies, Inc. and the investors in the March 2014 private placement. Incorporated by reference to Exhibit 10.1 of Integral’s Current Report Form 8-K dated March 31, 2014 (filed April 7, 2014).)

10.46	Report of Registered Independent Public Accounting Firm, Smythe Ratcliffe, LLP (file herewith)

14.1	Code of Ethics adopted September 20, 2004. (Incorporated by reference to Exhibit 14.1 of Integral’s annual report on Form 10-KSB for the period ended June 30, 2004.)

21.4	List of Subsidiaries. (file herewith)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

† Confidential treatment has been granted for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL TECHNOLOGIES, INC

Dated: September 30, 2014	/s/ Douglas Bathauer
Douglas Bathauer, Chief Executive Officer

/s/ W. Bartlett Snell
W. Bartlett Snell, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas Bathauer	Director	September 30, 2014
Douglas Bathauer

/s/ W. Bartlett Snell	CFO	September 30, 2014
W. Bartlett Snell

/s/ James Eagan	Director	September 30, 2014
James Eagan

/s/ William A Ince	Director	September 30, 2014
William A Ince

/s/ Richard Blumberg	Independent Director	September 30, 2014
Richard Blumberg

ALL DIRECTORS AND EXECUTIVE OFFICERS IDENTIFIED IN ITEM 9 NEED TO SIGN THE 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Integral Technologies, Inc.
Bellingham, WA
We have audited the accompanying consolidated balance sheet of Integral Technologies, Inc. as of June 30, 2014, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integral Technologies, Inc. as of June 30, 2014 and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the company has suffered recurring losses from operations, needs additional working capital and has a stockholders’ deficit.  These factors raise substantial doubt about its ability to continue as a going concern.  Managements plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
September 30, 2014

Integral Technologies, Inc.
Consolidated Balance Sheets
As of June 30, 2014 and 2013

ASSETS	2014	2013
Current assets:
Cash and cash equivalents	$199,777	$532,308
Accounts receivable	-	250,000
Prepaid expenses	23,831	20,232

Total current assets	223,608	802,540
Property and equipment, net	27,821	-
Total Assets	$251,429	$802,540

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accruals	$973,220	$2,270,727
Notes payable	60,000	-
Deferred revenue	50,000	25,000
Convertible debentures	-	174,827
Derivative financial liabilities	-	414,102
Redeemable preferred stock	-	180,000
Total current liabilities	1,083,220	3,064,656

Non-current liabilities:
Notes payable	229,500	-
Deferred revenue	420,833	225,000
Redeemable preferred stock	-	120,000
Total non-current liabilities	650,333	345,000

Total Liabilities	1,733,553	3,409,656

Commitments and contingencies

Stockholders' Deficit
Preferred stock and paid-in capital in excess of $0.001 par value, 20,000,000 shares authorized, 0 (2013 - 237,950) issued and outstanding	-	237,950
Common stock and paid in capital in excess of $0.001 par value, 150,000,000 shares authorized, 98,985,442 (2013 - 76,748,839) issued and outstanding	46,832,941	41,204,935
Promissory notes receivable from shareholders	-	(29,737)
Share subscriptions and obligations to issue shares	188,635	13,400
Accumulated other comprehensive income	46,267	46,267
Accumulated deficit	(48,549,967)	(44,079,931)
Total stockholders' deficit	(1,482,124)	(2,607,116)

Total Liabilities and Stockholders' Deficit	$251,429	$802,540

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.
Consolidated Statements of Operations
For the fiscal years ended June 30, 2014 and 2013

	2014	2013

License revenue	$29,167	$-

Expenses:
Cost of revenues earned	-	-
Selling, general, and administrative expenses	3,460,272	3,482,115
Research and development	67,628	89,198
Termination agreement settlement	675,000	-

Total expenses	4,202,900	3,571,313

Other income	(199,205)	(272,457)
Other expense	150,076	320,537
Interest expense	401,904	130,397

Loss before income taxes	(4,526,508)	(3,749,790)

Provision for income taxes	-	-

Net Loss	$(4,526,508)	$(3,749,790)

Preferred stock dividends	(15,460)	(15,460)

Loss attributable to common shareholders	$(4,541,968)	$(3,765,250)

Net loss per share - basic	$(0.05)	$(0.06)

Weighted average number of common shares outstanding	85,935,461	68,354,944

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.
Consolidated Statements of Stockholders' Deficit
For the fiscal years ended June 30, 2014 and 2013

	Number of Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Number of Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable From Shareholders	Shares Subscriptions and Obligations to Issue Shares	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balance June 30, 2012	62,368,653	$37,655,315	308,538	$308,538	$(29,737)	$191,600	$46,267	$(40,314,166)	$(2,142,183)
Shares issued for
Services	2,247,500	974,125	-	-	-	-	-	-	974,125
Cash, net	11,202,304	2,191,360	-	-	-	(191,600)	-	-	1,999,760
Settlement of convertible debentures	930,382	252,456	-	-	-	-	-	-	252,456
Dividends on preferred stock	-	-	-	-	-	-	-	(15,460)	(15,460)
Redeemable preferred stock	-	-	-	(70,588)	-	-	-	(229,412)	(300,000)
Gain on extinguishment of debt	-	-	-	-	-	-	-	228,897	228,897
Subscriptions received	-	-	-	-	-	13,400	-	-	13,400
Stock-based compensation	-	131,679	-	-	-	-	-	-	131,679
Net loss for year	-	-	-	-	-	-	-	(3,749,790)	(3,749,790)
Balance June 30, 2013	76,748,839	41,204,935	308,538	237,950	(29,737)	13,400	46,267	(44,079,931)	(2,607,116)
Shares issued for
Services	2,126,666	828,283	-	-	-	-	-	-	828,283
Cash:
Warrants exercised	1,743,030	296,321	-	-	-	-	-	-	296,321
Private placements	8,171,250	1,399,375	-	-	-	(13,400)	-	-	1,385,975
Settlement of convertible debentures	3,379,734	1,122,933	-	-	-	-	-	-	1,122,933
Settlement of debt	6,433,772	1,809,031	-	-	-	-	-	-	1,809,031
Preferred shares converted	382,151	103,567	(103,567)	(103,567)				-	-
Share issues costs	-	(168,010)	-	-	-	-	-	-	(168,010)
Dividends on preferred stock	-	-	-	-	-	-	-	(15,460)	(15,460)
Redeemable preferred stock	-	-	(204,971)	(134,383)	-	-	-	71,932	(62,451)
Subscriptions received	-	-	-	-	-	158,625	-	-	158,625
Stock-based compensation	-	266,243	-	-	-	-	-	-	266,243
Promissory note written off	-	(29,737)	-	-	29,737	-	-	-	-
Obligation to issue shares	-	-	-	-	-	30,010	-	-	30,010
Net loss for year	-	-	-	-	-	-	-	(4,526,508)	(4,526,508)
Balance June 30, 2014	98,985,442	$46,832,941	-	$-	$-	$188,635	$46,267	$(48,549,967)	$(1,482,124)

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.
Consolidated Statements of Cash Flows
For the fiscal years ended June 30, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net loss	$(4,526,508)	$(3,749,790)
Items not involving cash
Depreciation	417	-
Stock issued for consulting services	828,283	974,125
Stock-based compensation	266,243	131,679
Interest on convertible debentures	360,060	112,328
Fair value loss on derivative financial liabilities	-	320,537
Net gain on settlement of convertible debentures	-	(26,189)
Loss on extinguishment of convertible debentures	150,076	-
Gain on extinguishment of accounts payable	(198,654)	(246,022)
Termination settlement agreement	675,000	-
Redemption of preferred stock	71,932
Changes in working capital	84,639	697,368
Net cash used in operating activities	(2,288,512)	(1,785,964)
Cash flows from investing activities:
Purchase of property, equipment and intangible assets	(28,238)	-
Net cash used in investment activities	(28,238)	-
Cash flows from financing activities:
Repayment of promissory notes	(105,000)	(123,696)
Proceeds from promissory notes	394,500	-
Proceeds from issuance of common stock	1,695,696	2,199,670
Share issue costs	(168,010)	(199,910)
Subscriptions received	158,625	13,400
Proceeds from convertible debentures	345,000	377,500
Repayment of convertible debentures	(321,132)	(120,865)
Preferred stock dividend	(15,460)	-
Net cash provided by financing activities	1,984,219	2,146,099
Increase (decrease) in cash and cash equivalents	(332,531)	360,135
Cash and cash equivalents, beginning of year	532,308	172,173
Cash and cash equivalents, end of year	$199,777	$532,308

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

Integral Technologies, Inc. (the “Company” or “Integral”) was incorporated under the laws of the state of Nevada on February 12, 1996 and has its head office in Bellingham, Washington, USA. The Company is in the business of researching, developing and commercializing new electrically-conductive resin-based materials called ElectriPlast.

The Company will be devoting all of its resources to the research, development and commercialization of its ElectriPlast technology.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are presented in United States dollars.

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Integral Vision Systems, Inc. ("IVSI"), Antek Wireless Inc. ("Antek") and Electriplast Corp. (formerly Plastenna, Inc.) (“Electriplast”), and its 76.625%-owned subsidiary, Emergent Technologies Corp. ("ETC"), which is currently inactive.  ETC's noncontrolling interest balance is immaterial to the financial statements.  All intercompany balances and transactions have been eliminated.

Basic and Diluted Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods. Our preferred stock are considered to be participating securities as they are entitled to participate in undistributed earnings with shares of common stock.

Stock issued in exchange for services

The valuation of common stock issued in exchange for services to non-employees is valued at an estimated fair market value of the Company’s stock price based upon trading, sales and other issuances of the Company's common stock.Stock-based compensation expense related to awards to non-employees is recognized based on the then-current fair value at each measurement date over the associated service period of the award, which is generally the vesting term, using the accelerated attribution method. The fair value of non-employee stock options is estimated using the Black-Scholes valuation model with assumptions generally consistent with those used for employee stock options, with the exception of the expected term, which is the remaining contractual life at each measurement date.

Revenue recognition

The Company has not generated significant revenue since inception. Although the Company has begun to receive some revenue from the sale of material for commercial applications, the Company is devoting substantially all its efforts to developing the business.  Most revenues to date are recorded against research and development expenditures.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

As discussed in Note 15, the Company signed a ten year license agreement with Hanwha L&C, of South Korea.  For license agreements that the Company enters into, revenue is recognized when all four of the following criteria are met: (i) a contract is executed, (ii) the contract price is fixed and determinable, (iii) delivery of the service or products has occurred, and (iv) collectability of the contract amounts is reasonably assured.

The Company’s license agreements can provide for upfront license fees, maintenance payments, and/or substantive milestone payments.  In accordance with revenue recognition guidance, the Company identifies all of the deliverables at the inception of the agreement.  License fees which are nonrefundable fees will be evaluated for standalone value to the licensor and may be recognized upon delivery pursuant to terms of the agreement.  Upfront nonrefundable fees associated with license and development agreements where the Company has continuing involvement that does not meet the requirement of a separate deliverable are recorded as deferred revenue and recognized over the estimated service period.

 Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $47,287 and $12,969 for the years ended June 30, 2014 and 2013, respectively.

Foreign currency translation

The Company’s functional and reporting currency is the US dollar.  Transactions and balances for the Company’s operations that are not in US dollars are translated into US dollars at the exchange rates in effect at the balance sheet dates for monetary assets and liabilities, and at historical exchange rates for non-monetary assets and liabilities.  Revenues and expenses are translated at the rate of exchange on the date of the transaction, except for amortization and depreciation, which are translated on the same basis as the related assets.  Resulting translation gains or losses are included in the consolidated statements of operations.  The foreign currency impact on the consolidated financial statements is immaterial.

Research and development

Research and development expenditures are charged to operations as incurred.

During the fiscal year ended June 30, 2014, the Company sold sample products totalling $0 (fiscal year ended June 30, 2013 - $30,458). This amount has been credited against research and development expenses.

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

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Compound financial instruments

The Company has recorded as an embedded derivative liability for the potential payments that would be made to holders of the convertible notes upon conversion. The embedded derivative liability is initially recorded at fair value, with gains and losses arising from changes in fair value recognized in the consolidated statements of operations at each period end while such instruments are outstanding. The liability is being valued using a Black-Scholes Model and was terminated upon the conversion of the notes into common shares in the year ended June 30, 2014 (refer to Note 13).

Fair value measurements

Assets and liabilities recorded at fair value in the balance sheets are categorized based upon the level of judgement associated with the inputs used to measure their fair value. For certain of the Company’s financial instruments including cash and cash equivalents and accounts payable, the carrying values approximate fair value due to their short-term nature.

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

Cash and cash equivalents, as well as accounts payable and notes payable are deemed to be Level 1.  The fair value measurement of the embedded derivative liability was classified as a Level 3 measurement as further discussed under Fair Value Measurements.

Income taxes

The Company uses the asset and liability approach in its method of accounting for income taxes that requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  A valuation allowance against deferred tax assets is recorded if based upon weighted available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority is recognized at the largest amount that is more likely than not to be sustained.  No portion of an uncertain tax position will be recognized if the position has less than a 50% likelihood of being sustained.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

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

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives using the straight-line method of depreciation.

Reclassifications:

For comparability certain 2013 amounts have been reclassified to conform to classifications adopted in 2014. These reclassifications did not have a material impact to the 2013 consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The requirements are effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. We are evaluating the impact of the amended revenue recognition guidance on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s financial statements.

NOTE 3 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $4,526,508 for the fiscal year ended June 30, 2014 (year ended June 30, 2013 - $3,749,790), and an accumulated deficit of $48,549,967 and a working capital deficiency of $859,612 as at June 30, 2014 ( year ended June 30, 2013 - $2,262,116).  The Company has not yet commenced revenue-producing operations and has significant expenditure requirements to continue to advance research, developing and commercializing its conductive plastics technology, ElectriPlast. The Company estimates that, without further funding, it will deplete its cash resources within three months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 3 - GOING CONCERN, CONTINUED

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

NOTE 4 - PROPERTY AND EQUIPMENT

As of June 30, 2014 and 2013, property and equipment consisted of the following:

	June 30, 2014	June 30, 2013
Equipment	$98,975	$96,637
Furniture and fixtures	96,279	96,279
Leasehold improvements	29,567	3,667
	224,821	196,583
Less: accumulated depreciation	(197,000)	(196,583)
Property and equipment, net	$27,821	$-

Depreciation expense for the fiscal years ended June 30, 2014 and 2013 was $417 and $0, respectively.

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common stock

During the year ended June 30, 2013, the Company completed nine private placements.

(i)	The first private placement amounted to $186,600, for the issuance of 533,140 units consisting of common stock at $0.35 per share and warrants at $0.001 per warrant to purchase 799,708 shares of common stock on or before August 31, 2014 at an exercise price of $0.70 per share.

(ii)	The second private placement amounted to $422,297, for the issuance of 1,398,333 units consisting of common stock at $0.30 per share and warrants at $0.001 per warrant to purchase 2,796,666 shares of common stock on or before August 31, 2014 at an exercise price of $0.60 per share.

(iii)	The third private placement amounted to $143,769, for the issuance of 363,296 units consisting of common stock at $0.30 per share and 100,000 units consisting of common stock at $0.35 and warrants at $0.001 per warrant to purchase 926,604 shares of common stock on or before September 30, 2014 at an exercise price of $0.50 per share.

(iv)	The fourth private placement amounted to $5,000, for the issuance of 14,285 units consisting of common stock at $0.35 per share and warrants at $0.001 per warrant to purchase 21,421 shares of common stock on or before February 28, 2014 at an exercise price of $0.70 per share.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT, CONTINUED

(v)	The fifth private placement amounted to $414,954, for the issuance of 2,075,000 units consisting of common stock at $0.20 per share and warrants at $0.001 per warrant to purchase 4,150,000 shares of common stock on or before January 31, 2015 at an exercise price of $0.50 per share.

(vi)	The sixth private placement amounted to $598,650, for the issuance of 2,368,250 units consisting of common stock at $0.20 per share and 1,250,000 units consisting of common stock at $0.10 and warrants at $0.001 per warrant to purchase 4,736,500 shares of common stock on or before February 28, 2015 at an exercise price of $0.50 per share.

(vii)	The seventh private placement amounted to $20,000, for the issuance of 100,000 units consisting of common stock at $0.20 per share and warrants at $0.001 per warrant to purchase 200,000 shares of common stock on or before February 28, 2015 at an exercise price of $0.50 per share.

(viii)	The eighth private placement amounted to $115,000, for the issuance of 575,000 units consisting of common stock at $0.20 per share and warrants at $0.001 per warrant to purchase 1,150,000 shares of common stock on or before May 25, 2015 at an exercise price of $0.50 per share.

(ix)	The ninth private placement amounted to $485,000, for the issuance of 2,425,000 units consisting of common stock at $0.20 per share and warrants at $0.001 per warrant to purchase 4,850,000 shares of common stock on or before May 25, 2015 at an exercise price of $0.50 per share.

Share issue costs to complete the private placements totaled $199,910.

The Company determined that the warrants did not contain any provisions that would preclude equity treatment.

The holder of a convertible debenture converted $139,000 of principal to 930,382 shares of the Company’s common stock resulting in $252,456, representing the present value of convertible debenture and the fair value of derivative liability recorded, allocated to equity, see note 13.

The Company issued 2,247,500 shares of common stock as consideration for consulting services.  These shares have been recorded at a value of $974,125 representing the fair value of the shares on the date of issuance.

During the fiscal year ended June 30, 2014, the Company completed four private placements:

(i)	The first private placement amounting to $13,400 for the issuance of 44,000 units consisting of common stock and warrants. 20,000 units were issued at $0.25 per unit and 24,000 units were issued at $0.35 per unit. Warrants were issued at $0.001 per warrant to purchase 88,000 shares of common stock on or before July 31, 2015 at an exercise price of $0.50 per share; and

(ii)	The second private placement amounting to $28,951 for the issuance of 144,757 units consisting of common stock at $0.20 per share and warrants at $0.001 per warrant to purchase 144,757 shares of common stock on or before September 13, 2015 at an exercise price of $0.60 per share; and

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT, CONTINUED

(iii)	The third private placement amounting to $1,147,024 was received for subscriptions of 6,744,257 units consisting of common stock at $0.17 per share and warrants at $0.001 per warrant to purchase 6,744,251 shares of common stock on or before eighteen months after the closing date at an exercise price of $0.30 per share. Share issue costs of $88,610 have been accrued for; and

(iv)	The fourth private placement amounting to $210,000 for the issuance of 1,238,236 units consisting of common stock and warrants. 1,238,236 units were issued at $0.17 per unit. Warrants were issued at $0.001 per warrant to purchase 1,238,236 shares of common stock on or before December 1, 2015 at an exercise price of $0.30 per share.

The Company determined that the warrants did not contain any provisions that would preclude equity treatment.

Share issue costs to complete private placements totaled $168,010.

During the fiscal year ended June 30, 2014, the Company issued shares of common stock pursuant to consulting agreements as follows:

(i)	550,000 shares measured at a fair value of $0.50 per share
(ii)	250,000 shares measured at a fair value of $0.36 per share
(iii)	100,000 shares measured at a fair value of $0.30 per share
(iv)	500,000 shares measured at a fair value of $0.29 per share
(v)	185,000 shares measured at a fair value of $0.27 per share

During the fiscal year ended June 30, 2014, the Company issued 541,666 shares of common stock for options vesting prior to the termination agreement (note 16(c)).The shares issued were measured at a fair value of $0.44 per share and recorded as shares issued for services in the statement of stockholders' deficit.

During the fiscal year ended June 30, 2014, the Company issued 3,379,734 shares of common stock in settlement of convertible debentures.  The value of this stock was $1,122,933 ($0.33 per share) measured at fair market value on the date the shares were issued.

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

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT, CONTINUED

On November 8, 2012, a director of the Company resigned from his position as director and CEO of the Company. The Company agreed to redeem 70,588 shares of preferred stock held by the director at $4.25 per share for a total of $300,000 (note 16(a)). As at June 30, 2013, no payments had been made.

On May 1, 2014, the Company entered into an amended agreement whereby the above mentioned liability, remaining preferred stock and stock options were exchanged for 750,000 shares of common stock valued at the share price of $0.26 per share in settlement of the remaining debt (Note 16(a)).  On June 13, 2014 the remaining 103,567 preferred shares were converted into 382,151 shares of common stock.  As of June 30, 2014 there are no outstanding preferred shares of stock.

Stock-based compensation

During the fiscal year ended June 30, 2014, the Company recorded stock-based compensation expense with respect to vested stock options and warrants and modified stock options of $266,243 (2013- $131,679) included in selling, general, and administrative expenses.

Stock-based compensation not yet recognized at June 30, 2014 relating to non-vested stock options and warrants was $23,852 and $0 (June 30, 2013 - $23,633), which will be recognized over a period of 2 years (2013 - 0.59 and 0.27 years), respectively.

Stock options and restricted shares

In January 2001, the Company adopted the Integral Technologies, Inc. 2001 Stock Plan (the "2001 Plan"), a non-qualified stock option plan under which the Company may issue up to 2,500,000 stock options and bonuses of common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company.  This plan was amended during December 2001 to increase the number of common stock options that may be granted from 2,500,000 to 3,500,000 stock options.  As of June 30, 2014, there were 764,500 (2013 - 764,500) common stock options available under this plan.

In April 2003, the Company adopted the Integral Technologies, Inc. 2003 Stock Plan (the "2003 Plan"), and a non-qualified stock option plan under which the Company may issue up to 1,500,000 stock options.  As of June 30, 2014, there were 1,375,000(2013 - 1,375,000) common stock options available under this plan.

During the fiscal year ended June 30, 2010, the Company adopted the Integral Technologies, Inc. 2009 Stock Plan (the "2009 Plan"), and a non-qualified stock option plan under which the Company may issue up to 4,000,000 common stock options.  As of June 30, 2014, there were 500,000 (2013 - 1,275,000 over issued) common stock options available under this plan.

During the fiscal year ended June 30, 2014, the Company entered into an agreement with an employee whereby the employee was granted 150,000 stock options at an exercise price equal to the fair market value on the date the options were granted of $0.25 per share.  The option will be fully vested over a period of 3 years from the date of the employment, with 1/3 of the options vesting each anniversary date.  The options have a term of five year.

During the fiscal year ended June 30, 2014, the Company entered into an agreement with an employee whereby 750,000 stock options were granted at an exercise price equal to the fair market value on the date the options were granted of $0.31 per share.  500,000 of the stock options remain unvested until certain milestones within the agreement are reached.  All the options have a term of 3 years.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT, CONTINUED

Key assumptions

The fair value of the Company’s stock options was estimated on the measurement date using the Black-Scholes option pricing model with the following weighted average assumptions:

	2014	2013
Expected life (years)	3.29	3.17
Interest rate	1.17%	1.09%
Volatility	104.25%	78.50%
Dividend yield	0.00%	0.00%
Estimated forfeitures	0.00%	0.00%

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

Estimated forfeitures: Represents the Company’s historical forfeitures and considers termination behavior as well as analysis of actual option forfeitures.

Stock option activity

The following summarizes information about the Company’s options outstanding:

	Number of Options	Price Per Option	Weighted Average Exercise Price
Outstanding, June 30, 2013	5,900,000	$0.25 to $ 1.00	$0.43
Granted	1,100,000	$0.25 to $ 0.50	$0.34
Cancelled	(1,000,000)	$0.50	$0.50
Forfeited	(100,000)	$0.50	$0.50
Outstanding, June 30, 2014	5,900,000	$0.25 to $ 1.00	$0.40
Exercisable, June 30, 2014	5,250,000	$0.25 to $ 1.00	$0.42

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT, CONTINUED

A summary of the status of non-vested options as of June 30, 2014 is as follows;

	Number of Options	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2013	450,000	$0.66
Options granted	1,100,000	0.34
Options forfeited	(100,000)	0.50
Options vested	(800,000)	0.53
Non-vested at June 30, 2014	650,000	$0.30

The weighted-average fair value of options granted during the fiscal year ended June 30, 2014 was $0.34 and there were no options granted in the fiscal year ended June 30, 2013.

The following summarizes the options outstanding and exercisable:

		Number of Options
Expiry Date	Exercise Price	June 30, 2014	June 30, 2013
March 9, 2014	$0.25	125,000	125,000
June 1, 2014	$0.85	100,000	100,000
July 31, 2014	$1.00	415,000	415,000
October 15, 2014	$0.50	100,000	100,000
November 15, 2014(1)	$1.00	100,000	100,000
December 1, 2014	$0.50	75,000	75,000
December 1, 2014	$0.85	100,000	100,000
December 31, 2014 (2)	$1.00	110,000	110,000
December 31, 2014 (3)	$0.25	1,000,000	1,500,000
April 15, 2015	$0.50	100,000	100,000
June 1, 2015	$0.50	75,000	75,000
June 1, 2015	$0.85	100,000	100,000
October 15, 2015	$0.50	-	100,000
December 1, 2015	$0.50	75,000	75,000
December 1, 2015	$0.85	100,000	100,000
April 15, 2016	$0.50	-	100,000
June 1, 2016	$0.50	75,000	75,000
June 1, 2016	$0.85	100,000	100,000
June 30, 2016	$0.25	2,000,000	2,000,000
October 15, 2016	$0.50	-	100,000
December 1, 2016	$0.50	75,000	75,000
December 1, 2016	$0.85	100,000	100,000
February 19, 2017	$0.31	750,000	-
April 15, 2017	$0.50	-	100,000
June 1, 2017	$0.50	75,000	75,000
January 13, 2019	$0.25	50,000	-
January 13, 2020	$0.25	50,000	-
January 13, 2021	$0.25	50,000	-
Total outstanding		5,900,000	5,900,000
Total exercisable		5,250,000	5,450,000

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT, CONTINUED

(1)	During the fiscal year ended June 30, 2014, the expiry date of 100,000 options was extended from November 15, 2013 to November 15, 2014.
(2)	During the fiscal year ended June 30, 2014, the expiry date of 110,000 options was extended from March 31, 2014 to December 31, 2014.
(3)	During the fiscal year ended June 30, 2014, the expiry date of 500,000 options was extended from March 31, 2014 to December 31, 2014.

The weighted average remaining contractual lives for options outstanding and exercisable at June 30, 2014 are 1.55and 1.30 years (June 30, 2013 - 1.26 and 0.92 years), respectively.

The aggregate intrinsic value of options outstanding and exercisable as at June 30, 2014 was $163,750 and $156,250(2013 - $1,186,750 and $1,165,750), respectively. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value is the difference between the market value of the shares and the exercise price of the award.

During the year ended June 30, 2014, the Company granted restricted shares. The holder of a restricted share award is generally entitled at all times on and after the date of issuance of the restricted shares to exercise the rights of a shareholder of the Company, including the right to vote the shares and the right to receive dividends on the shares. These shareholders do not have the ability to sell, transfer or otherwise encumber the restricted shares awards until they fully vest. The restricted shares granted vest over three or four-year period and the grant date fair value of the awards is recognized as expense over the vesting period. Total compensation expense recognized was $111,167 for the year ended June 30, 2014 which is included in stock-based compensation above.

Restricted share activity is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of June 30, 2013	-	-
Granted	1,950,000	$0.34
Cancelled	-	-
Forfeited	-	-
Outstanding as of June 30, 2014	1,950,000	$0.34

As of June 30, 2014, there was $555,833 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 3.09 years.

A summary of the status of non-vested restricted shares as of June 30, 2014 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2013	-	$-
Awards granted	1,950,000	0.34
Awards forfeited	-	-
Awards vested	(537,500)	0.34
Non-vested at June 30, 2014	1,412,500	$0.34

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT, CONTINUED

Stock purchase warrants

The following summarizes information about the Company’s stock purchase warrants outstanding:

	Number of Warrants	Price Per Share	Weighted Average Exercise Price

Balance, June 30, 2013	34,966,559		$0.58
Issued	8,215,244	$0.30 - $0.60	$0.31
Expired	(4,848,216)	$0.70 - $1.00	$0.72
Exercised (1)	(1,743,030)	$0.17	$0.17
Balance, June 30, 2014	36,590,557	$0.30 - $1.00	$0.46

(1)	During the fiscal year ended June30, 2014, 1,076,363 investor warrants exercisable at $0.50 and 666,667 investor warrants exercisable at $0.60 were re-priced to $0.17 and were exercised.

		Number of Warrants
Expiry Date	Exercise Price	June 30, 2014	June 30, 2013

December 31, 2013 (1)	$0.50	-	3,710,000
December 31, 2013 (2)	$0.70	-	3,963,152
December 31, 2013 (3)	$1.00	-	1,558,929
December 29, 2013 (4)	$0.70	-	311,428
January 3, 2014 (5)	$0.70	-	856,692
January 31, 2014 (6)	$0.70	-	2,360,459
February 14, 2014 (7)	$0.70	-	300,000
February 28, 2014	$0.70	-	21,421
March 31, 2014 (8)	$0.57	-	1,675,000
May 31, 2014 (1), (3)	$0.50	-	-
July 17, 2014	$0.31	300,000	300,000
August 31, 2014	$0.60	2,129,999	2,796,666
August 31, 2014 (2)	$0.70	799,709	799,708
September 30, 2014 (1), (2)	$0.50	3,808,604	926,604
November 30, 2014 (4)	$0.50	100,000	-
January 31, 2015	$0.50	4,150,000	4,150,000
February 28, 2015 (2)	$0.50	5,049,356	4,936,500
February 28, 2015 (2), (3)	$0.30	249,382	-
May 25, 2015 (1), (2), (5), (6), (8)	$0.50	10,952,548	6,000,000
July 31, 2015	$0.50	88,000	-
September 13, 2015 (2), (4)	$0.30	235,715	-
September 13, 2015	$0.60	144,757	-
October 1, 2015 (7)	$0.30	7,044,251	-
December 1, 2015	$0.30	1,238,236	-
November 29, 2016	$0.70	300,000	300,000
Total outstanding		36,590,557	34,966,559
Total exercisable		36,590,557	34,891,559

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT, CONTINUED

(1)	During the fiscal year ended June 30, 2014, the expiry date of 2,682,000 warrants was extended to September 30, 2014, and the expiry date of 1,028,000 warrants was extended to May 25, 2015.
(2)	During the fiscal year ended June 30, 2014, the expiry date of 71,429 warrants was extended to September 13, 2015 and re-priced to $0.30, and the expiry date of 200,000 warrants was extended to September 30, 2014, and the expiry date of 96,213 warrants was extended to February 28, 2015 and re-priced at $0.30, and the expiry date of 112,857 warrants was extended to February 28, 2015 and re-priced at $0.50.
(3)	During the fiscal year ended June 30, 2014, the expiry date of 1,076,363 warrants was extended to May 31, 2014 and re-priced to $0.17 and 153,169 warrants extended to February 28, 2015 and re-priced to $0.30.
(4)	During the fiscal year ended June 30, 2014, the expiry date of 100,000 warrants was extended to November 30, 2014 and re-priced at $0.50, and 14,286 warrants extended to September 13, 2015 and re-priced to $0.30.
(5)	During the fiscal year ended June 30, 2014, the expiry date of 856,692 warrants was extended to May 25, 2015 and re-priced to $0.50.
(6)	During the fiscal year ended June 30, 2014, the expiry date of 1,392,856 warrants was extended to May 25, 2015 and re-priced to $0.50, and 150,000 warrants extended to September 13, 2015 and re-priced to $0.30.
(7)	During the fiscal year ended June 30, 2014, the expiry date of 300,000 warrants was extended to October 1, 2015 and re-priced to $0.30.
(8)	During the fiscal year ended June 30, 2014, the expiry date of 1,675,000 warrants was extended to May 25, 2015 and re-priced to $0.50

The following promissory notes receivable were written off:

(i)	$17,500 due on exercise of 210,000 stock options, interest at 10% per annum, due November 1, 2002, subsequently extended to June 30, 2003; and

(ii)	$12,237 due on exercise of 23,000 stock options, interest at 10% per annum, due June 30, 2003.

During the fiscal year ended June 30, 2014, the promissory notes were reversed through equity.

Share obligations

Pursuant to a consulting agreement dated August 19, 2013, the Company is obligated to pay $5,000 to $10,000 per month based on the number of hours worked and to issue 6,000 shares of common stock per month beginning September 1, 2013.

As at June 30, 2014 no shares have been issued. As such, a total of 42,000 shares of common stock are issuable. The obligation to issue shares of common stock was measured at a weighted average fair value of $0.35 per share on the date each series of shares became issuable. A total of $14,760 was recorded as an obligation to issue shares within equity and as consulting expense in the consolidated statements of operations.

Pursuant to loan agreements dated December 19, 2013 and December 24, 2013, the Company was obligated to issue 50,000 shares.  The obligation to issue shares of common stock was measured at a weighted average fair value of $0.30 per share on the date each series of shares became issuable.  A total of $15,250 was recorded as an obligation to issue shares within equity.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 6 -RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

Fair value

The promissory note balance approximates fair value given that it was only recently entered into.

Credit risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The Company’s financial asset that is exposed to credit risk consists of cash, which is placed with US and Canadian financial institutions.

Concentration of credit risk exists with respect to the Company’s cash, as certain amounts are held at US and Canadian financial institutions. The Company's cash and equivalents are as follows at June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Cash (US institution)	$193,782	$532,004
Cash (CDN institution)	5,995	304
	$199,777	$532,308

Amounts not covered by FDIC insurance are, $0 and $282,004 for the fiscal years ended June 30, 2014 and 2013, respectively.  Management believes this risk is minimal

Interest rate risk

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

The Company requires significant additional funding to meet its administrative overhead costs and maintain its research and development program in fiscal year 2015.

Financing transactions may include the issuance of equity securities, obtaining additional credit facilities, licensing proprietary technology or other financing mechanisms. However, the trading price of the Company’s common stock and the recent year’s slowdown in the United States economy has made it more difficult to obtain equity financing.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements
NOTE 7 - INCOME TAXES
The provision for income taxes consists of the following for the fiscal years ended June 30:

	2014	2013
Current expense	$-	$-
Deferred benefit	(1,459,000)	(1,280,000)
Increase (decrease) in valuation allowance	1,459,000	1,280,000
Total provision for income tax	$-	$-

The total provision differs from the amount computed by applying federal statutory rates to loss before income taxes due to the following at June 30:

Provision for income tax at statutory rate of 34%	$(1,539,000)	$(1,275,000)
Increase (decrease) in taxes due to:
Change in valuation allowance	1,459,000	1,280,000
Disallowed expense	9,000	112,000
Federal tax return true ups	71,000	(117,000)
Total provision for income tax	$-	$-

The Company has used a federal statutory rate of 34%.  The Company has no material state tax liabilities, so no provision for state income tax is required.

Deferred tax assets and liabilities reflect the tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The Company has net deferred income tax assets, which have been reduced to zero through a valuation allowance because of uncertainties relating to utilization of future tax benefits. The increase (decrease) in the valuation allowance for the years ended June 30, 2014, and 2013 are $1,459,000, and $1,280,000, respectively. The components of the net deferred income tax assets, calculated at an effective rate of 34%, are as follows at June 30:

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements
NOTE 7 - INCOME TAXES, CONTINUED
Deferred income tax assets:
Current deferred tax assets:
Accrued liabilities	$-	$-
Valuation allowance	-	-
Total current deferred tax assets	-	-
Non-current deferred tax assets:
Net operating loss carry-forwards	12,367,000	10,774,000
Non-qualified stock options	1,056,000	1,083,000
Unrealized loss on stock compensation	-	37,000
Legal dispute reserve	-	61,000
Basis difference of fixed assets	-	1,000
Valuation allowance	(13,415,000)	(11,956,000)
Total non-current deferred assets	8,000	-

Non-current deferred tax liabilities
Basis difference of fixed assets	8,000	-
Net deferred tax asset	$-	$-

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 7 - INCOME TAXES, CONTINUED
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

The Company adopted the provisions of ASC 740-10 on July 1, 2007. There was no impact on the Company’s consolidated financial position and cash flows as a result of adoption. The Company has an unrecognized tax benefit of $336,000 as of June 30, 2014, including no accrued amounts for interest and penalties. In addition, the Company has not completed an analysis under IRC section 382 to determine if there have been any direct and/or indirect ownership changes that would limit the use of net operating loss in future years.

The Company’s policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. The Company is subject to income tax examinations for US income taxes from the year ended June 30, 1996 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2015.

NOTE 8 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	June 30, 2014	June 30, 2013
Changes in working capital
Prepaid expenses	$(3,599)	$(509)
Accounts payable and accruals	(382,595)	697,877
Notes and accounts receivable	250,000	-
Deferred revenue and other	220,833	-
	$84,639	$697,368

Shares issued for:
Redemption of preferred shares	$103,567	$-
Settlement of debt	1,809,031	-
Settlement of convertible debenture	1,122,933	252,456
Services (provided by officers and directors)	-	122,500
Services and financing fees	828,283	851,625

Supplemental cash flow information:
Interest paid	$401,904	$-
Accrual of liability for mandatory redeemable preferred shares	-	300,000
Accrual of dividends	15,460	15,460

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 9 - LOSS PER SHARE

	Loss (Numerator)	Weighted Average Number of Shares (Denominator)	Basic and Diluted Loss Per Share

Fiscal year ended June 30, 2013
Net loss for year	$(3,749,790)
Preferred stock dividends	(15,460)
Loss attributable to common shareholders	$(3,765,250)	68,354,944	$(0.06)

Fiscal year ended June 30, 2014
Net loss for year	$(4,526,508)
Preferred stock dividends	(15,460)
Loss attributable to common shareholders	$(4,541,968)	85,935,461	$(0.05)

Common share equivalents consisting of convertible preferred stock, convertible debentures, stock options and warrants are not considered in the computation of diluted loss per share because their effect would be anti-dilutive.

NOTE 10 - RELATED PARTY TRANSACTIONS

During the fiscal year ended June 30, 2014 the Company was involved in loan and extinguishment of debt transactions with various directors of the Company.  These transactions are summarized in Notes 14(c), 16(a), 16(e), and 16(i).  Also, as of June 30, 2014 $330,474 (2013 - $583,812) was included in accounts payable and accruals owed to the Company's executives for outstanding managements fees, consulting fees and business related reimbursements, and are without interest or stated terms of repayment.

NOTE 11 - SEGMENT INFORMATION

The Company operates primarily in one business segment, the development of electronically-conductive resin-based materials, with operations located in the US.

NOTE 12 - CONVERTIBLE DEBENTURES

As at June 30, 2014, the Company terminated convertible debenture purchase agreements with Asher Enterprises Inc. and JMJ Financial as follows:

(a)	Asher Enterprises Inc.

During the year ended June 30, 2012, the Company entered into a convertible debenture purchase agreement with Asher Enterprises Inc.  The agreement has since resulted in eleven separate tranches being issued.  Each tranche is due approximately nine months after their respective issuance.  At June 30, 2014, there are no tranches outstanding. The eleven debentures are summarized as follows:

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

(i)	August 9, 2011 received $53,000 (settled);
(ii)	September 15, 2011 received $50,000 (settled);
(iii)	October 15, 2011 received $35,500 (settled);
(iv)	April 18, 2012 received $53,500 (settled);
(v)	May 23, 2012 received $78,500 (settled);
(vi)	July 5, 2012 received $30,000, net of $2,500 in legal fees (settled);
(vii)	November 20, 2012 received $50,000, net of $3,000 in legal fees (settled);
(viii)	January 4, 2013 received $25,000, net of $2,500 in legal fees (settled);
(ix)	January 31, 2013 received $37,500 (settled);
(x)	April 5, 2013 received $50,000, net of $3,000 in legal fees (settled); and
(xi)	June 12, 2013 received $35,000, net of $2,500 in legal fees (settled).

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

The convertible debenture may be repaid by the Company as follows:

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 12 - CONVERTIBLE DEBENTURES, CONTINUED

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

The Company entered into $345,000 (2013 - $377,498) of new tranches during the year ended June 30, 2014.  $323,405 (2013 – $210,576) of the advances were allocated to the derivative liability at fair value on day of advance.  Interest of $360,060 (2013 - $112,330) accrued on the tranches during the year ended June 30, 2014.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 12 - CONVERTIBLE DEBENTURES, CONTINUED

During the year ended June 30, 2014, $660,466 (2013 - $139,000) of convertible debentures were extinguished including accrued interest and any prepayment penalty by issuing 3,379,734 (2013 - 930,382) shares of common stock of the Company, and $1,122,933 (2013 - $252,456) representing the fair value of the derivative liabilities and the amortized cost of convertible debentures settled was included as additional paid-in capital. During the year ended June 30, 2014, $171,648 (2013 - $78,500) of convertible debentures were settled by paying $321,132 (2013 - $120,865) for principal, accrued interest, and any prepayment penalty.  The extinguishment resulted in a net loss of $150,076 recorded in other expenses in the consolidated statements of operations for the year ended June 30, 2014.

At June 30, 2014, 0 (2013 - 1,275,271) shares of common stock of the Company would be required to settle the remaining convertible debentures.

The fair values of the derivative financial liabilities are calculated using the Black-Scholes valuation method at the consolidated balance sheet dates.

The following weighted average assumptions were used in determining the fair values of the derivative financial liabilities outstanding at inception:

	2014	2013
Expected life (years)	0.87	0.87
Interest rate	1.10%	1.08%
Volatility	80.46%	73.62%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

The following weighted average assumptions were used in determining the fair values of the derivative financial liabilities as of June 30, 2013:

2013
Expected life (years)	0.62
Interest rate	0.94%
Volatility	70.20%
Dividend yield	N/A
Estimated forfeitures	N/A

NOTE 13 - PROMISSORY NOTES PAYABLE

During the fiscal year ended June 30, 2013, the Company entered into the following promissory note payable agreements:

(a)	On December 31, 2011, the Company entered into a promissory note agreement with Jasper Rubber Products, Inc. for $235,129, which bears interest at 18% annually. Any unpaid principal and unpaid accrued interest is due December 30, 2012, the maturity date. Any payments made during the year shall be first applied to unpaid accrued interest, then to the reduction of principal and finally to any other accounts payable balances owing at the time of payment.

During the year ended June 30, 2013, $132,485 was repaid by the Company representing the total remaining balance. During the year ended June 30, 2013, interest expense paid on the promissory note was $8,789.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 13 - PROMISSORY NOTES PAYABLE, CONTINUED

During the fiscal year ended June 30, 2014, the Company entered into the following promissory note payable agreements:

(a)	Two one-month unsecured promissory notes payable totaling $60,000, which bore interest at 12% annually. Any unpaid principal and unpaid accrued interest is due January 19, 2014 and January 24, 2014, the maturity dates. In addition, the Company must issue 25,000 shares of common stock at each maturity date to settle the promissory notes. During the fiscal year ended June 30, 2014, the promissory notes payable were repaid, therefore the outstanding balance was $0. The obligations to issue 50,000 shares is still outstanding and explained in Note 5 to the financial statements under the heading "Share Obligations".

(b)	On October 1, 2013, the Company entered into an unsecured promissory note agreement with a consultant for unpaid fees of $215,000, which bears interest at 6% annually. On April 17, 2014 the Company issued 1,264,706 shares of common stock valued at the fair market price of $0.17 per share. As of June 30, 2014, the outstanding balance on this note was $0.

(c)	On February 1, 2014, the Company entered into an unsecured promissory note agreement with a director for unpaid consulting fees of $300,000, which bears interest at 6% annually. Any interest accrued on the outstanding balance is due at the maturity date, February 1, 2016. $5,000 is payable on the first of each month beginning March 1, 2014 through to March 1, 2015. The final payment of $272,234 consisting of principal and accrued interest is due on the maturity date. As at June 30, 2014, the balance of the outstanding note was $289,500.

Total outstanding promissory notes as of June 30, 2014 and 2013 are as follows:

	June 30, 2014	June 30, 2013
Current	$60,000	$-
Non-current	229,500	-
	$289,500	$-

NOTE 14 - DEFERRED REVENUE

On June 21, 2013, the Company signed a ten year license agreement with Hanwha L&C, of South Korea. The agreement grants Hanwha L&C exclusive rights to sell, distribute and manufacture Integral's patented line of conductive plastics, ElectriPlast, in South Korea, as well as non-exclusive sales and distribution rights to ElectriPlast for Japan, Taiwan and the China markets.

The agreement called for license fees as follows:

•	$250,000 (received) to be paid to the Company within 15 business days; and
•	$250,000 (received) payment to be paid to the Company no later than one year after signing the agreement.

The first payment of $250,000 has been recorded as deferred revenue, which will be recognized as license fee revenue in the consolidated statements of operations over the life of the ten year contract. During the fiscal year ended June 30, 2014, $29,167 (fiscal year ended June 30, 2013 - $0) has been recognized as license fee revenue.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 14 - DEFERRED REVENUE, CONTINUED

As of June 30, 2014, the remaining deferred revenue was as follows:

	June 30, 2014	June 30, 2013
Current	$50,000	$25,000
Non-current	420,833	225,000
	$470,833	$250,000

NOTE 15 - EXTINGUISHMENT OF DEBT

During the fiscal years ended June 30, 2014 and 2013, the following debts were extinguished:

(a)	On November 8, 2012, a director of the Company resigned from his position as director and CEO of the Company. An agreement was signed indicating that all amounts owing at the agreement date would be waived resulting in payables of $228,897 recognized as a gain on extinguishment of debt charged to accumulated deficit. Further, the agreement indicated that the Company would redeem 70,588 shares of preferred stock held by the director at $4.25 per share for a total of $300,000 as follows:

(i)	Monthly installments of $7,500 would be paid on the fifteenth of each month starting November 15, 2012 until June 15, 2013;

(ii)	Monthly installments of $10,000 would be paid on the fifteenth of each month starting July 15, 2013 until December 15, 2014; and

(iii)	A lump sum payment of $60,000 on January 15, 2015.

During the fiscal year ended June 30, 2013, $300,000 was reclassified as a liability with the $70,588 par value removed from equity and $229,412 value in excess of par charged to accumulated deficit. On January 15, 2014 the Company entered into an amended agreement to settle a portion of the redemption value by issuing 481,482 shares of common stock measured at a fair value of $0.27 per share measured on the date of the amendment. A total of $130,000 was reclassified from redeemable preferred stock to obligations to issue shares.

On April 15, 2014, the principal balance of $30,000 was settled through the issuance of 100,000 shares of common stock measured at a fair value of $0.30 per share.

On May 1, 2014, the Company entered into an amended agreement whereby the preferred stock and stock options were exchanged for 750,000 shares of common stock valued at the share price of $0.26 per share in settlement of the remaining debt.  The gain of $71,932 was recorded as a gain on extinguishment of debt to accumulated deficit.  As of June 30, 2014 there was no outstanding debt related to the resignation of the former director and CEO.

(b)	During the fiscal year ended June 30, 2013, legal fees included in accounts payable were derecognized as a result of becoming time barred due to the statute of limitations. A total of $355,022 has been recognized as a gain on extinguishment of liabilities in the consolidated statement of operations for the fiscal year ended June 30, 2013.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 15 - EXTINGUISHMENT OF DEBT, CONTINUED

(c)	On June 13, 2013, the Company signed a separation agreement with a consultant resulting in a termination of consulting services effective March 31, 2013. As a result of the termination, the Company was required to issue the following:

(i)	541,666 shares of common stock pursuant to a restricted stock award agreement for options vesting prior to the agreement date. These shares were issued during the fiscal year ended June 30, 2014 and were measured at a fair value of $0.44 per share (note 5(b)); and

(ii)	628,571 shares common stock in consideration for unpaid fees of $243,000. The modified consulting fees were recorded at the fair value of shares to be issued of $352,000 as at June 30, 2013 which were included in accounts payable and accruals. The increase in value of modified debt of $109,000 was recognized as a loss on extinguishment of liabilities in the consolidated statements of operations for the year ended June 30, 2013.

(iii)	In addition to the above, 600,000 options previously granted to a consultant were cancelled. Of the granted options, 200,000 had not vested on the date of cancellation. As such, stock-based compensation previously recorded on the unvested options of $23,375 was reversed through consulting expenses in the consolidated statement of operations for the fiscal year ended June 30, 2014.

(iv)	During the fiscal year ended June 30, 2014, 628,571 shares were issued to settle the above mentioned consulting fees which were measured at a fair value of $0.44 per share on the share issuance date. A total of $276,571 was recorded as equity with the decrease in value of extinguished debt of $75,429 recorded as a recovery of loss on extinguishment of debt in the consolidated statements of operations.

(d)	On March 20, 2014, the Company signed a separation agreement with a consultant resulting in a termination of consulting services effective January 2, 2014. As a result of the termination, the Company is required to perform the following:

(i)	203,700 shares of common stock were issued to settle $55,000 in consulting fees included in accounts payable and accruals. These shares were issued during the fiscal year ended June 30, 2014 and were measured at a fair value of $0.27 per share; and

(ii)	1,000,000 shares of common stock were issued in lieu of all stock options not granted per the original consulting agreement. The shares of common stock were measured at their fair value of $0.30 per share on the date of the separation agreement. A total of $300,000 was recorded as termination agreement expense in the consolidated statements of operations.

(e)	On March 21, 2014, the Company signed a separation agreement with a director resulting in a termination of consulting services effective January 31, 2014. As a result of the termination, the Company is required to perform the following:

(i)	241,666 shares of common stock were issued to settle $72,500 in consulting fees included in accounts payable and accruals. These shares were issued during the fiscal year ended June 30, 2014 and were measured at a fair value of $0.30 per share;

(ii)	Grant 200,000 stock options at an exercise price of $0.50 per share of common stock and cancellation of 500,000 vested stock options and forfeiture of 100,000 un-vested stock options previously granted; and

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 15 - EXTINGUISHMENT OF DEBT, CONTINUED

(iii)	1,250,000 shares of common stock were issued in lieu of all stock options not granted per the original consulting agreement. The shares of common stock were measured at their fair value of $0.30 per share on the date of the separation agreement. A total of $375,000 was recorded as termination agreement expense in the consolidated statements of operations.

(f)	On December 30, 2013 the Company amended the terms of a promissory note to add a conversion option to settle the remaining balance of $51,040 through issuance of shares at a conversion price of $0.165 per share. On December 30, 2013, 309,332 shares of common stock were issued to settle the above mentioned promissory note which was measured at a fair value of $0.28 per share on the share issuance date. A total of $86,613 was recorded as equity with the loss on extinguishment of $35,573 recorded in the consolidated statement of operations.

(g)	On October 16, 2013 the Company settled $55,052 in legal fees through issuance of shares of common stock. 125,000 shares of common stock were issued to settle the above mentioned payable balance which was measured at a fair value of $0.38 per share on the share issuance date. A total of $47,500 was recorded as equity with the gain on extinguishment of $7,552 recorded in the consolidated statement of operations.

(h)	On October 25, 2013 the Company settled $11,726 in consulting fees through issuance of shares of common stock. 29,315 shares of common stock were issued to settle the above mentioned payable balance which was measured at a fair value of $0.37 per share on the share issuance date.

A total of $10,847 was recorded as equity with the gain on extinguishment of $879 recorded in the consolidated statement of operations.

(i)	On January 30, 2014 the Company settled $15,000 in consulting fees to a director through issuance of shares of common stock. 50,000 shares of common stock were issued to settle the above mentioned payable balance which was measured at a fair value of $0.30 per share on the share issuance date. A total of $15,000 was recorded as equity.

(j)	On March 31, 2014, legal fees included in accounts payable were derecognized as a result of becoming time barred due to the statute of limitations. A total of $150,367 has been recognized as a gain on extinguishment of liabilities in the consolidated statements of operations.

NOTE 16 - LEASE AGREEMENTS

During the fiscal years June 30, 2014 and 2013, rent expense was $70,055 and $61,523, respectively. Effective July 1, 2013 the Company entered into a lease agreement whereby the Company is the lessee of office space.  The agreement expires on June 30, 2018, and monthly payments are $2,500.  Future minimum lease payments are as follows:

2015	$30,000
2016	30,000
2017	30,000
2018	30,000
$120,000

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 17 - LOAN PAYABLE

During the fiscal year ended June 30, 2014, the Company entered into a financing arrangement to cover directors’ and officers’ liability insurance for the period December 31, 2013 to December 31, 2014. The amount financed was $61,474, which bears interest at 3.75% annually. Monthly payments of $5,814 are required to settle amounts owing. The balance outstanding at June 30, 2014 was $0.

NOTE 18 - COMMITTMENTS

During the fiscal year ended June 30, 2014, the following commitments were outstanding:

(a)	An employment agreement with an employee, dated November 1, 2013, engaging the individual to provide certain business development services to the Company in Korea. The term of the agreement is for three years and the Company is to pay the employee an annual salary of $150,000. The Company agreed to grant the employee a stock grant in the amount of 810,000 shares of the Company’s common stock.

(b)	An employment agreement with an employee, dated February 28, 2014, engaging the individual to provide certain consulting services to the Company in Korea. The term of the agreement is for three years and the Company is to pay the employee an annual salary of $100,000. The Company agreed to grant the employee a stock grant in the amount of 540,000 shares of the Company’s common stock.

(c)	An employment agreement with an employee, dated January 13, 2014, engaging the individual to provide certain technical expertise to the Company in the USA. The term of the agreement is for three years and the Company is to pay the employee an annual salary of $200,000. The Company agreed to grant the employee a stock grant in the amount of 500,000 shares of the Company’s common stock.

(d)	An employment agreement with an employee, dated November 1, 2013, engaging the individual to provide the expertise as that of the Chief Technical Officer. The term of the agreement is for three years and the Company is to pay the employee an annual salary of $170,000. The Company agreed to grant the employee a stock grant in the amount of 100,000 shares of the Company’s common stock.

(e)	Pursuant to a consulting agreement dated August 19, 2013, the Company is obligated to pay $5,000 to $10,000 per month based on the number of hours worked and to issue 6,000 shares of common stock per month beginning September 1, 2013.

NOTE 19 - SUBSEQUENT EVENTS

The following events occurred subsequent to June 30, 2014:

(a)	Prior to June 30, 2014, the Company received $71,255 and subsequent to June 30, 2014 it received $68,000 for the exercise of warrants. In respect of this exercise of warrants, a total of 819,147 shares were issued subsequent to June 30, 2014. Also, prior to June 30, 2014, subscriptions were received for 638,940 units, each unit consisting of one share of common stock at $0.17 and one warrant at $0.001. Each warrant entitles the holder to purchase one share of common stock on or before eighteen months after the closing date at an exercise price of $0.30. In respect of this private placement, $87,370 was received prior to June 30, 2014 and $21,370 was received subsequent to June 30, 2014.