Form 10-Q
period 2014-09-30
INTEGRAL TECHNOLOGIES INC
filed 2014-11-14
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2014.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of September 30, 2014, there were 101,343,529 outstanding shares of the Registrant's Common Stock, par value $0.001 per share.

INTEGRAL TECHNOLOGIES, INC.
SEPTEMBER 30, 2014 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Integral Technologies, Inc.
Consolidated Balance Sheets
As of September 30, 2014 (Unaudited) and June 30, 2014 (Audited)

ASSETS	September 30, 2014	June 30, 2014
	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$181,196	$199,777
Prepaid expenses	192,732	23,831

Total current assets	373,928	223,608

Property and equipment, net	35,017	27,821

Total Assets	$408,945	$251,429

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accruals	$739,613	$973,220
Notes payable	110,000	60,000
Deferred revenue	125,000	50,000
	-
Total current liabilities	974,613	1,083,220

Non-current liabilities:
Notes payable	219,000	229,500
Deferred revenue	408,333	420,833

Total non-current liabilities	627,333	650,333

Total Liabilities	1,601,946	1,733,553

Commitments and contingencies

Stockholders' Deficit
Common stock and paid in capital in excess of $0.001 par value, 150,000,000 shares authorized, 101,343,529 (June 30, 2014 - 98,985,442) issued and outstanding	47,421,462	46,832,941
Share subscriptions and obligations to issue shares	729,754	188,635
Accumulated other comprehensive income	46,267	46,267
Accumulated deficit	(49,390,484)	(48,549,967)

Total stockholders' deficit	(1,193,001)	(1,482,124)

Total Liabilities and Stockholders' Deficit	$408,945	$251,429

See accompanying notes to consolidated financial statements.

Integral Technologies, Inc.
Consolidated Statements of Operations
For the three months ended September 30, 2014 and 2013 (Unaudited)

	Three Months Ended September 30,
	2014	2013

Revenue	$90,782	$-

Expenses:
Selling, general, and administrative expenses	909,233	1,162,950
Research and development	19,349	27,196

Total expenses	928,582	1,190,146

Other income	(34)	(81,842)
Other expense	96	103,842
Interest expense	2,655	62,088

Loss before income taxes	(840,517)	(1,274,234)

Provision for income taxes	-	-

Net Loss	$(840,517)	$(1,274,234)

Preferred stock dividends	-	(15,460)

Loss attributable to common shareholders	$(840,517)	$(1,289,694)

Net loss per share - basic	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	99,824,249	77,057,027

See accompanying notes to consolidated financial statements.

Integral Technologies, Inc.
Consolidated Statements of Stockholders' Deficit
For the three months ended September 30, 2014 (Unaudited) and June 30, 2014 (Audited)

	Number of Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Number of Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable From Shareholders	Shares Subscriptions and Obligations to Issue Shares	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit

Balance June 30, 2013 (Audited)	76,748,839	$41,204,935	237,950	$237,950	$(29,737)	$13,400	$46,267	$(44,079,931)	$(2,607,116)

Shares issued for
Services	2,126,666	828,283	-	-	-	-	-	-	828,283
Cash:
Warrants exercised	1,743,030	296,321	-	-	-	-	-	-	296,321
Private placements	8,171,250	1,399,375	-	-	-	(13,400)	-	-	1,385,975
Settlement of convertible debentures	3,379,734	1,122,933	-	-	-	-	-	-	1,122,933
Settlement of debt	6,433,772	1,809,031	-	-	-	-	-	-	1,809,031
Preferred shares converted	382,151	103,567	(103,567)	(103,567)				-	-
Share issues costs	-	(168,010)	-	-	-	-	-	-	(168,010)
Dividends on preferred stock	-	-	-	-	-	-	-	(15,460)	(15,460)
Redeemable preferred stock	-	-	(134,383)	(134,383)	-	-	-	71,932	(62,451)
Subscriptions received	-	-	-	-	-	158,625	-	-	158,625
Stock-based compensation	-	266,243	-	-	-	-	-	-	266,243
Promissory note written off	-	(29,737)	-	-	29,737	-	-	-	-
Obligation to issue shares	-	-	-	-	-	30,010	-	-	30,010
Net loss for year	-	-	-	-	-	-	-	(4,526,508)	(4,526,508)

Balance June 30, 2014 (Audited)	98,985,442	46,832,941	-	-	-	188,635	46,267	(48,549,967)	(1,482,124)

Shares issued for
Services	900,000	295,750	-	-	-	(15,250)	-	-	280,500
Cash:
Warrants exercised	819,147	139,255	-	-	-	(71,255)	-	-	68,000
Private placements	638,940	108,620	-	-	-	(87,370)	-	-	21,250
Subscriptions received	-	-	-	-	-	491,000	-	-	491,000
Stock-based compensation	-	44,896	-	-	-	-	-	-	44,896
Obligation to issue shares	-	-	-	-	-	223,994	-	-	223,994
Net loss for period	-	-	-	-	-	-	-	(840,517)	(840,517)

Balance September 30, 2014 (Unaudited)	101,343,529	$47,421,462	-	$-	$-	$729,754	$46,267	$(49,390,484)	$(1,193,001)

See accompanying notes to consolidated financial statements.

Integral Technologies, Inc.
Consolidated Statements of Cash Flows
For the three months ended September 30, 2014 and 2013 (Unaudited)

	Three Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(840,517)	$(1,274,234)
Items not involving cash
Depreciation	403	-
Other income	-	(6,250)
Stock issued for consulting services	106,519	513,333
Stock-based compensation	44,896	88,315
Interest on convertible debentures	-	58,286
Fair value loss on derivative financial liabilities	-	103,842
Gain on extinguishment of debt	-	(75,429)
Changes in working capital	57,967	224,613

Net cash used in operating activities	(630,732)	(367,524)

Cash flows from investing activities:

Purchase of property and equipment	(7,599)	-

Net cash used in investment activities	(7,599)	-

Cash flows from financing activities:
Repayment of promissory notes	(10,500)	(30,000)
Proceeds from promissory notes	50,000	-
Proceeds from issuance of common stock	89,250	-
Subscriptions received	491,000	-
Proceeds from convertible debentures	-	175,000

Net cash provided by financing activities	619,750	145,000

Increase (decrease) in cash and cash equivalents	(18,581)	(222,524)
Cash and cash equivalents, beginning of period	199,777	532,308

Cash and cash equivalents, end of period	$181,196	$309,784

See accompanying notes to consolidated financial statements.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

Integral Technologies, Inc. (the “Company” or “Integral”) was incorporated under the laws of the state of Nevada on February 12, 1996 and has its head office in Bellingham, Washington, USA. The is in the business of researching, developing and commercializing new electrically-conductive resin-based materials called ElectriPlast.

The Company will be devoting all of its resources to the research, development and commercialization of its ElectriPlast technology.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements for the year ended June 30, 2014 filed as part of the Company’s June 30, 2014 Form 10‑K.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated balance sheet at September 30, 2014 and June 30, 2014, the consolidated results of operations and cash flows for the three months ended September 30, 2014 and 2013. The results of operations for the three months ended September 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Stock issued in exchange for services

The valuation of common stock issued in exchange for services to non-employees is valued at an estimated fair market value of the Company’s stock price based upon trading, sales and other issuances of the Company's common stock. Stock-based compensation expense related to awards to non-employees is recognized based on the then-current fair value at each measurement date over the associated service period of the award, which is generally the vesting term, using the accelerated attribution method. The fair value of non-employee stock options is estimated using the Black-Scholes valuation model with assumptions generally consistent with those used for employee stock options, with the exception of the expected term, which is the remaining contractual life at each measurement date.

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

As discussed in Note 14, the Company signed a ten year license agreement with Hanwha L&C, of South Korea. For license agreements that the Company enters into, revenue is recognized when all four of the following criteria are met: (i) a contract is executed, (ii) the contract price is fixed and determinable, (iii) delivery of the service or products has occurred, and (iv) collectability of the contract amounts is reasonably assured.

The Company’s license agreements can provide for upfront license fees, maintenance payments, and/or substantive milestone payments. In accordance with revenue recognition guidance, the Company  identifies all of the deliverables at the inception of the agreement. License fees which are nonrefundable fees will be evaluated for standalone value to the licensor and may be recognized upon delivery pursuant to terms of the agreement. Upfront nonrefundable fees associated with license and development agreements where the Company has continuing involvement that does not meet the requirement of a separate deliverable are recorded as deferred revenue and recognized over the estimated service period.  The Company may also enter into agreements to provide engineering services.  The Company recognizes revenue from engineering services as the service has been performed and amounts are probable of collection.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $32,613 and $4,706 for the three months ended September 30, 2014 and 2013, respectively.

Foreign currency translation

The Company’s functional and reporting currency is the US dollar. Transactions and balances for the Company’s operations that are not in US dollars are translated into US dollars at the exchange rates in effect at the balance sheet dates for monetary assets and liabilities, and at historical exchange rates for nonmonetary assets and liabilities. Revenues and expenses are translated at the rate of exchange on the date of the transaction, except for amortization and depreciation, which are translated on the same basis as the related assets. Resulting translation gains or losses are included in the consolidated statements of operations. The foreign currency impact on the consolidated financial statements is immaterial.

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

Compound financial instruments

The Company has recorded as an embedded derivative liability for the potential payments that would be made to holders of the convertible notes upon conversion. The embedded derivative liability is initially recorded at fair value, with gains and losses arising from changes in fair value recognized in the consolidated statements of operations at each period end while such instruments are outstanding. The liability is being valued using a Black-Scholes Model and was terminated upon the conversion of the  notes into common shares in the year ended June 30, 2014 (refer to Note 12).

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

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Stock-based compensation

The Company accounts for stock-based compensation expense associated with stock options and other forms of equity compensation by estimating the fair value of share-based payment awards on the date of grant using the market price of common stock or the Black-Scholes option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company’s consolidated statements of operations. The Company uses the straightline single-option method to recognize the value of stock-based compensation expense for all share-based payment awards. Stock-based compensation expense recognized in the consolidated statements of operations is reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

NOTE 3 - GOING CONCERN

These unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $840,517 for the three months ended September 30, 2014, and an accumulated deficit of $49,390,484 and a working capital deficiency of $600,685 as of September 30, 2014 (fiscal year ended June 30, 2014 - $859,623).  The Company has not yet commenced revenue-producing operations and has significant expenditure requirements to continue to advance research, developing and commercializing its conductive plastics technology, ElectriPlast. The Company estimates that, without further funding, it will deplete its cash resources within three months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 4 - PROPERTY AND EQUIPMENT

As of September 30, 2014 and June 30, 2014, property and equipment consisted of the following:

	September 30, 2014	June 30, 2014
Equipment	$99,025	$98,975
Furniture and fixtures	96,279	96,279
Leasehold improvements	37,116	29,567

	232,420	224,821
Less: accumulated depreciation	(197,403)	(197,000)

Property and equipment, net	$35,017	$27,821

Depreciation expense for the three months ended September 30, 2014 and 2013 was $403 and $0, respectively.

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common stock

During the three months ended September 30, 2014, the Company completed 1 private placement:

(i)	The private placement amounting to $108,620 for the issuance of 638,940 units consisting of common stock and warrants. 638,940 units were issued at $0.17 per unit. Warrants were issued at $0.001 per warrant to purchase 638,940 shares of common stock on or before January 1, 2016 at an exercise price of $0.30 per share.

The Company determined that the warrants did not contain any provisions that would preclude equity treatment.

During the three month period ended September 30, 2014, the Company issued shares of common stock pursuant to consulting agreements as follows:

(i)	50,000 shares measured at a fair value of $0.31 per share resulting in a total value of $15,250.

(ii)	850,000 shares measured at a fair value of $0.33 per share resulting in a total value of $280,500. $173,981 of the amount is being amortized over the eight month service period and $106,519 was recorded as selling, general, and administrative expenses.

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
(ii)	250,000 shares measured at a fair value of $0.36 per share
(iii)	100,000 shares measured at a fair value of $0.30 per share
(iv)	500,000 shares measured at a fair value of $0.29 per share
(v)	185,000 shares measured at a fair value of $0.27 per share

During the fiscal year ended June 30, 2014, the Company issued 541,666 shares of common stock for options vesting prior to the termination agreement (note 16(c)). The shares issued were measured at a fair value of $0.44 per share and recorded as shares issued for services in the statement of stockholders' deficit.

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

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT, CONTINUED

On November 8, 2012, a director of the Company resigned from his position as director and CEO of the Company. The Company agreed to redeem 70,588 shares of preferred stock held by the director at $4.25 per share for a total of $300,000.

On May 1, 2014, the Company entered into an amended agreement whereby the above mentioned liability, remaining preferred stock and stock options were exchanged for 750,000 shares of common stock valued at the share price of $0.26 per share in settlement of the remaining debt (Note 16(a)).  On June 13, 2014 the remaining 103,567 preferred shares were converted into 382,151 shares of common stock  As of September 30, 2014 and June 30, 2014 there are no outstanding preferred shares of stock.

Stock-based compensation

During the three months ended September 30, 2014, the Company recorded stock-based compensation expense with respect to vested stock options and warrants and modified stock options of $44,896 (2013 - $88,315) included in selling, general, and administrative expenses..

Stock-based compensation not yet recognized at September 30, 2014 relating to non-vested stock options and warrants was $510,938 and $0 (2013 - $9,454 and $0), which will be recognized over a period of 2.84 years (2013 - 0.36 and 0.00 years), respectively.

Stock options and restricted shares

In January 2001, the Company adopted the Integral Technologies, Inc. 2001 Stock Plan (the "2001 Plan"), a non-qualified stock option plan under which the Company may issue up to 2,500,000 stock options and bonuses of common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company.  This plan was amended during December 2001 to increase the number of common stock options that may be granted from 2,500,000 to 3,500,000 stock options.  As of September 30, 2014, there were 764,500 (June 30, 2014 - 764,500) common stock options available under this plan.

In April 2003, the Company adopted the Integral Technologies, Inc. 2003 Stock Plan (the "2003 Plan"), a non-qualified stock option plan under which the Company may issue up to 1,500,000 stock options.  As of September 30, 2014, there were 1,375,000 (June 30, 2014 - 1,375,000) common stock options available under this plan.

During the fiscal year ended June 30, 2010, the Company adopted the Integral Technologies, Inc. 2009 Stock Plan (the "2009 Plan"), a non-qualified stock option plan under which the Company may issue up to 4,000,000 common stock options.  As of September 30, 2014, there were 500,000 (June 30, 2014 - 500,000) common stock options available under this plan.

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
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT, CONTINUED

Key assumptions

The fair value of the Company’s stock options was estimated on the measurement date using the Black-Scholes option pricing model with the following weighted average assumptions:

June 30, 2014

Expected life (years)	3.29
Interest rate	1.17%
Volatility	104.25%
Dividend yield	0.00%
Estimated forfeitures	0.00%

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

Stock option activity

The following summarizes information about the Company’s options outstanding:

	Number of Options	Price Per Option	Weighted Average Exercise Price
Outstanding, June 30, 2014	5,900,000	$0.25 to $ 1.00	$0.42
Granted	-	-	-
Cancelled	-	-	-
Forfeited	(640,000)	$0.25 to $ 1.00	$0.83
	-
Outstanding, September 30, 2014	5,260,000	$0.25 to $ 1.00	$0.37
Exercisable, September 30, 2014	4,610,000	$0.25 to $ 1.00	$0.42

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT, CONTINUED

A summary of the status of non-vested options as of September 30, 2014 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at June 30, 2014	650,000	$0.30
Options granted	-	-
Options forfeited	-	-
Options vested	-	-

Non-vested at September 30, 2014	650,000	$0.30

There were no options granted during the three months ended September 30, 2014.

The following summarizes the options outstanding and exercisable:

		Number of Options
Expiry Date	Exercise Price	September 30, 2014	June 30, 2014

March 9, 2014	$0.25	-	125,000
June 1, 2014	$0.85	-	100,000
July 31, 2014	$1.00	-	415,000
October 15, 2014	$0.50	100,000	100,000
November 15, 2014	$1.00	100,000	100,000
December 1, 2014	$0.50	75,000	75,000
December 1, 2014	$0.85	100,000	100,000
December 31, 2014	$1.00	110,000	110,000
December 31, 2014	$0.25	1,000,000	1,000,000
April 15, 2015	$0.50	100,000	100,000
June 1, 2015	$0.50	75,000	75,000
June 1, 2015	$0.85	100,000	100,000
December 1, 2015	$0.50	75,000	75,000
December 1, 2015	$0.85	100,000	100,000
June 1, 2016	$0.50	75,000	75,000
June 1, 2016	$0.85	100,000	100,000
June 30, 2016	$0.25	2,000,000	2,000,000
December 1, 2016	$0.50	75,000	75,000
December 1, 2016	$0.85	100,000	100,000
February 19, 2017	$0.31	750,000	750,000
June 1, 2017	$0.50	75,000	75,000
January 13, 2019	$0.25	50,000	50,000
January 13, 2020	$0.25	50,000	50,000
January 13, 2021	$0.25	50,000	50,000

Total outstanding		5,260,000	5,900,000

Total exercisable		4,610,000	5,250,000

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT, CONTINUED

The weighted average remaining contractual lives for options outstanding and exercisable at September 30, 2014 are 1.49 years and 1.23 years (September 30, 2013 - 1.85 and 1.60 years), respectively.

The aggregate intrinsic value of options outstanding and exercisable as at September 30, 2014 was $1,430,500 and $1,226,500 (September 30, 2013 - $833,750), respectively. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value is the difference between the market value of the shares and the exercise price of the award.

Restricted stock

Restricted share activity during the three month period ended September 30, 2014 is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of June 30, 2014	1,950,000	$0.34
Granted	-	-
Cancelled	-	-
Forfeited	-	-

Outstanding as of September 30, 2014	1,950,000	$0.34

As of September 30, 2014, there was $510,938 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 2.84 years.

A summary of the status of non-vested restricted shares as of September 30, 2014 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-vested at June 30, 2014	1,412,500	$0.34
Awards granted	-	-
Awards forfeited	-	-
Awards vested	-	-

Non-vested at September 30, 2014	1,412,500	$0.34

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT, CONTINUED

Stock purchase warrants

The following summarizes information about the Company’s stock purchase warrants outstanding:

	Number of Warrants	Price Per Share	Weighted Average Exercise Price

Balance, June 30, 2014	36,590,557	$0.30 - $1.00	$0.46
Issued	638,940	$0.30	$0.30
Expired	(4,766,164)	$0.70 - $1.00	$0.72
Exercised (1)	(819,147)	$0.17	$0.51

Balance, September 30, 2014	31,644,186	$0.30 - $1.00	$0.46

(1)	During the three months ended September 30, 2014, 117,647 investor warrants exercisable at $0.60 were re-priced to $0.17 and were exercised for proceeds of $20,000 and 701,500 warrants exercisable at $0.50 were re-priced to $0.17 and were exercised for proceeds of $119,255. The re-pricing of warrants resulted in no additional expenses.

		Number of Warrants
Expiry Date	Exercise Price	September 30, 2014	June 30, 2014

July 17, 2014	$0.31	-	300,000
August 31, 2014 (1)	$0.60	-	2,129,999
August 31, 2014	$0.70	-	799,709
September 30, 2014	$0.50	-	3,808,604
November 30, 2014	$0.50	100,000	100,000
January 31, 2015 (3)	$0.50	3,750,000	4,150,000
February 28, 2015 (2)	$0.50	4,262,857	5,049,356
February 28, 2015	$0.30	287,881	249,382
May 25, 2015	$0.50	12,645,696	10,952,548
July 31, 2015	$0.50	88,000	88,000
September 13, 2015	$0.30	1,263,568	235,715
September 13, 2015	$0.60	44,757	144,757
October 1, 2015	$0.30	7,044,251	7,044,251
December 1, 2015	$0.30	1,238,236	1,238,236
January 1, 2016	$0.30	638,940	-
November 29, 2016	$0.70	300,000	300,000
Total outstanding		31,664,186	36,590,557
Total exercisable		31,664,186	36,590,557

(1)	During the three months ended September 30, 2014, 117,647 investor warrants exercisable at $0.60 were re-priced to $0.17 and were exercised for proceeds of $20,000 and 701,500 warrants exercisable at $0.50 were re priced to $0.17 and were exercised for proceeds of $119,255. The re-pricing of warrants resulted in no additional expenses.

(2)	During the three months ended September 30, 2014, 301,500 warrants were re-priced to $0.17 and exercised immediately.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT, CONTINUED

(3)	During the three months ended September 30, 2014, 400,000 warrants were re-priced to $0.17 and exercised immediately.

Share obligations

Pursuant to a consulting agreement dated August 19, 2013, the Company is obligated to pay $5,000 to $10,000 per month based on the number of hours worked and to issue 6,000 shares of common stock per month beginning September 1, 2013.

As of September 30, 2014, no shares have been issued. As such, a total of 42,000 shares of common stock are issuable. The obligation to issue shares of common stock was measured at a weighted average fair value of $0.35 per share on the date each series of shares became issuable. A total of $14,760 was recorded as an obligation to issue shares within equity and as consulting expense in the consolidated statements of operations during the fiscal year ended June 30, 2014.  As of September 30, 2014 this amount is still recorded as an obligation to issue shares.

Pursuant to loan agreements dated December 19, 2013 and December 24, 2013, the Company was obligated to issue 50,000 shares.  The obligation to issue shares of common stock was measured at a weighted average fair value of $0.30 per share on the date each series of shares became issuable.  A total of $15,250 was recorded as an obligation to issue shares within equity.  The shares were issued during the three months ended September 30, 2014.

Pursuant to a consulting agreement dated September 25, 2014 the Company is obligated to issue 400,000 shares of common stock.  The obligation to issue shares was measured at a weighted average fair value of $0.56 per share on the date each series of shares became issuable.  A total of $223,994 was recorded as an obligation to issue shares within equity.

NOTE 6 - RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

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

Concentration of credit risk exists with respect to the Company’s cash, as certain amounts are held at US and Canadian financial institutions. The Company's cash and equivalents is as follows at September 30, 2014 and  June 30, 2014:

	September 30, 2014	June 30, 2014

Cash (US institution)	$180,246	$193,782
Cash (CDN institution)	950	5,995

	$181,196	$199,777

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 6 - RISK MANAGEMENT AND FINANCIAL INSTRUMENTS, CONTINUED

All U.S. institution amounts are fully covered by  FDIC insurance as of September 30, 2014 and June 30, 2014.  Additionally, all CDN institution amounts are covered by CDIC insurance.

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

NOTE 7 - INCOME TAXES

There are no current or deferred tax expenses for the three months ended September 30, 2014 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.  As of September 30, 2014, the Company had a net operating loss carry-forward of $12,686,000.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 8 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013

Changes in working capital
Prepaid expenses	$5,080	$10,194
Accounts payable and accruals	(9,613)	(35,581)
Notes and accounts receivable	-	250,000
Deferred revenue and other	62,500	-
	$57,967	$224,613
Shares issued for:
Services (provided by officers and directors)	-	122,500
Services and financing fees	106,519	226,625
Subscriptions received	491,000	143,769
Supplemental cash flow information:
Interest paid	$2,751	$-

NOTE 9 - LOSS PER SHARE

	Loss (Numerator)	Weighted Average Number of Shares (Denominator)	Basic and Diluted Loss Per Share

Three months ended September 30, 2014
Net loss for period	$(840,517)
Preferred stock dividends	-

Loss attributable to common shareholders	$(840,517)	99,824,249	$(0.01)

Three months ended September 30, 2013
Net loss for period	$(1,274,234)
Preferred stock dividends	(3,865)

Loss attributable to common shareholders	$(1,278,099)	77,057,027	$(0.02)

Common share equivalents consisting of convertible preferred stock, convertible debentures, stock options and warrants are not considered in the computation of diluted loss per share because their effect would be anti-dilutive.

NOTE 10 - RELATED PARTY TRANSACTIONS

During the fiscal year ended June 30, 2014 the Company was involved in loan and extinguishment of debt transactions with various directors of the Company.  These transactions are summarized in Notes 14(c), 15(a), 15(d), and 15(h).  Also, as at September 30, 2014 $290,474 (June 30, 2014 - $330,474) was included in accounts payable and accruals owed to the Company's executives for outstanding managements fees, consulting fees and business related reimbursements, and are without interest or stated terms of repayment.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 11 - SEGMENT INFORMATION

The Company operates primarily in one business segment, the development of electronically-conductive resin-based materials, with operations located in the US.

NOTE 12 - CONVERTIBLE DEBENTURES

As of June 30, 2014, the Company terminated convertible debenture purchase agreements with Asher Enterprises Inc. and JMJ Financial as follows:

(a)	Asher Enterprises Inc.

During the year ended June 30, 2012, the Company entered into a convertible debenture purchase agreement with Asher Enterprises Inc.  The agreement has since resulted in eleven separate tranches being issued.  Each tranche is due approximately nine months after their respective issuance.  At June 30, 2014, there are no tranches outstanding.

The convertible debentures pay interest of 8% per annum and can be converted into common stock at the option of the holder at any time after 180 days following the date of issuance.  Each debenture had a conversion price equal to 58% of the market price.  Market price is defined as the average of the lowest three trading prices for the Company’s common stock during the ten day trading period ending one trading day prior to the date of conversion notice with a limitation of 4.99% of the issued and outstanding common stock at the time of conversion.

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

During the year ended June 30, 2014, $660,466 (2013 - $139,000) of convertible debentures were extinguished including accrued interest and any prepayment penalty by issuing 3,379,734 (2013 - 930,382) shares of common stock of the Company, and $1,122,933 (2013 - $252,456) representing the fair value of the derivative liabilities and the amortized cost of convertible debentures settled was included as additional paid-in capital.  During the year ended June 30, 2014, $171,648 (2013 - $78,500) of convertible debentures were settled by paying $321,132 (2013 - $120,865) for principal, accrued interest, and any prepayment penalty.  The extinguishment resulted in a net loss of $150,076 recorded in other expenses in the consolidated statements of operations for the period ended June 30, 2014.

The Company recorded $58,286 of interest expense and $103,842 of unrealized loss on the fair value of the derivative liability for convertible debentures during the three month period ending September 30, 2013.

The fair values of the derivative financial liabilities are calculated using the Black-Scholes valuation method at the consolidated balance sheet dates.

The following weighted average assumptions were used in determining the fair values of the derivative financial liabilities outstanding at inception:

	2014		2013
Expected life (years)	0.87		0.76
Interest rate	1.10%		0.71%
Volatility	80.46%		62.80%
Dividend yield	N/	A	N/	A
Estimated forfeitures	N/	A	N/	A

NOTE 13 - PROMISSORY NOTES PAYABLE

During the fiscal year ended June 30, 2014, the Company entered into the following promissory note payable agreements:

(a)	On December 19, 2013 and December 24, 2013, the company entered into one-month unsecured promissory notes payable totaling $25,000 and $35,000, respectively, which bore interest at 12% annually. Any unpaid principal and unpaid accrued interest is due January 19, 2014 and January 24, 2014, the maturity dates. In addition, the Company must issue 25,000 shares of common stock at each maturity date to settle the promissory notes. During the fiscal year ended June 30, 2014, the promissory notes payable were repaid, therefore the outstanding balance was $0. The shares were issued during the three months ended September 30, 2014.

(b)	On October 1, 2013, the Company entered into a unsecured promissory note agreement with a consultant for unpaid fees of $215,000, which bears interest at 6% annually. On April 17, 2014 the Company issued 1,264,706 shares of common stock valued at the fair market price of $0.17 per share. As of June 30, 2014, the outstanding balance on this note was $0.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 13 - PROMISSORY NOTES PAYABLE, CONTINUED

(c)	On February 1, 2014, the Company entered into a unsecured promissory note agreement with a director for unpaid consulting fees of $300,000, which bears interest at 6% annually. Any interest accrued on the outstanding balance is due at the maturity date, February 1, 2016. $5,000 is payable on the first of each month beginning March 1, 2014 through to March 1, 2015. The final payment of $272,234 consisting of principal and accrued interest is due on the maturity date. As of September 30, 2014 and June 30, 2014, the balance of the outstanding note was $279,000 and $289,500, respectively.

During the three months ended September 30, 2014, the Company entered into the following promissory note payable agreement:

(a)	The principal amount of the promissory note totaled $50,000, which bears interest at 0% annually. Any unpaid principal is due October 20, 2014 the maturity date. If the Company defaults in payment by more than 30 days from the due date, a late payment fee of $5,000 will be assessed to the Company. In addition, the Company must issue 20,000 shares of restricted common stock at the maturity date.

Total outstanding promissory notes as of September 30, 2014 and June 30, 2014 is as follows:

	September 30, 2014	June 30, 2014

Current (due in 2015)	$110,000	$60,000
Non-current (due in 2016)	219,000	229,500

	$329,000	$289,500

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

The payments have been recorded as deferred revenue, which will be recognized as license fee revenue  in the consolidated statements of operations over the life of the ten year contract. During the three months ended September 30, 2014, $12,500 (three months  ended September 30, 2013 - $0) has been recognized as revenue.

The Company had previously conducted a series of engineering tests with East Penn Deka to evaluate the use of ElectriPlast in new applications.  Based on favorable outcome of the those tests, the Company entered into an initial Development and Supply Agreement contract on August 14, 2014 between the Company and East Penn Manufacturing.  The Company received a Development and Supply Fee in the amount of $150,000. Based upon the terms of the contract, $75,000 has been recorded as revenue during the three months ended September 30, 2014. The balance of $75,000 has been recorded as deferred revenue as of September 30, 2014 and it is anticipated that it will be brought into revenue for the three-month period ended December 31, 2014.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 14 - DEFERRED REVENUE, CONTINUED

As of September 30, 2014 and June 30, 2014, the remaining deferred revenue was as follows:

	September 30, 2014	June 30, 2014

Current	$125,000	$50,000
Non-current	408,333	420,833

	$533,333	$470,833

NOTE 15 - EXTINGUISHMENT OF DEBT

During the three months ended September 30, 2014 and 2013, the following debts were extinguished:

(a)	On June 13, 2013, the Company signed a separation agreement with a consultant resulting in a termination of consulting services effective December 31, 2012. As a result of the termination, the Company was required to issue the following:

(i)	541,666 common shares pursuant to a restricted stock award agreement for options vesting prior to the agreement date. These shares were issued during the three months ended September 30, 2013 and were measured at a fair value of $0.44 per share.

(ii)	628,571 common shares in consideration for unpaid fees of $243,000. The modified consulting fees were recorded at the fair value of shares to be issued of $352,000 as at June 30, 2013 which were included in accounts payable and accruals. The increase in value of modified debt of $109,000 was recognized as a loss on extinguishment of liabilities in the consolidated statements of operations for the year ended June 30, 2013. During the three months ended September 30, 2013, 628,571 shares were issued to settle the above mentioned consulting fees which were re-measured at a fair value of $0.44 per share on the share issuance date. A total of $276,571 was recorded as equity with the decrease in value of extinguished debt of $75,429 recorded as a recovery of loss on extinguishment of debt in the consolidated statements of operations.

NOTE 16 - LEASE AGREEMENTS

During the three months ended September 30, 2014 and 2013, rent expense was $5,508 and $21,888, respectively.  Effective July 1, 2013 the Company entered into a lease agreement whereby the Company  is the lessee of office space.  The agreement expires on June 30, 2018, and monthly payments are $2,500.  Future minimum lease payments are as follows:

2015	$22,500
2016	30,000
2017	30,000
2018	30,000

$112,500

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 17 – LOAN PAYABLE

During the fiscal year ended June 30, 2014, the Company entered into a financing arrangement to cover directors’ and officers’ liability insurance for the period December 31, 2013 to December 31, 2014. The amount financed was $61,474, which bears interest at 3.75% annually. Monthly payments of $5,814 are required to settle amounts owing. The balance outstanding at September 30,2014 and June 30, 2014 was $4,668 and $15,342, respectively.  This amount is included in accounts payable and accruals on the consolidated balance sheet.

NOTE 18 - SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 Subsequent Events, the Company has evaluated subsequent events through the time between the end of the reporting period and the time this Quarterly Report on Form 10-Q for the three months ended September 30, 2014 was filed.  The following subsequent events occurred:

(a)	Prior to September 30, 2014, subscriptions were received in the amount of $305,478 for 1,796,925 units, each unit consisting of one share of common stock at $0.17 and one warrant at $0.001. Each warrant entitles the holder to purchase one share of common stock on or before eighteen months after the closing date at an exercise price of $0.30. These shares were issued subsequent to September 30, 2014.

(b)	Also, prior to September 30, 2014, the Company received $185,522 for subscriptions for 742,087 shares of the Company’s common stock at a price of $0.25 per share. These shares were issued subsequent to September 30, 2014.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by Integral Technologies, Inc. (“Integral” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Statements contained herein that are not historical facts are forward-looking statements.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements.  Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, our ability to compete in a highly competitive market, our access to sources of capital, and other risks and uncertainties described in our annual report on Form 10-K for the fiscal year ended  June  30, 2014 as filed with the Securities and Exchange Commission on September 30, 2014, and available at www.sec.gov.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Overview

Integral focuses the majority of its resources on researching, developing and commercializing its ElectriPlast® technologies. The technology possesses a multitude of applications in a myriad of industries. These include the auto industry, the aerospace, consumer electronics, and commercial aviation industries, among others. One key factor that could drive demand for ElectriPlast is the need for light-weighting. Automotive and aerospace are leading the way to achieve reduced emissions and increased fuel economy. Light-weighting involves the substitution of lighter materials, often times using carbon-fiber based, for heavier (aluminum and other metals) materials.

In addition, Integral allocates resources to expand and protect the extensive intellectual property holdings surrounding its ElectriPlast® technology. Integral’s business strategy focuses on the leveraging of its intellectual property rights its our strength in product design and material innovation. Integral is focusing its business development and marketing efforts on securing licensing and/or joint development agreements in areas for which it currently hold patents covering specific materials, components, parts, applications or end-products incorporating conductive resins and ElectriPlast technology. Integral collaborates with suppliers, Tier1 vendors, OEM's and manufacturers of products who would benefit from the incorporation of any of the ElectriPlast® applications.

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

During the quarter, several steps were taken by the Company to mature certain client relationships and applications while also addressing on-going funding requirements.  On September 25, 2014 the Company announced the signing of a development and supply agreement with East Penn Manufacturing Co.,. East Penn operates the largest single-site, lead-acid battery manufacturing facility in the world and is a proven leader in custom wire and cable solutions.  Under the terms of the contract ElectriPlast will provide engineering and design services, materials and finished products to East Penn.

The Company announced that it is expanding its manufacturing agreement with longtime manufacturer, Jasper Rubber Products, Inc., allowing Jasper to manufacture ElectriPlast at more than one facility. This step was necessary in order to demonstrate to key customers, that the Company has the capacity to support their demand, which may require manufacturing capacity in addition to Jasper's existing facility, In Asia, the Company introduced ElectriPlast technology to an automotive power supply company that provides its products to some of the world's largest Hybrid Electric Vehicle (HEV) and Electric Vehicles (EV) companies.  Additionally, the Company met in Shanghai with global innovation engineers to further the commercialization process with current projects being developed in the U.S.

Funding remains a priority for the Company, and during the quarter $580,250 were raised through a combination of stock warrant exercises, subscriptions received, and limited new share placements.  In Subsequent Events, the Company describes additional capital inflows.

Patents/Trademarks on Technologies

Integral’s intellectual property portfolio consists of over fourteen years of accumulated research and design knowledge and trade secrets.  The Company has sought United States (“US”) patent protection for many of its ideas related to our ElectriPlast® technologies.  Currently, we have filed 116 non-provisional US patent applications, 55 of which have been issued as patents, with 51 of those issued patents not yet expired.  No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, we will continue to attempt to commercialize these technologies without the protection of patents.  As patents are issued, we will have the exclusive right to use and license the design(s) described in each issued patent for the life of the patent in the US.

Of the 116 non-provisional applications filed that have not issued as patents, 9 are currently pending, and 52 are no longer pending.  Integral continues to pursue intellectual property protection through its patent and trademark portfolio while constantly evaluating its filings to judiciously apply resources to our most critical technologies.  Integral has filed 12 Canadian patent applications, 2 of which have issued, with 10 no longer being active.  Integral has filed an International patent application, which was published on September 25, 2014.

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

Financial Condition

To date we have recorded nominal revenues. Although the Company has begun to receive some revenue from the sale of material for commercial applications, the Company is devoting substantially all of its efforts to developing the business.  From inception on February 12, 1996 through September 30, 2014, we have accrued an accumulated deficit of approximately $49.4 million.

As of September 30, 2014, our assets were $408,945, consisting of cash of $181,196, prepaid expense of $192,732 and fixed assets of $35,017.

As of September 30, 2014, current liabilities of $974,613 consisting of accounts payable and accruals of $739,613, deferred revenue of $125,000, and a promissory note of $110,000. Non-current liabilities consist of notes payable of $219,000 and deferred revenue of $408,333.

As of September 30, 2014, total stockholders' deficit was $ 1,193,001.

Results of Operations of the Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013

Our net loss for the three months ended September 30, 2014, was $840,517 compared to a net loss of $1,289,694 for the corresponding period of the prior fiscal year, a reduction of $449,177.  Revenue of $90,782 for the current quarter ended September 30, 2014 included the addition of $75,000 of engineering services revenue associated with the East Penn Manufacturing Co.(Deka) agreement, $12,500 of license revenue arising from the current quarter amortization of the $500,000 payment by Hanwha L&C Corp. to the Company for the 10-year license extended by the Company to Hanwha as of September 30, 2013, and $3,282 of revenue associated with sales of ElectriPlast. Operating expenses for the quarter ended September 30, 2014, after the one-time charges to obligations to issue shares, were reduced from the quarter ending September 30, 2013. Interest Expense decreased $59,433 in the current quarter ended September 30, 2014 due to the elimination of convertible promissory notes compared to the corresponding quarter ending September 30, 2013.

Without making adjustments for the items described above, the decrease in our net loss between the corresponding periods is primarily attributable to the increase in revenue associated with the East Penn Deka agreement, licensee fee revenue associated with the recognition of Hanwha deferred revenue in the current quarter, ElectriPlast sales, and a reduction of selling, general, and administrative expenses of $253,717.  In the quarter ending September 30, 2014, consulting expenses decreased by $566,877, a redefinition of certain salaries and benefits as a separate category increased salaries and benefits by $229,730, research and development decreased by $7,847, bank charges and interest decrease by $59,433 and gain on extinguishment of debt was $0 compared to a recovery of $75,429 for the three months ended September 30, 2013.

Selling, general, and administrative fees (comprised of consulting, salaries and benefits, and other G&A expense) for the three months ended September 30, 2014 of $909,233, includes non-cash, stock based compensation charges for options and restricted stock previously granted of $44,896 and shares issued for services of $106,519. This is compared to selling, general, and administrative fees of $1,162,950 in the corresponding period of the prior fiscal year that included non-cash, stock based compensation charges for options granted of $88,663 and shares issued for services of $513,333. As described in the notes to the financial statements, the fair value of options granted were valued using the Black-Scholes option pricing model.

Consulting fees of $324,786, includes non-cash, stock based compensation charges for options of zero and shares issued for services of $106,519. This is compared to consulting fees of $891,663 provided in the corresponding period of the prior fiscal year that included non-cash, stock based compensation charges for options granted of $88,663 and shares issued for services of $513,333. As described in the notes to the financial statements, the fair value of options granted were valued using the Black-Scholes option pricing model.

Salaries and benefits incurred of $284,730 for the three months ending September 30, 2014, compared to $55,000 in the corresponding period of the prior fiscal year and, stock based compensation charges for options and restricted stock previously granted of $44,896 compared to 0 in the corresponding period of the prior fiscal year.

Other general and administrative expense incurred of $299,717 for the three-month period ended September 30, 2014, compared to other general and administrative expense of $216,287 during the corresponding period of the prior fiscal year.  For the period ended September 30, 2014, compared to the period ended September 30, 2013, other general and administrative items includes legal & accounting fees of $178,592 as compared to $105,398, travel and entertainment expenses of $25,202 as compared to $40,600, and other miscellaneous general and administrative items of $95,923 compared to $70,289.

Research and development costs incurred during the three months ended September 30, 2014 were $19,349, compared to $27,196 over the corresponding period of the prior fiscal year, The change was attributable to incurring costs to operate and support the manufacturing process by Jasper of our ElectriPlast® material, independent testing of several of our ElectriPlast® applications, and the net of less receipts of funds from the sale of prototypes.

Bank charges and interest expense of $2,655 includes interest incurred on the promissory notes for the three month period ended September 30, 2014, compared to amortization of convertible debt of $58,286 provided in the corresponding period of the prior fiscal year.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies as described in Item 9 of our most recent annual report on Form 10-K for the year ended  June 30, 2014, as filed with the Securities and Exchange Commission on September 30, 2014.

Management does not believe that any new accounting pronouncements not yet effective will have any material effect on the Company’s consolidated financial statements if adopted.

Liquidity and Capital Resources

Since inception we have funded our operations through capital fundraising, issuance of convertible debt, and loans from management. As of September 30, 2014, we had $181,196, in cash on hand as compared to $199,777 as of June 30, 2014.

Net cash provided by financing activities for the three months ended September 30, 2014 consisted of proceeds from promissory notes of $50,000, subscriptions received of $491,000, and proceeds from issuance of common stock of $89,250.

Based on our current cash and cash equivalents levels and expected cash flow from operations, we believe our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures. We intend to license our proprietary technology and services or obtain equity and/or debt financing to support our current and proposed operations and capital expenditures.   We executed a supply and manufacturing agreement with East Penn Manufacturing and received a $150,000 payment as engineering services revenue.  Additional financing may not be available on satisfactory terms when required. In addition, the trading price of our common stock and a downturn in the equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. We currently have no firm commitments for any additional capital. There is no guarantee that we will be successful in raising the funds required. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

The Company has used approximately $27,501,000 in cash from operations since inception in 1996, which has been funded primarily from proceeds from the issuance of common stock.  As of June 30, 2014, the company has issued warrants which have the potential to yield $12,800,000 calculated as 28,292,715 warrants at a weighted average exercise price of $0.45.  During the fiscal quarter ending September 30, 2014, we completed stock warrant exercises with certain shareholders which resulted in cash into the company of $139,255. In the event the stock price rises to certain levels in the future and the some or all of the warrant holders elect to acquire Common Stock shares by exercising their warrants, prior to the expiry date, the Company may raise additional funds from warrant holders.  We have no ability to forecast future stock price movements nor are we able to determine how many warrant holder would elect to acquire shares by exercising their warrants.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2014.

Management has identified control deficiencies regarding ineffective controls over periodic financial disclosures and reporting processes. Management of the Company believes that these material weaknesses were due to the small size of the Company’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US GAAP, based on the material weakness identified above, we have designed and plan to implement, or in some cases have already implemented, the specific remediation initiatives described below:

·	On June 9, 2014 the Integral Board approved the retention of the Myriad CPA Group to provide all transactional bookkeeping and accounting services, perform a qualified, independent review over all significant transactions included in our financial reports as well as our period-end financial disclosures included in our periodic filings for our quarterly and annual SEC financial filing data.

·	We defined our cash disbursement process and established a two-stage approval and release process for all disbursements.

Management believes the actions described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting. Our management intends to substantially complete these identified remedial actions during the fiscal year ended June 30, 2015.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended September 30, 2014 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended September 30, 2014 are fairly stated, in all material respects, in accordance with US GAAP.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended September 30, 2014 the Company completed a private placement amounting to $108,620 for the issuance of   638,940 units consisting of common stock at $0.17 per share and warrants at $0.001 per warrant to purchase 638,940 shares of common stock on or before January 1, 2016 at an exercise price of $0.30 per share.

The securities sold in the private placement were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D (Rule 506) promulgated thereunder and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. Each investor is an "accredited investor" as such term is defined in Regulation D promulgated under the Securities Act.

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

Integral Technologies, Inc.

	By:	/s/ Douglas Bathauer
Douglas Bathauer, Chief Executive Officer
(Principal Executive Office)

	By:	/s/ W. Bartlett Snell
W. Bartlett Snell, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2014

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