Form 10-Q
period 2014-12-31
INTEGRAL TECHNOLOGIES INC
filed 2015-02-17
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2014, there were 106,067,174 outstanding shares of the Registrant's Common Stock, par value $0.001 per share.

INTEGRAL TECHNOLOGIES, INC.
DECEMBER 31, 2014 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Integral Technologies, Inc.
Consolidated Balance Sheets
As of December 31, 2014 (Unaudited) and June 30, 2014 (Audited)

ASSETS	December 31, 2014	June 30, 2014
	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$80,552	$199,777
Accounts receivable	4,500	-
Prepaid expenses	79,212	23,831
Other assets	2,500	-

Total current assets	166,764	223,608

Property and equipment, net	50,572	27,821

Total Assets	$217,336	$251,429

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accruals	$776,555	$973,220
Notes payable	60,000	60,000
Deferred revenue	80,000	50,000
Convertible debentures	44,779	-
Derivative financial liabilities	105,820	-
	-
Total current liabilities	1,067,154	1,083,220

Non-current liabilities:
Notes payable	204,000	229,500
Deferred revenue	395,833	420,833

Total non-current liabilities	599,833	650,333

Total Liabilities	1,666,987	1,733,553

Commitments and contingencies

Stockholders' Deficit
Common stock and paid in capital in excess of $0.001 par value, 150,000,000 shares authorized, 106,067,174 (June 30, 2014 - 98,985,442) issued and outstanding	48,748,014	46,832,941
Share subscriptions and obligations to issue shares	258,754	188,635
Accumulated other comprehensive income	46,267	46,267
Accumulated deficit	(50,502,686)	(48,549,967)

Total stockholders' deficit	(1,449,651)	(1,482,124)

Total Liabilities and Stockholders' Deficit	$217,336	$251,429

See accompanying notes to the consolidated financial statements.

Integral Technologies, Inc.
Consolidated Statements of Operations
For the three and six months ended December 31, 2014 and 2013 (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

Revenue	$62,000	$6,250	$152,782	$12,500

Expenses:
Selling, general, and administrative expenses	1,096,696	819,170	2,005,929	1,982,120
Research and development	41,217	16,432	60,566	43,628

Total expenses	1,137,913	835,602	2,066,495	2,025,748

Other income	(83)	(125,761)	(117)	(80,941)
Other expense	996	27,142	1,092	10,572
Interest expense	35,376	174,688	38,031	236,776

Loss before income taxes	(1,112,202)	(905,421)	(1,952,719)	(2,179,655)

Provision for income taxes	-	-	-	-

Net Loss	$(1,112,202)	$(905,421)	$(1,952,719)	$(2,179,655)

Preferred stock dividends	$-	$(3,865)	$-	$(7,730)

Loss attributable to common shareholders	$(1,112,202)	$(909,286)	$(1,952,719)	$(2,187,385)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	104,154,424	77,738,310	101,806,110	77,089,481

See accompanying notes to the consolidated financial statements.

Integral Technologies, Inc.
Consolidated Statements of Cash Flows
For the six months ended December 31, 2014 and 2013 (Unaudited)

	Six Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,952,719)	$(2,179,655)
Items not involving cash
Depreciation	1,038	-
Other income	-	(12,500)
Stock issued for consulting services	348,250	778,333
Stock-based compensation	94,651	115,008
Interest on derivative liability	-	219,799
Interest on convertible debentures	29,603	-
Fair value loss on derivative financial liabilities	996	10,572
Net gain on settlement of convertible debentures	-	(32,432)
Gain on extinguishment of debt	-	(48,287)
Obligation to issue shares	-	15,250
Changes in working capital	(30,052)	357,285

Net cash used in operating activities	(1,508,233)	(776,627)

Cash flows from investing activities:

Purchase of property and equipment	(23,789)	-

Net cash used in investment activities	(23,789)	-

Cash flows from financing activities:
Repayment of promissory notes	(25,500)	-
Proceeds from promissory notes	-	30,000
Proceeds from issuance of common stock	807,297	-
Subscriptions received	511,000	28,951
Proceeds from convertible debentures	120,000	285,000
Repayment of convertible debentures	-	(57,754)

Net cash provided by financing activities	1,412,797	286,197

Increase (decrease) in cash and cash equivalents	(119,225)	(490,430)
Cash and cash equivalents, beginning of period	199,777	532,308

Cash and cash equivalents, end of period	$80,552	$41,878

See accompanying notes to the consolidated financial statements.

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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated balance sheet at December 31, 2014 and June 30, 2014, the consolidated results of operations and cash flows for the three and six months ended December 31, 2014 and 2013. The results of operations for the six months ended December 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Basic and Diluted Net Loss Per Share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. Because the Company has reported a net loss attributable to common stockholders for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods. Our preferred stock are considered to be participating securities as they are entitled to participate in undistributed earnings with shares of common stock.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $242,636 and $12,452 for the six months ended December 31, 2014 and 2013, respectively.

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

Compound financial instruments

The Company has recorded as a derivative financial liability for the potential payments that would be made to holders of the convertible notes upon conversion. The derivative financial liability is initially recorded at fair value, with gains and losses arising from changes in fair value recognized in the consolidated statements of operations at each period end while such instruments are outstanding. The liability is being valued using a Black-Scholes Model.

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

Cash and cash equivalents, as well as accounts payable and notes payable are classified as a Level 1 measurement. The fair value measurement of the embedded derivative liability is classified as a Level 3 measurement as further discussed under Fair Value Measurements.

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

Reclassifications

For comparability certain 2013 amounts have been reclassified to conform to classifications adopted in 2014. These reclassifications did not impact the 2013 loss attributable to common stockholders or stockholders deficit.

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

NOTE 3 - GOING CONCERN

These unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $1,952,719 for the six months ended December 31, 2014, and an accumulated deficit of $50,502,686 and a working capital deficiency of $900,390 as of December 31, 2014 (fiscal year ended June 30, 2014 - $859,612). The Company has not yet commenced meaningful revenue-producing operations and has significant expenditure requirements to continue to advance research, developing and commercializing its conductive plastics technology, ElectriPlast. The Company estimates that, without further funding, it will deplete its cash resources within three months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

As of December 31, 2014 and June 30, 2014, property and equipment consisted of the following:

	December 31, 2014	June 30, 2014
Equipment	$103,169	$98,975
Furniture and fixtures	96,279	96,279
Leasehold improvements	49,162	29,567

	248,610	224,821
Less: accumulated depreciation	(198,038)	(197,000)

Property and equipment, net	$50,572	$27,821

Depreciation expense for the six months ended December 31, 2014 and 2013 was $1,038 and $0, respectively.

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common stock

During the six months ended December 31, 2014, the Company completed 7 private placements:

(i)	The private placement amounting to $108,620 for the issuance of 638,940 shares consisting of common stock at $0.17 a share and warrants issued at $0.001 per warrant to purchase 638,940 shares on or before February 16, 2016 at an exercise price of $0.30 per share.

(ii)	The private placement amounting to $305,478 for the issuance of 1,796,927 shares consisting of common stock at $0.17 per share and warrants issued at $0.001 per warrants to purchase 1,796,927 shares on or before February 16,2016 at an exercise price of $0.30 per share.

(iii)	The private placement amounting to $160,622 for the issuance of 642,087 shares consisting of common stock at $0.25 per share.

(iv)	The private placement amounting to $247,875 for the issuance of 701,447 shares consisting of common stock at $0.35 per share.

(v)	The private placement amounting to $263,720 for the issuance of 694,377 shares consisting of common stock at $0.38 per share.

(vi)	The private placement amounting to $25,000 for the issuance of 100,000 shares consisting of common stock at $0.25 per share.

(vii)	The private placement amounting to $48,500 for the issuance of 127,631 shares consisting of common stock at $0.38 per share.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT, CONTINUED

The Company determined that the warrants did not contain any provisions that would preclude equity treatment.

During the six month period ended December 31, 2014, the Company issued shares of common stock pursuant to consulting agreements as follows:

(i)	50,000 shares measured at a fair value of $0.31 per share resulting in a total value of $15,250 was recorded as selling, general, and administrative expenses in a prior period.
(ii)	850,000 shares measured at a fair value of $0.33 per share resulting in a total value of $280,500. $67,462 of the amount is being amortized over the eight month service period and $213,038 was recorded as selling, general, and administrative expenses.
(iii)	150,000 shares measured at a fair value of $0.35 per share resulting in a total value of $72,250. Due to the terms of the consulting agreement, $11,750 has been recorded as a prepaid expense, and $60,500 was recorded as selling, general, and administrative expenses.

Stock-based compensation

During the six months ended December 31, 2014, the Company recorded stock-based compensation expense with respect to vested stock options and warrants and modified stock options of $94,651 (2013 - $115,008) included in selling, general, and administrative expenses.

Stock-based compensation not yet recognized at December 31, 2014 relating to non-vested stock options and warrants was $485,123 and $0 (2013 - $1,925 and $0), which will be recognized over a period of 2.59 years (2013 - 0.18 and 0.00 years), respectively.

Stock options and restricted shares

The Company is reviewing several alternatives to replace its 2001, 2003, and 2009 Stock Option Plans with a new omnibus stock option plan (the “New Plan”). In certain cases, we have made contractual commitments to provide shares or stock option grants in anticipation of putting in place the New Plan. The New Plan will allow us to attract and retain key employees or service providers as we continue to develop our business. We will obtain the necessary approvals based on the attributes of the plan. We anticipate that this New Plan will be implemented prior to June 30, 2015.

In January 2001, the Company adopted the Integral Technologies, Inc. 2001 Stock Plan (the "2001 Plan"), a non-qualified stock option plan under which the Company may issue up to 2,500,000 stock options and bonuses of common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company. This plan was amended during December 2001 to increase the number of common stock options that may be granted from 2,500,000 to 3,500,000 stock options. As of December 31, 2014, there were 1,289,500 (June 30, 2014 - 764,500) common stock options available under this plan.

In April 2003, the Company adopted the Integral Technologies, Inc. 2003 Stock Plan (the "2003 Plan"), a non-qualified stock option plan under which the Company may issue up to 1,500,000 stock options. As of December 31, 2014, there were 1,475,000 (June 30, 2014 - 1,375,000) common stock options available under this plan.

During the fiscal year ended June 30, 2010, the Company adopted the Integral Technologies, Inc. 2009 Stock Plan (the "2009 Plan"), a non-qualified stock option plan under which the Company may issue up to 4,000,000 common stock options. As of December 31, 2014, there were 1,900,000 (June 30, 2014 - 500,000) common stock options available under this plan.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT, CONTINUED

Stock option activity

The following summarizes information about the Company’s options outstanding:

	Number of Options	Price Per Option	Weighted Average Exercise Price
Outstanding, June 30, 2014	5,900,000	$0.25 to $ 1.00	$0.42
Granted	-	-	-
Cancelled	(2,125,000)	$0.25 to $ 1.00	$0.49
Forfeited	-	-	-

Outstanding, December 31, 2014	3,775,000	$0.25 to $ 1.00	$0.37
Exercisable, December 31, 2014	3,125,000	$0.25 to $ 1.00	$0.42

A summary of the status of non-vested options as of December 31, 2014 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at June 30, 2014	650,000	$0.30
Options granted	-	-
Options forfeited	-	-
Options vested	-	-

Non-vested at December 31, 2014	650,000	$0.30

The weighted average remaining contractual lives for options outstanding and exercisable at December 31, 2014 are 1.73 years and 1.46 years (December 31, 2013 - 1.60 and 1.35 years), respectively.

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2014 was $622,000 and $502,500 (December 31, 2013 - $145,000), respectively. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value is the difference between the market value of the shares and the exercise price of the award.

Restricted stock

Restricted share activity during the three month period ended December 31, 2014 is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of June 30, 2014	1,950,000	$0.34
Granted	-	-
Cancelled	-	-
Forfeited	-	-

Outstanding as of December 31, 2014	1,950,000	$0.34

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT, CONTINUED

As of December 31, 2014, there was $485,123 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 2.59 years.

A summary of the status of non-vested restricted shares as of December 31, 2014 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-vested at June 30, 2014	1,412,500	$0.34
Awards granted	-	-
Awards forfeited	-	-
Awards vested	(337,500)	$0.38

Non-vested at December 31, 2014	1,075,000	$0.33

Stock purchase warrants

The following summarizes information about the Company’s stock purchase warrants outstanding and exercisable:

	Number of Warrants	Price Per Share	Weighted Average Exercise Price

Balance, June 30, 2014	36,472,910	$0.30 - $1.00	$0.46
Issued	4,001,256	$0.25 - $0.30	$0.30
Expired	(6,129,733)	$0.30 - $0.50	$0.31
Exercised	(1,330,323)	$0.17	$0.30

Balance, December 31, 2014	33,014,110	$0.30 - $0.70	$0.43

The following activity occurred during the six months ended December 31, 2014:

•	117,647 investor warrants exercisable at $0.60 were re-priced to $0.17 and were exercised for proceeds of $20,000. The re-pricing of warrants resulted in no additional expenses.
•	301,500 investor warrants exercisable at $0.50 were re-priced to $0.17 and exercised for proceeds of $51,255. The re-pricing of warrants resulted in no additional expenses.
•	400,000 investor warrants exercisable at $0.50 were re-priced to $0.17 and exercised for proceeds of $68,000. The re-pricing of warrants resulted in no additional expenses.
•	446,470 investor warrants exercisable at $0.30 were exercised for proceeds of $133,941.
•	64,706 investor warrants exercisable at $0.70 were re-priced to $0.30 and exercised for proceeds of $19,411. The re-pricing of warrants resulted in no additional expenses.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT, CONTINUED

Share obligations

Pursuant to a consulting agreement dated August 19, 2013, the Company is obligated to pay $5,000 to $10,000 per month based on the number of hours worked and to issue 6,000 shares of common stock per month beginning September 1, 2013.

As of December 31, 2014, no shares have been issued. As such, a total of 42,000 shares of common stock are issuable. The obligation to issue shares of common stock was measured at a weighted average fair value of $0.35 per share on the date each series of shares became issuable. A total of $14,760 was recorded as an obligation to issue shares within equity and as consulting expense in the consolidated statements of operations during the fiscal year ended June 30, 2014. As of December 31, 2014 this amount is still recorded as an obligation to issue shares.

Pursuant to an agreement dated September 25, 2014 the Company is obligated to issue 400,000 shares of common stock to settle accounts payable of $223,994. The obligation to issue shares was measured at a weighted average fair value of $0.56 per share on the date each series of shares became issuable. A total of $223,994 was recorded as an obligation to issue shares within equity.

As of December 31, 2014 there was $20,000 received in subscriptions for 52,361 shares of common stock measured at a weighted average fair value of $0.38 per share. As a result, $20,000 was recorded as an obligation to issue shares within equity.

NOTE 6 - RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

Fair value

The promissory note balance and convertible debentures approximates fair value given that it was only recently entered into. The derivative financial liabilities are carried at fair value, and any gains or losses thereon are recognized in the consolidated statements of operations.

Credit risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The Company’s financial asset that is exposed to credit risk consists of cash, which is placed with US and Canadian financial institutions.

Concentration of credit risk exists with respect to the Company’s cash, as certain amounts are held at US and Canadian financial institutions. The Company's cash and equivalents is as follows at December 31, 2014 and June 30, 2014:

	December 31, 2014	June 30, 2014

Cash (US institution)	$79,647	$193,782
Cash (CDN institution)	905	5,995

	$80,552	$199,777

All U.S. institution amounts are fully covered by FDIC insurance as of December 31, 2014 and June 30, 2014. Additionally, all CDN institution amounts are covered by CDIC insurance.

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

NOTE 7 - INCOME TAXES

There are no current or deferred tax expenses for the six months ended December 31, 2014 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. As of December 31, 2014, the Company had a net operating loss carry-forward of $12,686,000.

NOTE 8 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six Months Ended December 31,
	2014	2013

Changes in working capital
Prepaid expenses	$(55,381)	$20,231
Other assets	(2,500)	-
Accounts payable and accruals	27,329	87,054
Notes and accounts receivable	(4,500)	250,000
Deferred revenue and other	5,000	-

	$(30,052)	$357,285
Shares issued for:
Services (provided by officers and directors)	-	122,500
Services and financing fees	348,250	226,625
Subscriptions received	511,000	143,769
Supplemental cash flow information:
Interest paid	$11,275	$-

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 9 - LOSS PER SHARE

	Loss (Numerator)	Weighted Average Number of Shares (Denominator)	Basic and Diluted Loss Per Share

Three months ended December 31, 2014
Net loss for period	$(1,095,452)
Preferred stock dividends	-

Loss attributable to common shareholders	$(1,095,452)	104,154,424	$(0.01)

Three months ended December 31, 2013
Net loss for period	$(905,421)
Preferred stock dividends	(3,865)

Loss attributable to common shareholders	$(909,286)	77,738,310	$(0.01)

Six months ended December 31, 2014
Net loss for period	$(1,935,969)
Preferred stock dividends	-

Loss attributable to common shareholders	$(1,935,969)	101,806,110	$(0.02)

Six months ended December 31, 2013
Net loss for period	$(2,179,655)
Preferred stock dividends	(7,730)

Loss attributable to common shareholders	$(2,187,385)	77,089,481	$(0.03)

Common share equivalents consisting of convertible preferred stock, convertible debentures, stock options and warrants are not considered in the computation of diluted loss per share because their effect would be anti-dilutive.

NOTE 10 - RELATED PARTY TRANSACTIONS

During the fiscal year ended June 30, 2014 the Company was involved in loan and extinguishment of debt transactions with various directors of the Company. The loan is summarized in Notes 13(c). Also, as of December 31, 2014 $54,480 (June 30, 2014 - $330,474) was included in accounts payable and accruals owed to the Company's executives for outstanding managements fees, consulting fees and business related reimbursements, and are without interest or stated terms of repayment.

NOTE 11 - SEGMENT INFORMATION

The Company operates primarily in one business segment, the development of electronically-conductive resin-based materials, with operations located in the US.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 12 - CONVERTIBLE DEBENTURES

As of December 31, 2014, the Company has a convertible debenture purchase agreement with KBM Worldwide Inc. On October 22, 2014, a total of $120,000 was received, net of $4,000 in legal fees. The convertible debt is due July 24, 2015, roughly 9 months after issuance.

The convertible debenture accrues interest of 8% per annum and can be converted into common stock at the option of the holder at any time after 180 days following the date of issuance. The debenture has a conversion price equal to 61% of the market price. Market price is defined as the average of the lowest three trading prices for the Company’s common stock during the ten day trading period ending one trading day prior to the date of conversion notice with a limitation of 4.99% of the issued and outstanding common stock at the time of conversion. Any amount of the unsecured principle that is not paid when due, bears interest at a rate of 22% per annum.

The convertible debenture may be repaid by the Company as follows:

•	Outstanding principal multiplied by 108% together with accrued interest and unpaid interest thereon if prepaid within a period of 30 days beginning on the date of issuance of the note;
•	Outstanding principal multiplied by 113% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 31 days from the date of issuance of the note and ending on the date that is 60 days following the date of the note;
•	Outstanding principal multiplied by 118% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 61 days from the date of issuance of the note and ending on the date that is 90 days following the date of the note.
•	Outstanding principal multiplied by 123% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 91 days from the date of issuance of the note and ending on the date that is 120 days following the date of the note.
•	Outstanding principal multiplied by 128% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 121 days from the date of issuance of the note and ending on the date that is 150 days following the date of the note.
•	Outstanding principal multiplied by 135% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 151 days from the date of issuance of the note and ending on the date that is 180 days following the date of the note.

After the expiration of 180 days following the issue date, the borrower will have no right of prepayment.

The embedded conversion feature of the convertible debenture was treated as a derivative liability measured at fair value on inception and at each reporting date with the debt component being allocated the residual value of the debt and amortized using the effective interest method to its maturity value.

During the six month period ended December 31, 2014, a fair value loss on the derivative liability of $996 (2013 - $10,572) was recognized.

As of December 31, 2014, 451,965 shares of common stock of the Company would be required to settle the remaining tranches of convertible debt.

As of December 31, 2014, the face value of convertible debentures is $125,902 (June 30, 2014 - $0), which includes accrued interest of $1,902 (June 30, 2014 - $0).

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 12 - CONVERTIBLE DEBENTURES, CONTINUED

The fair values of the derivative financial liabilities are calculated using the Black-Scholes valuation method at the consolidated balance sheet dates.

The following weighted average assumptions were used in determining the fair values of the derivative financial liabilities outstanding at inception:

	December 31, 2014
Expected life (years)	0.75
Interest rate	0.91%
Volatility	104.34%
Dividend yield	N/	A
Estimated forfeitures	N/	A

The following weighted average assumptions were used in determining the fair value of the derivative financial liability:

	December 31, 2014
Expected life (years)	0.56
Interest rate	0.93%
Volatility	94.51%
Dividend yield	N/	A
Estimated forfeitures	N/	A

NOTE 13 - PROMISSORY NOTES PAYABLE

During the fiscal year ended June 30, 2014, the Company entered into the following promissory note payable agreements:

(a)	On December 19, 2013 and December 24, 2013, the company entered into one-month unsecured promissory notes payable totaling $25,000 and $35,000, respectively, which bore interest at 12% annually. Any unpaid principal and unpaid accrued interest is due January 19, 2014 and January 24, 2014, the maturity dates. In addition, the Company must issue 25,000 shares of common stock at each maturity date to settle the promissory notes. During the fiscal year ended June 30, 2014, the promissory notes payable were settled, therefore the outstanding balance was $0. The shares were issued during the six months ended December 31, 2014.

(b)	On October 1, 2013, the Company entered into a unsecured promissory note agreement with a consultant for unpaid fees of $215,000, which bears interest at 6% annually. On April 17, 2014 the Company issued 1,264,706 shares of common stock valued at the fair market price of $0.17 per share. As of June 30, 2014, the outstanding balance on this note was $0.

(c)	On February 1, 2014, the Company entered into a unsecured promissory note agreement with a director for unpaid consulting fees of $300,000, which bears interest at 6% annually. Any interest accrued on the outstanding balance is due at the maturity date, February 1, 2016. $5,000 is payable on the first of each month beginning March 1, 2014 through to March 1, 2015. The final payment of $272,234 consisting of principal and accrued interest is due on the maturity date. As of December 31, 2014 and June 30, 2014, the balance of the outstanding note was $264,000 and $289,500, respectively.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 13 - PROMISSORY NOTES PAYABLE, CONTINUED

Total outstanding promissory notes as of December 31, 2014 and June 30, 2014 is as follows:

	December 31, 2014	June 30, 2014

Current (due in 2015)	$60,000	$60,000
Non-current (due in 2016)	204,000	229,500

	$264,000	$289,500

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

The payments have been recorded as deferred revenue, which will be recognized as license fee revenue in the consolidated statements of operations over the life of the ten year contract. During the six months ended December 31, 2014, $25,000 (six months ended December 31, 2013 - $0) has been recognized as revenue.

The Company had previously conducted a series of engineering tests with East Penn Deka to evaluate the use of ElectriPlast in new applications. Based on favorable outcome of the those tests, the Company entered into an initial Development and Supply Agreement contract on August 14, 2014 between the Company and East Penn Manufacturing. The Company received a Development and Supply Fee in the amount of $150,000. Based upon the terms of the contract $120,000 has been recorded as revenue during the six months ended December 31, 2014 ($62,000 has been recorded for the three months ended December 31, 2014).

As of December 31, 2014 and June 30, 2014, the remaining deferred revenue was as follows:

	December 31, 2014	June 30, 2014

Current	$80,000	$50,000
Non-current	395,833	420,833

	$475,833	$470,833

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 15 - LEASE AGREEMENTS

During the six months ended December 31, 2014 and 2013, rent expense was $20,022 and $38,402, respectively. Effective July 1, 2013 the Company entered into a lease agreement whereby the Company is the lessee of office space. The agreement expires on June 30, 2018, and monthly payments are $2,500. Future minimum lease payments are as follows:

2015	$15,000
2016	30,000
2017	30,000
2018	30,000

NOTE 16 - SUBSEQUENT EVENTS

In accordance with Accounting Standards Codification Topic No. 855 Subsequent Events, the Company has evaluated subsequent events through the time between the end of the reporting period and the time this Quarterly Report on Form 10-Q for the six months ended December 31, 2014 was filed.

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

Overview

Integral focuses the majority of its resources on researching, developing and commercializing its ElectriPlast® technologies. The technology possesses a multitude of applications in a myriad of industries. These include the auto industry, aerospace, consumer electronics, and commercial aviation industries, among others. One key factor that could drive demand for ElectriPlast is the need for light-weighting. Automotive and aerospace are leading the way to achieve reduced emissions and increased fuel economy. Light-weighting involves the substitution of lighter materials, often times using carbon-fiber based, for heavier (aluminum and other metals) materials.

In addition, Integral allocates resources to expand and protect the extensive intellectual property holdings surrounding its ElectriPlast® technology. Integral’s business strategy focuses on the leveraging of its intellectual property rights and our strength in product design and material innovation. Integral is focusing its business development and marketing efforts on securing licensing and/or joint development agreements in areas for which it currently hold patents covering specific materials, components, parts, applications or end-products incorporating conductive resins and ElectriPlast technology. Integral collaborates with suppliers, Tier1 vendors, OEM's and manufacturers of products who would benefit from the incorporation of any of the ElectriPlast® applications.

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

During the quarter, several steps were taken by the Company to mature certain client relationships and applications while also addressing on-going funding requirements. On September 25, 2014 the Company announced the signing of a development and supply agreement with East Penn Manufacturing Co. East Penn operates the largest single-site, lead-acid battery manufacturing facility in the world and is a proven leader in custom wire and cable solutions. Under the terms of the contract ElectriPlast will provide engineering and design services, materials and finished products to East Penn. As of December 31, 2014, the Company and East Penn had completed approximately 80% of the activities required to complete the development and supply agreement requirements. Following the completion of the remaining activities, the companies will discuss and define the next steps between the two companies.

The Company announced that it is expanding its manufacturing agreement with longtime manufacturer, Jasper Rubber Products, Inc., allowing Jasper to manufacture ElectriPlast at more than one facility. This step was necessary in order to demonstrate to key customers, that the Company has the capacity to support their demand, which may require manufacturing capacity in addition to Jasper's existing facility. By the end of December 31, 2014, the Company had completed the start-up of a manufacturing line at a second location which was used to ship ElectriPlast to clients.

In Asia, the Company introduced ElectriPlast technology to an automotive power supply company that provides its products to some of the world's largest Hybrid Electric Vehicle (HEV) and Electric Vehicles (EV) companies. The Company announced on October 8, 2014 that its Asian molding partner, Chang Rim Eng Inc. had successfully completed its prototype phase for a motor casing for the automotive industry. A potential customer was testing a large number of motor casings in real-world environments.

The Company also announced during the quarter the development of two new conductive light-weighting materials. The focus of these new materials is the high performance shielding market and applications that will utilize ElectriPlast as a conductor. These new products will be protected by existing patents, with additional opportunities to add to Integral's IP portfolio from innovations achieved during product development.

Funding remains a priority for the Company and during the second quarter $853,547 were raised through a combination of stock warrant exercises, subscriptions received, debt and limited new share placements.

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

Financial Condition

To date we have recorded nominal revenues. Although the Company has begun to receive some revenue from the sale of material for commercial applications, the Company is devoting substantially all of its efforts to developing the business. From inception on February 12, 1996 through December 31, 2014, we have accrued an accumulated deficit of approximately $50.5 million.

As of December 31, 2014, our assets were $217,336, consisting of cash of $80,552, accounts receivable of $4,500, prepaid expense of $79,212, other assets of $2,500 and fixed assets of $50,572.

As of December 31, 2014, current liabilities of $1,067,154 consisting of accounts payable and accruals of $776,555, note payable of $60,000, deferred revenue of $80,000, convertible debentures of $44,779, and derivative financial liabilities of $105,820. Non-current liabilities consist of notes payable of $204,000 and deferred revenue of $395,833.

As of December 31, 2014, total stockholders' deficit was $1,449,651.

Results of Operations of the Three Months Ended December 31, 2014 compared to the Three Months Ended December 31, 2013

Our net loss for the three months ended December 31, 2014, was $1,112,202 compared to a net loss of $905,421 for the corresponding period of the prior fiscal year, an increase of $206,781. Revenue of $62,000 for the three months ended December 31, 2014 included the addition of $45,000 of engineering services revenue associated with the East Penn Manufacturing Co. (Deka) agreement, $12,500 of license revenue arising from the current quarter amortization of the $500,000 payment by Hanwha L&C Corp. to the Company for the 10-year license extended by the Company to Hanwha as of September 30, 2013, and $4,500 of revenue associated with sales of ElectriPlast. Operating expenses for the three months ended December 31, 2014, increased by $302,311 from the three months ended December 31, 2013. Interest expense decreased $139,312 for the three months ended December 31, 2014 due to the reduction in average value of convertible promissory notes compared to the corresponding three months ended December 31, 2013.

Consulting fees of $ $365,257 for the three months ended December 31,2014,  includes non-cash, stock based compensation charges for options of zero and shares issued for services of $167,019. This is compared to consulting fees of $558,693 provided in the corresponding period of the prior fiscal year that included non-cash, stock based compensation for options, warrants modified stock options previously granted of $349,125 and shares issued for services of $283,876. As described in the notes to the financial statements, the fair value of options granted were valued using the Black-Scholes option pricing model.

Salaries and benefits incurred of $328,184 for the three months ended December 31, 2014, compared to $55,000 in the corresponding period of the prior fiscal year, included stock-based compensation charges for options and restricted stock previously granted of $49,666 (compared to 0 in the corresponding period of the prior fiscal year).

Other general and administrative expense incurred of $421,764 for the three months ended December 31, 2014, compared to other general and administrative expense of $205,477 during the corresponding period of the prior fiscal year.  For the three months ended December 31, 2014, compared to the three months ended December 31, 2013, other general and administrative items include legal & accounting fees of $78,191 as compared to $103,992, travel and entertainment expenses of $20,001 as compared to $14,119, other miscellaneous general and administrative items of $131,334 as compared to $99,433, and advertising expenses of $197,523 as compared to $7,746.  This increase in advertising expense was a result in increased marketing efforts to raise the profile of the Company as it approaches commercialization of its technology.

Research and development costs incurred during the three months ended December 31, 2014 were $41,217, compared to $16,432 over the corresponding period of the prior fiscal year. The change was attributable to costs incurred to operate and support the manufacturing process by Jasper of our ElectriPlast® material, independent testing of several of our ElectriPlast® applications, and the net of receipts of funds from the sale of prototypes.

Bank charges and interest expense of $35,376 includes interest incurred on the promissory notes for the three months ended December 31, 2014, compared to amortization of convertible debt of $174,688 provided in the corresponding period of the prior fiscal year.

Fair value loss (recovery) on derivative financial liabilities of $996 consists of the total change in fair value of derivative instruments related to the convertible debts since inception for the three month period ended December 31, 2014, compared to $0 provided in the corresponding period of the prior fiscal year. As described in the notes to the financial statements, this value was determined using the Black-Scholes option pricing model.

Results of Operations of the Six Months Ended December 31, 2014 compared to the Six Months Ended December 31, 2013

Our net loss for the six months ended December 31, 2014, was $1,952,719 compared to a net loss of $2,179,655 for the corresponding period of the prior fiscal year, a reduction of $226,936.  Revenue of $152,782 for the six months ended December 31, 2014 included the addition of $120,000 of engineering services revenue associated with the East Penn Manufacturing Co. (Deka) agreement, $25,000 of license revenue arising from the current quarter amortization of the $500,000 payment by Hanwha L&C Corp. to the Company for the 10-year license extended by the Company to Hanwha as of September 30, 2013, and $7,782 of revenue associated with sales of ElectriPlast. Operating expenses for the six months ended December 31, 2014 were increased by $40,747. from the six months ended December 31, 2013. Interest expense decreased $198,745 for the six months ended December 31, 2014 due to the reduction in average value of convertible promissory notes compared to the corresponding six months ended December 31, 2013.

Without making adjustments for the items described above, the decrease in our net loss between the corresponding periods is primarily attributable to the increase in revenue associated with the East Penn Deka agreement, licensee fee revenue associated with the recognition of Hanwha deferred revenue in the current quarter, ElectriPlast sales, and a reduction of interest expense offset slightly by an increase in selling, general, and administrative expenses ($23,809), research and development expenses ($16,938) and other income associated with the settlement of convertible debentures during the corresponding six months of 2013. In the six months ended December 31, 2014, consulting expenses decreased by $760,313, a redefinition of certain salaries and benefits as a separate category increased salaries and benefits by $502,914, research and development increased by $16,938, bank charges and interest decreased by $198,745, and gain on extinguishment of debt was $0 compared to a recovery of $93,270 for the six months ended December 31, 2013.

Selling, general, and administrative fees of $2,005,929 (comprised of consulting, salaries and benefits, and other G&A expense) for the six months ended December 31, 2014 , includes non-cash, stock based compensation charges for options and restricted stock previously granted of $94,561 and shares issued for services of $167,019. This is compared to selling, general, and administrative fees of $1,982,120 in the corresponding period of the prior fiscal year that included non-cash, stock based compensation charges for options granted of $88,663 and shares issued for services of $513,333. As described in the notes to the financial statements, the fair value of options granted were valued using the Black-Scholes option pricing model.

Consulting fees of $690,043 includes non-cash, stock based compensation charges for options of zero and shares issued for services of $167,019. This is compared to consulting fees of $1,450,356 provided in the corresponding period of the prior fiscal year that included non-cash issuances of shares in consideration for consulting services of $778,333 and $115,008 for stock based compensation charges for options granted of $778,333. As described in the notes to the financial statements, the fair value of options granted were valued using the Black-Scholes option pricing model.

Salaries and benefits incurred of $612,914 for the six months ended December 31, 2014, compared to $110,000 in the corresponding period of the prior fiscal year, and stock based compensation charges for options and restricted stock previously granted of $94,561 compared to 0 in the corresponding period of the prior fiscal year.

Other general and administrative expense incurred of $702,972 for the six months ended December 31, 2014, compared to other general and administrative expense of $212,374 during the corresponding period of the prior fiscal year. For the period ended December 31, 2014, compared to the period ended December 30, 2013, other general and administrative items includes legal & accounting fees of $256,783 as compared to $209,390, travel and entertainment expenses of $45,203 as compared to $54,719, other miscellaneous general and administrative items of $131,334 as compared to $99,433, and advertising expenses of $242,636 as compared to $12,452. This increase in advertising expense was a result in increased marketing efforts to raise the profile of the Company as it approaches commercialization of its technology. The Company intends to continue advertising expenses at a rate above those expended in 2013 consistent with the direction to accelerate commercial acceptance.

Research and development costs incurred during the six months ended December 31, 2014 were $60,566, compared to $43,628 over the corresponding period of the prior fiscal year. The change was attributable to costs incurred to operate and support the manufacturing process by Jasper of our ElectriPlast® material, independent testing of several of our ElectriPlast® applications, and the net of receipts of funds from the sale of prototypes.

Bank charges and interest expense of $38,031 includes interest of $35,963 for the six months ended December 31, 2014, compared to amortization of convertible debt of $236,776 provided in the corresponding period of the prior fiscal year.

Fair value loss (recovery) on derivative financial liabilities of $996 consists of the total change in fair value of derivative instruments related to the convertible debts since inception for the six month period ended December 31, 2014, compared to $10,572 provided in the corresponding period of the prior fiscal year. As described in the notes to the financial statements, this value was determined using the Black Scholes pricing method.

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

Liquidity and Capital Resources

Since inception we have funded our operations through capital fundraising, issuance of convertible debt, and loans from management. As of December 31, 2014, we had $80,552, in cash on hand as compared to $199,777 as of June 30, 2014.

Net cash provided by financing activities for the  six  months ended December 31, 2014 consisted  repayment of promissory notes of ($25,500), proceeds from convertible debt of $120,000 and proceeds from issuance of common stock of $807,297 and subscriptions received of $511,000.

Based on our current cash and cash equivalents levels and expected cash flow from operations, we believe our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures. We intend to license our proprietary technology and services or obtain equity and/or debt financing to support our current and proposed operations and capital expenditures. We executed a supply and manufacturing agreement with East Penn Manufacturing and received a $150,000 payment as engineering services revenue. We intend to reach similar supply and manufacturing agreements as well as joint development agreements with customers. Additional financing may not be available on satisfactory terms when required. In addition, the trading price of our common stock and a downturn in the equity and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. We currently have no firm commitments for any additional capital. There is no guarantee that we will be successful in raising the funds required. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

The Company has used approximately $29,503,733 in cash from operations since inception in 1996, which has been funded primarily from proceeds from the issuance of common stock. As of June 30, 2014, the Company has issued warrants which have the potential to yield $12,800,000 calculated as 28,292,715 warrants at a weighted average exercise price of $0.45. During the six months ended December 31, 2014, we completed stock warrant exercises with certain shareholders which resulted in cash into the company of $1,292,797. In the event the stock price rises to certain levels in the future and the some or all of the warrant holders elect to acquire Common Stock shares by exercising their warrants, prior to the expiry date, the Company may raise additional funds from warrant holders. We have no ability to forecast future stock price movements nor are we able to determine how many warrant holder would elect to acquire shares by exercising their warrants.

We are not currently in the manufacturing business. As demand continues to grow and our need to increase capacity, reduce manufacturing costs and to improve margins, we would consider directly entering into the manufacturing business, including the possibility of acquiring existing assets or an operating company to help us accelerate this process: however, this will only be possible through additional capital.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of  December 31, 2014.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended December 31, 2014 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended December 31, 2014 are fairly stated, in all material respects, in accordance with US GAAP.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2014, the Company completed 6 private placements:

(i)	The private placement amounting to $108,620 for the issuance of 638,940 shares consisting of common stock at $0.17 a share and warrants issued at $0.001 per warrant to purchase 638,940 shares on or before February 16, 2016 at an exercise price of $0.30 per share.

(ii)	The private placement amounting to $305,478 for the issuance of 1,796,927 shares consisting of common stock at $0.17 per share and warrants issued at $0.001 per warrants to purchase 1,796,927 shares on or before February 16, 2016 at an exercise price of $0.30 per share.

(iii)	The private placement amounting to $160,622 for the issuance of 642,087 shares consisting of common stock at $0.25 per share.

(iv)	The private placement amounting to $247,875 for the issuance of 701,447 shares consisting of common stock at $0.35 per share.

(v)	The private placement amounting to $263,720 for the issuance of 694,377 shares consisting of common stock at $0.38 per share.

(vi)	The private placement amounting to $25,000 for the issuance of 100,000 shares consisting of common stock at $0.25 per share.

(vii)	The private placement amounting to $48,500 for the issuance of 127,631 shares consisting of common stock at $0.38 per share.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 - OTHER INFORMATION-SUBSEQUENT EVENTS

None

ITEM 6. Exhibits

10.01	Amended License Agreement between Integral Technologies, Inc. and Hanwha Advanced Materials dated June 19, 2013 and effective as of July 1, 2014

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith.

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code is filed herewith.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code is filed herewith.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integral Technologies, Inc.

By:	/s/ Douglas Bathauer
Douglas Bathauer, Chief Executive Officer
(Principal Executive Office)

By:	/s/ W. Bartlett Snell
W. Bartlett Snell, Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: February 17, 2015

EXHIBIT INDEX

10.01	Amended License Agreement between Integral Technologies, Inc. and Hanwha Advanced Materials dated June 19, 2013
And effective as of July 1,2014

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code is filed herewith.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code is filed herewith.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document