Form 10-Q
period 2015-03-31
INTEGRAL TECHNOLOGIES INC
filed 2015-05-15
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2015.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of March 31, 2015, there were 111,662,155 outstanding shares of the Registrant's Common Stock, par value $0.001 per share.

INTEGRAL TECHNOLOGIES, INC.
March 31, 2015 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Integral Technologies, Inc.
Consolidated Balance Sheets
As of March 31, 2015 (Unaudited) and June 30, 2014 (Audited)

ASSETS	March 31, 2015	June 30, 2014

Current assets:
Cash	$306,860	$199,777
Prepaid expenses	75,305	23,831

Total current assets	382,165	223,608

Deposit	2,500	-
Property and equipment, net	66,820	27,821

Total Assets	$451,485	$251,429

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accruals	$669,795	$973,220
Loan payable	56,587	-
Notes payable	165,000	60,000
Deferred revenue	50,000	50,000
Convertible debentures	55,254	-
Derivative financial liabilities	125,550	-

Total current liabilities	1,122,186	1,083,220

Non-current liabilities:
Notes payable	-	229,500
Deferred revenue	383,333	420,833

Total non-current liabilities	383,333	650,333

Total Liabilities	1,505,519	1,733,553

Commitments and contingencies

Stockholders' Deficit
Common stock and paid in capital in excess of $0.001 par value, 150,000,000 shares authorized, 111,662,155 (June 30, 2014 - 98,985,442) issued and outstanding	50,285,939	46,832,941
Share subscriptions and obligations to issue shares	272,414	188,635
Accumulated other comprehensive income	46,267	46,267
Accumulated deficit	(51,658,654)	(48,549,967)

Total stockholders' deficit	(1,054,034)	(1,482,124)

Total Liabilities and Stockholders' Deficit	$451,485	$251,429

See accompanying notes to the consolidated financial statements.

Integral Technologies, Inc.
Consolidated Statements of Operations
For the three and nine months ended March 31, 2015 and 2014 (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

Revenue	$45,450	$6,250	$198,232	$18,750

Expenses:
Selling, general, and administrative expenses	1,105,749	560,353	3,111,678	2,542,473
Research and development	19,715	9,616	80,281	53,244

Total expenses	1,125,464	569,969	3,191,959	2,595,717

Other income	12,072	150,423	12,189	231,364
Other expense	(5,582)	(690,205)	(6,674)	(700,777)
Interest expense	(82,444)	(154,853)	(120,475)	(391,629)

Net Loss	$(1,155,968)	$(1,258,354)	$(3,108,687)	$(3,438,009)

Preferred stock dividends	$-	$(3,865)	$-	$(7,730)

Loss attributable to common shareholders	$(1,155,968)	$(1,262,219)	$(3,108,687)	$(3,445,739)

Net loss per share - basic	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Weighted average number of common shares outstanding	105,375,238	81,015,996	103,577,157	78,118,446

See accompanying notes to the consolidated financial statements.

Integral Technologies, Inc.
Consolidated Statements of Cash Flows
For the nine months ended March 31, 2015 and 2014 (Unaudited)

	Nine Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,108,687)	$(3,438,009)
Items not involving cash
Depreciation	1,948	-
Deferred revenues	(37,500)	(18,750)
Stock issued for consulting services	359,500	778,333
Stock-based compensation	139,636	100,076
Interest on derivative liability	103,956	364,237
Fair value gain on derivative financial liabilities	(11,994)	25,777
Net loss (gain) on settlement of convertible debentures	6,557	(32,432)
Gain on extinguishment of debt	-	(198,654)
Obligation to issue shares	33,660	705,010
Changes in working capital	(15,200)	217,683

Net cash used in operating activities	(2,528,124)	(1,496,729)

Cash flows from investing activities:

Deposit	(2,500)	-
Purchase of property and equipment	(40,947)	-

Net cash used in investment activities	(43,447)	-

Cash flows from financing activities:
Repayment of loan	(34,118)	(9,151)
Repayment of promissory notes	(24,500)	(90,000)
Proceeds from promissory notes	-	60,000
Proceeds from issuance of common stock	2,347,380	325,273
Proceeds from exercise of warrants	307,607	-
Subscriptions received	-	1,147,024
Proceeds from convertible debentures, net	245,000	345,000
Repayment of convertible debentures	(162,715)	(57,754)

Net cash provided by financing activities	2,678,654	1,720,392

Increase (decrease) in cash	107,083	223,663
Cash, beginning of period	199,777	532,308

Cash, end of period	$306,860	$755,971

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

These unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements for the year ended June 30, 2014 filed as part of the Company’s June 30, 2014 Form 10-K.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated balance sheet at March 31, 2015 and June 30, 2014, the consolidated results of operations and cash flows for the three and nine months ended March 31, 2015 and 2014. The results of operations for the nine months ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Integral Vision Systems, Inc. ("IVSI"), Antek Wireless Inc. ("Antek") and Electriplast Corp. (formerly Plastenna, Inc.) (“Electriplast”), and its 76.625%-owned subsidiary, Emergent Technologies Corp.("ETC"), which is currently inactive. ETC's non-controlling interest balance is immaterial to the financial statements. All intercompany balances and transactions have been eliminated.

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

As discussed in Note 16, the Company signed a ten year license agreement with Hanwha L&C, of South Korea. For license agreements that the Company enters into, revenue is recognized when all four of the following criteria are met: (i) a contract is executed, (ii) the contract price is fixed and determinable, (iii) delivery of the service or products has occurred, and (iv) collectability of the contract amounts is reasonably assured.

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

Advertising

The Company expenses all advertising costs as incurred.

Research and development

The Company expenses all research and development expenditures as incurred.

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

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Compound financial instruments

The Company has recorded as a derivative financial liability for the potential payments that would be made to holders of the convertible notes upon conversion. The derivative financial liability is initially recorded at fair value, with gains and losses arising from changes in fair value recognized in the consolidated statements of operations at each period end while such instruments are outstanding. The liability is being valued using a Black-Scholes Model which approximates the binomial model.

Fair value measurements

Assets and liabilities recorded at fair value in the balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. For certain of the Company's financial instruments including cash and accounts payable, the carrying values approximate fair value due to their short-term nature.

ASC 820 Fair Value Measurements and Disclosures specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820, these inputs are summarized in the three broad levels listed below:

•	Level 1 – Quoted prices in active markets for identical securities;
•	Level 2 – Other significant observable inputs that are observable through corroboration with market data (including quoted prices in active markets for similar securities); and
•	Level 3 – Significant unobservable inputs that reflect management's best estimate of what market participants would use in pricing the asset or liability.

Cash, accounts payable and accruals and notes payable are classified as a Level 1 measurement. The fair value measurement of the embedded derivative liability is classified as a Level 3 measurement as further discussed under Fair Value Measurements.

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

Stock-based compensation

The Company accounts for stock-based compensation expense associated with stock options and other forms of equity compensation by estimating the fair value of share-based payment awards on the date of grant using the market price of common stock or the Black-Scholes option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated statements of operations. The Company uses the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards. Stock-based compensation expense recognized in the consolidated statements of operations is reduced for estimated forfeitures, as it is based on awards ultimately expected to vest. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives using the straight-line method of depreciation.

Reclassifications

For comparability certain 2014 amounts have been reclassified to conform to classifications adopted in 2015. These reclassifications did not have a material impact to the 2014 pretax income or stockholders' equity.

Recent Accounting Pronouncements

In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The updated guidance is effective for annual reporting periods beginning after December 15, 2016, and related interim periods. Early adoption is not permitted. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2017. We are evaluating the impact of the amended revenue recognition guidance on our financial statements. Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s financial statements.

NOTE 3 - GOING CONCERN

These unaudited consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $3,108,687 for the nine months ended March 31, 2015, and an accumulated deficit of $51,658,654 and a working capital deficiency of $740,021 as of March 31, 2015 (fiscal year ended June 30, 2014 - $859,612).  The Company has not yet commenced meaningful revenue-producing operations and has significant expenditure requirements to continue to advance research, developing and commercializing its conductive plastics technology, ElectriPlast. The Company estimates that, without further funding, it will deplete its cash resources within three months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2015	June 30, 2014
Equipment	$104,924	$98,975
Furniture and fixtures	96,279	96,279
Leasehold improvements	64,565	29,567

	265,768	224,821
Less: accumulated depreciation	(198,948)	(197,000)

Property and equipment, net	$66,820	$27,821

Depreciation expense for the nine months ended March 31, 2015 and 2014 was $1,948 and $0, respectively.

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common stock

During the nine months ended March 31, 2015, the Company completed 11 private placements:

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

(iii)	The private placement amounting to $160,622 for the issuance of 642,087 shares consisting of common stock at $0.25 per share.

(iv)	The private placement amounting to $247,875 for the issuance of 701,447 shares consisting of common stock at $0.35 per share.

(v)	The private placement amounting to $263,720 for the issuance of 694,377 shares consisting of common stock at $0.38 per share.

(vi)	The private placement amounting to $25,000 for the issuance of 100,000 shares consisting of common stock at $0.25 per share.

(vii)	The private placement amounting to $48,500 for the issuance of 127,631 shares consisting of common stock at $0.38 per share.

(viii)	The private placement amounting to $35,000 for the issuance of 100,000 shares consisting of common stock at $0.35 per share.

(ix)	The private placement amounting to $239,000 for the issuance of 796,667 shares consisting of common stock at $0.30 per share.

(x)	The private placement amounting to $1,002,190 for the issuance of 3,340,633 shares consisting of common stock at $0.30 per share.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT, CONTINUED

(xi)	The private placement amounting to $70,000 for the issuance of 230,000 shares consisting of common stock at $0.30 per share.

The Company determined that the warrants did not contain any provisions that would preclude equity treatment.

During the nine month period ended March 31, 2015, the Company issued shares of common stock pursuant to consulting agreements as follows:

(i)	50,000 shares measured at a fair value of $0.31 per share resulting in a total value of $15,250 which was recorded as selling, general, and administrative expenses in a prior period.

(ii)	850,000 shares measured at a fair value of $0.33 per share resulting in a total value of $280,500 which was recorded as selling, general, and administrative expenses.

(iii)	150,000 shares measured at a fair value of $0.48 per share resulting in a total value of $72,250 which was recorded as selling, general, and administrative expenses.

(iv)	15,000 shares measured at a fair value of $0.45 per share resulting in a total value of $6,750 which was recorded as selling, general, and administrative expenses.

(v)	675,000 shares measured at a fair value of $0.30 per share resulting in a total value of $202,500 which was recorded as selling, general, and administrative expenses.

Stock-based compensation

During the nine months ended March 31, 2015, the Company recorded stock-based compensation expense with respect to vested stock options and warrants and modified stock options of $139,636 (2014 - $100,076) included in selling, general, and administrative expenses.

Stock-based compensation not yet recognized at March 31, 2015 relating to non-vested stock options, restricted stock and warrants was $421,147 and $0 (2014 - $0 and $0), which will be recognized over a period of 2.34 years (2014 0.00 years), respectively.

Stock options and restricted shares

The Company is reviewing several alternatives to replace its 2001, 2003, and 2009 Stock Option Plans with a new omnibus stock option plan (the “New Plan”).   In certain cases, we have made contractual commitments to provide shares or stock option grants in anticipation of putting in place the New Plan.  The New Plan will allow us to attract and retain key employees or service providers as we continue to develop our business.  We will obtain the necessary approvals based on the attributes of the plan.  We anticipate that this New Plan will be implemented prior to June 30, 2015

In January 2001, the Company adopted the Integral Technologies, Inc. 2001 Stock Plan (the "2001 Plan"), a non-qualified stock option plan under which the Company may issue up to 2,500,000 stock options and bonuses of common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company.  This plan was amended during December 2001 to increase the number of common stock options that may be granted from 2,500,000 to 3,500,000 stock options.  As of March 31, 2015, there were 1,289,500 (June 30, 2014 - 764,500) common stock options available under this plan.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT, CONTINUED

In April 2003, the Company adopted the Integral Technologies, Inc. 2003 Stock Plan (the "2003 Plan"), a non-qualified stock option plan under which the Company may issue up to 1,500,000 stock options.  As of March 31, 2015, there were 1,475,000 (June 30, 2014 - 1,375,000) common stock options available under this plan.

During the fiscal year ended June 30, 2010, the Company adopted the Integral Technologies, Inc. 2009 Stock Plan (the "2009 Plan"), a non-qualified stock option plan under which the Company may issue up to 4,000,000 common stock options.  As of March 31, 2015, there were 1,275,000 (June 30, 2014 - 500,000) common stock options available under this plan.

Stock option activity

The following summarizes information about the Company’s options outstanding:

	Number of Options	Price Per Option	Weighted Average Exercise Price
Outstanding, June 30, 2014	5,900,000	$0.25 to $ 1.00	$0.42
Granted	-	-	-
Cancelled	(2,125,000)	$0.25 to $ 1.00	$0.49
Forfeited	-	-	-
	-
Outstanding, March 31, 2015	3,775,000	$0.25 to $ 1.00	$0.36
Exercisable, March 31, 2015	3,125,000	$0.25 to $ 1.00	$0.37

A summary of the status of non-vested options as of March 31, 2015 is as follows:

	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at June 30, 2014	650,000	$0.30
Options granted	-	-
Options forfeited	-	-
Options vested	-	-

Non-vested at March 31, 2015	650,000	$0.30

The weighted average remaining contractual lives for options outstanding and exercisable at March 31, 2015 are 1.48 years and 1.21 years (June 30, 2014 - 1.55 and 1.30 years), respectively.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT, CONTINUED

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2015 was $1,827,500 and $1,474,000 (June 30, 2014 - $163,750 and $156,250), respectively. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value is the difference between the market value of the shares and the exercise price of the award.

Restricted stock

Restricted share activity during the nine month period ended March 31, 2015 is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value per Share
Outstanding as of June 30, 2014	1,950,000	$0.34
Granted	-	-
Cancelled	-	-
Forfeited	-	-

Outstanding as of March 31, 2015	1,950,000	$0.34

As of March 31, 2015, there was $421,147 of total unrecognized compensation costs related to the outstanding restricted shares, which is expected to be recognized over a weighted average period of 2.34 years.

A summary of the status of non-vested restricted shares as of March 31, 2015 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-vested at June 30, 2014	1,412,500	$0.35
Awards granted	-	-
Awards forfeited	-	-
Awards vested	(537,500)	$0.33

Non-vested at March 31, 2015	875,000	$0.35

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT, CONTINUED

Stock purchase warrants

The following summarizes information about the Company’s stock purchase warrants outstanding and exercisable:

	Number of Warrants	Price Per Share	Weighted Average Exercise Price

Balance, June 30, 2014	39,749,999	$0.17 - $1.00	$0.37
Issued	4,001,256	$0.25 - $0.30	$0.30
Expired	(10,892,590)	$0.17 - $0.70	$0.46
Cancelled	(2,725,000)	$0.50 - $0.70	$0.52
Exercised	(1,380,323)	$0.17 - $0.50	$0.32

Balance, March 31, 2015	28,753,342	$0.25 - $0.50	$0.35

The following activity occurred during the nine months ended March 31, 2015:

•	117,647 investor warrants exercisable at $0.60 were re-priced to $0.17 and were exercised for proceeds of $20,000. The re-pricing of warrants resulted in no additional expenses.
•	301,500 investor warrants exercisable at $0.50 were re-priced to $0.17 and exercised for proceeds of $51,255. The re-pricing of warrants resulted in no additional expenses.
•	400,000 investor warrants exercisable at $0.50 were re-priced to $0.17 and exercised for proceeds of $68,000. The re-pricing of warrants resulted in no additional expenses.
•	446,470 investor warrants exercisable at $0.30 were exercised for proceeds of $133,941.
•	64,706 investor warrants exercisable at $0.70 were re-priced to $0.30 and exercised for proceeds of $19,411. The re-pricing of warrants resulted in no additional expenses.
•	50,000 investor warrants exercisable at $0.30 were exercised for proceeds of $15,000.
•	1,250,000 investor warrants expiring January 31, 2015 and exercisable at $0.50 were extended to October 1, 2015 and re-priced to $0.30.
•	1,000,000 investor warrants expiring February 28, 2015 were extended to December 1, 2015.
•	50,000 investor warrants expiring February 28, 2015 and exercisable at $0.50 were extended to December 1, 2015 and re-priced to $0.30.
•	25,000 investor warrants expiring February 28, 2015 and exercisable at $0.70 were extended to October 1, 2015 and re-priced to $0.50.
•	1,000,000 investor warrants expiring February 28, 2015 and exercisable at $0.50 were extended to October 1, 2015 and re-priced to $0.30.
•	350,000 investor warrants expiring February 28, 2015 and exercisable at $0.50 were extended to October 1, 2015.
•	6,248,215 investor warrants expiring May 25, 2015 and exercisable at $0.50 were extended to November 25, 2016 and re-priced to $0.30.
•	1,209,470 investor warrants expiring February 28, 2015 and exercisable at $0.30 were extended to October 1, 2015.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT, CONTINUED

•	2,000,000 investor warrants exercisable at $0.50 expiring February 28, 2015 were extended to November 25, 2016 and re-priced to $0.30.
•	157,000 investor warrants exercisable at $0.70 were re-priced to $0.30.
•	2,425,000 investor warrants exercisable at $0.50 were re-priced to $0.30.

Share obligations

Pursuant to a consulting agreement dated August 19, 2013, the Company is obligated to pay $5,000 to $10,000 per month based on the number of hours worked and to issue 6,000 shares of common stock per month beginning September 1, 2013.

As of March 31, 2015, no shares have been issued. As such, a total of 114,000 shares of common stock are issuable. The obligation to issue shares of common stock was measured at a weighted average fair value of $0.42 per share on the date each series of shares became issuable. A total of $33,660 (for the nine months ended March 31, 2014 - $14,760) was recorded as an obligation to issue shares within equity and as consulting expense in the consolidated statements of operations during the nine months ended March 31, 2015. A cumulative total of $48,420 has been recorded to date and as of March 31, 2015, these amounts are still recorded as an obligation to issue shares.

Pursuant to an agreement dated September 25, 2014, the Company is obligated to issue 400,000 shares of common stock to settle accounts payable of $223,994. The obligation to issue shares was measured at a weighted average fair value of $0.56 per share on the date each series of shares became issuable.  A total of $223,994 was recorded as an obligation to issue shares within equity.

During the nine months ended March 31, 2015, there was $20,000 received in subscriptions for 52,361 shares of common stock measured at a weighted average fair value of $0.38 per share.  As a result, $20,000 was recorded as an obligation to issue shares within equity as of December 31, 2014.  During the quarter ended March 31, 2015, these funds were refunded, and the related shares of common stock were cancelled.

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

Concentration of credit risk exists with respect to the Company’s cash, as certain amounts are held at US and Canadian financial institutions. The Company's cash is as follows at March 31, 2015 and June 30, 2014:

	March 31, 2015	June 30, 2014

Cash (US institution)	$306,163	$193,782
Cash (CDN institution)	697	5,995

	$306,860	$199,777

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 6 - RISK MANAGEMENT AND FINANCIAL INSTRUMENTS, CONTINUED

All except $47,958 of U.S. institution amounts are covered by FDIC insurance as of March 31, 2015 and are fully covered as of June 30, 2014.  Additionally, all CDN institution amounts are covered by CDIC insurance.  Management deems any related risk to be minimal.

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

NOTE 7 - INCOME TAXES

There are no current or deferred tax expenses for the nine months ended March 31, 2015 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.  As of March 31, 2015, the Company had a net operating loss carry-forward of $12,946,000.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 8 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine Months Ended March 31,
	2015	2014
Changes in working capital
Prepaid expenses	$39,231	$35,600
Accounts payable and accruals	(54,431)	(67,917)
Notes and accounts receivable	-	250,000

	$(15,200)	$217,683
Shares issued for:
Settlement of debt	348,994	564,031
Settlement of convertible debenture	-	743,954
Services	374,450	778,333
Supplemental cash flow information:
Interest paid	$11,275	$26,485
Share issue costs in accounts payable	-	37,210

NOTE 9 - LOSS PER SHARE

Common share equivalents consisting of convertible preferred stock, convertible debentures, stock options and warrants are not considered in the computation of diluted loss per share because their effect would be anti-dilutive.

NOTE 10 - RELATED PARTY TRANSACTIONS

During the fiscal year ended June 30, 2014 the Company was involved in loan and extinguishment of debt transactions with various directors of the Company.  The loan is summarized in Note 14(c).  Also, as of March 31, 2015 $54,480 (June 30, 2014 - $330,474) was included in accounts payable and accruals owed to the Company's executives for outstanding managements fees, consulting fees and business related reimbursements, and are without interest or stated terms of repayment.

NOTE 11 - SEGMENT INFORMATION

The Company operates primarily in one business segment, the development of electronically-conductive resin-based materials, with operations located in the US.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 12 - CONVERTIBLE DEBENTURES

As of March 31, 2015, the Company has entered into the following convertible debenture purchase agreement with KBM Worldwide Inc.:

•	On October 22, 2014, a total of $120,000 (settled) was received, net of $4,000 in legal fees. The convertible debt is due July 24, 2015, roughly 9 months after issuance.
•	On January 5, 2015, a total of $125,000 was received, net of $4,000 in legal fees. The convertible debt is due October 8, 2015, roughly 9 months after issuance.

The convertible debenture accrues interest of 8% per annum and can be converted into common stock at the option of the holder at any time after 180 days following the date of issuance. The debenture has a conversion price equal to 61% of the market price. Market price is defined as the average of the lowest three trading prices for the Company’s common stock during the ten day trading period ending one trading day prior to the date of conversion notice with a limitation of 4.99% of the issued and outstanding common stock at the time of conversion. Any amount of principal that is not paid when due bears interest at a rate of 22% per annum.

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

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 12 - CONVERTIBLE DEBENTURES, CONTINUED

As of March 31, 2015, $nil (year ended June 30, 2014 - $660,466) of the face value of debentures were extinguished by issuing nil (year ended June 30, 2014 – 3,379,734) shares of common stock of the Company, and a cash payment of $nil (year ended June 30, 2014 - $1,122,933) representing the fair value of the derivative liabilities and the amortized cost of convertible debentures settled was included as additional paid in capital.

As of March 31, 2015, $124,000 (June 30, 2014 - $171,648) of convertible debentures were settled by paying $162,715 (June 30, 2014 - $321,132), and for the nine month period ended March 31, 2015, $6,557 (nine months ended March 31, 2014 - $32,432) was recognized representing the loss on settlement of convertible debentures.

During the nine month period ended March 31, 2015, a fair value gain on the derivative liability of $11,994 (2014 – loss of $25,777) was recognized.

As of March 31, 2015, 285,949 (June 30, 2014 - 0) shares of common stock of the Company would be required to settle the remaining tranches of convertible debt at a conversion price of $0.46 per common share.

As at March 31, 2015, the face value of convertible debentures is $131,403 (June 30, 2014 - $0), which includes accrued interest of $2,403 (June 30, 2014 - $0).

The fair value of the derivative financial liability is calculated using the Black-Scholes valuation method at the consolidated balance sheet date.

The following weighted average assumptions were used in determining the fair value of the outstanding derivative financial liability at inception:

	March 31, 2015	June 30, 2014
Expected life (years)	0.75	0.87
Interest rate	0.93%	1.08%
Volatility	99.24%	73.62%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

The following weighted average assumptions were used in determining the fair value of the derivative financial liability:

	March 31, 2015	June 30, 2014
Expected life (years)	0.56	N/A
Interest rate	0.93%	N/A
Volatility	94.51%	N/A
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

NOTE 13 – LOAN PAYABLE

During the nine month period ending March 31, 2015, the Company entered into a financing arrangement to cover directors’ and officers’ liability insurance for the period December 31, 2014 to December 31, 2015. The amount financed was $72,755, which bears interest at 3.189% annually. Monthly payments of $8,084 are required to settle amounts owing. The balance outstanding as of March 31, 2015 was $56,587.  Also, $68,028 is included in prepaid insurance as of March 31, 2015.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 14 - PROMISSORY NOTES PAYABLE

During the fiscal year ended June 30, 2014, the Company entered into the following promissory note payable agreements:

(a)	On December 19, 2013 and December 24, 2013, the company entered into one-month unsecured promissory notes payable totaling $25,000 and $35,000, respectively, which bore interest at 12% annually. Any unpaid principal and unpaid accrued interest is due January 19, 2014 and January 24, 2014, the maturity dates. In addition, the Company must issue 25,000 shares of common stock at each maturity date to settle the promissory notes. During the fiscal year ended June 30, 2014, the promissory notes payable were settled, therefore the outstanding balance was $nil. The shares were issued during the nine months ended March 31, 2015.

(b)	On October 1, 2013, the Company entered into an unsecured promissory note agreement with a consultant for unpaid fees of $215,000, which bears interest at 6% annually. On April 17, 2014 the Company issued 1,264,706 shares of common stock valued at the fair market price of $0.17 per share. As of June 30, 2014, the outstanding balance on this note was $nil.

(c)	On February 1, 2014, the Company entered into an unsecured promissory note agreement with a former director for unpaid consulting fees of $300,000, which bears interest at 6% annually. Any interest accrued on the outstanding balance is due at the maturity date, February 1, 2016. $5,000 is payable on the first of each month beginning March 1, 2014 through to March 1, 2015. The final payment of $272,234 consisting of principal and accrued interest is due on the maturity date. On March 31, 2015, the remaining balance of this note of $265,000 was transferred to a non-related company and subsequently modified to include the following conversion options:

•	$100,000 of principal may be settled at a conversion price of $0.30 per common share (settled); and
•	$165,000 of principal may be settled at a conversion price of $0.50 per common share

The embedded conversion feature of the convertible promissory note was treated as a derivative with the fair value of the liability component first allocated to the debt and the equity component being allocated the residual value of the principal value of the debt.   At inception, the fair value of the liability component was measured to be $265,000 with the residual value of $nil allocated to equity.  The modification of the debt to include conversion options was not considered to be a significant modification requiring extinguishment accounting and accordingly no gain or loss has been recognized on modification or settlement.  On March 31, 2015, 333,334 shares of common stock were issued to settle $100,000 of the promissory note. At March 31, 2015, 330,000 shares of common stock would be required to settle the remainder of the promissory note.  As a result $165,000 has been recorded as short term promissory notes payable.

Total outstanding promissory notes as of March 31, 2015 and June 30, 2014 is as follows:

	March 31, 2015	June 30, 2014

Current	$165,000	$60,000
Non-current	-	229,500

	$165,000	$289,500

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 15 - SETTLEMENT OF DEBT

During the nine month period ending March 31, 2015, accounts payable of $25,000 with a consultant was settled by issuing 54,347 shares of common stock measured at a fair value of $0.46 per share on the date of the agreement.

NOTE 16 - DEFERRED REVENUE

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

The payments have been recorded as deferred revenue, which will be recognized as license fee revenue in the consolidated statements of operations over the life of the ten year contract. During the nine months ended March 31, 2015, $37,500 (nine months ended March 31, 2014 - $18,750) has been recognized as revenue.

The Company had previously conducted a series of engineering tests with East Penn Deka to evaluate the use of ElectriPlast in new applications.  Based on favorable outcome of the those tests, the Company entered into an initial Development and Supply Agreement contract on August 14, 2014 between the Company and East Penn Manufacturing.  The Company received a Development and Supply Fee in the amount of $150,000 which has been recorded as revenue during the nine months ended March 31, 2015 ($30,000 had been recognized during the three months ended March 31, 2015).

As of March 31, 2015 and June 30, 2014, the remaining deferred revenue was as follows:

	March 31, 2015	June 30, 2014

Current	$50,000	$50,000
Non-current	383,333	420,833

	$433,333	$470,833

NOTE 17 - LEASE AGREEMENTS

During the nine months ended March 31, 2015 and 2014, rent expense was $34,536 and $46,041, respectively.  Effective July 1, 2013 the Company entered into a lease agreement whereby the Company is the lessee of office space.  The agreement expires on June 30, 2018, and monthly payments are $2,500.  Future minimum lease payments are as follows:

2015	$22,500
2016	30,000
2017	30,000
2018	15,000

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time between the end of the reporting period and the time this Quarterly Report on Form 10-Q for the nine months ended March 31, 2014 was filed and notes the following:

(a)	Subsequent to the nine month period ending March 31, 2015, a total of $298,088 was raised pursuant to exercising 200,000 warrants at an exercise price of $0.50 per warrant and 660,293 warrants at an exercise price of $0.30 per warrant. As a result, 860,293 common shares were issued.

(b)	On April 27, 2015, the Company issued 330,000 shares of common stock to settle the remaining principal balance of $165,000 of the promissory note (Note 14(c)).

(c)	During the month of April 2015, the Company reached an agreement whereby the Company may settle $200,000 in legal fees and disbursements through a lump sum cash payment of $100,000. Additionally, the Company must pay an up-front retainer of $50,000 related to the estimated cost of filing for several new patent applications. A total of $150,000 has been paid resulting in a gain on extinguishment of $100,000. The remaining balance of $26,430 with the lawyer is payable on or before June 30, 2015.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

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

During the quarter, several steps were taken by the Company to mature certain client relationships and applications while also addressing on-going funding requirements.  On September 25, 2014 the Company announced the signing of a development and supply agreement with East Penn Manufacturing Co., Under the terms of the contract ElectriPlast provided engineering and design services, materials and finished products to East Penn.  As of March 31, 2015, the Company and East Penn had completed all of the activities required to complete the development and supply agreement requirements.

The Company also filed provisional patents associated with their bipolar battery technology and bipolar plate products.  The Company believes the bipolar battery plate provides long-sought breakout weight savings and performance benefits for the lead-acid battery market.  The world-wide market demand for lead-acid batteries was estimated to be $44.7B in 2014, and expected to grow to $58.6B by 2020 (a 5% CAGR).  The company intends to develop the bipolar battery as an ElectriPlast business unit and will seek partners to fully develop batteries for consumer and industrial consumption.

In Asia, the Company made further progress by introducing another ElectriPlast application to the automotive industry. The Company announced on October 8, 2014 that one of its Asian molding partners, Chang Rim Eng Inc. (“Chang Rim”), had successfully completed its prototype phase for a motor casing targeting the domestic Asia automotive market.  On March 17, 2015 Chang Rim announced it had provided additional test units to its customer and had completed the product validation process under real-world conditions. Chang Rim believes it has fulfilled all its requirements to its customer and anticipates a significant order in the near future.

Funding remains a priority for the Company, and during the quarter $1,461,690 was raised through a combination of stock warrant exercises, subscriptions received, debt and limited new share placements.

Patents/Trademarks on Technologies

Our intellectual property portfolio consists of over fourteen years of accumulated research and design knowledge and trade secrets.  We have sought United States (“US”) patent protection for many of our ideas related to our ElectriPlast® technologies.  Currently, we have filed 117 non-provisional US patent applications, 55 of which have been issued as patents, with 51 of those issued patents not yet expired.  No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, we will continue to attempt to commercialize these technologies without the protection of patents.  As patents are issued, we will have the exclusive right to use and license the design(s) described in each issued patent for the life of the patent in the US.

Of the 117 non-provisional applications filed that have not issued as patents, 9 are currently pending, and 53 are no longer pending.  Integral continues to pursue intellectual property protection through its patent and trademark portfolio while constantly evaluating its filings to judiciously apply resources to our most critical technologies.  Integral has filed 12 Canadian patent applications, 2 of which have issued, with 10 no longer being active.  Integral has filed an International patent application, which published on September 25, 2014.

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

Financial Condition

To date we have recorded nominal revenues. Although the Company has begun to receive some revenue from the sale of material for commercial applications, the Company is devoting substantially all of its efforts to developing the business.  From inception on February 12, 1996 through March 31, 2015, we have accrued an accumulated deficit of approximately $51.7 million.

As of March 31, 2015, our assets were $451,485, consisting of cash of $306,860, prepaid expense of $75,305, deposits of $2,500 and fixed assets of $66,820.

As of March 31, 2015, current liabilities of $1,122,186 consisting of accounts payable and accruals of $669,795, loan payable of $56,587,  note payable of $165,000, deferred revenue of $50,000, convertible debentures of $55,254, and derivative financial liabilities of $125,550. Non-current liabilities consist of deferred revenue of $383,333.

As of March 31, 2015, total stockholders' deficit was $ 1,054,034.

Results of Operations of the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

Our net loss for the three months ended March 31, 2015, was $1,155,968 compared to a net loss of $1,258,354 for the corresponding period of the prior period representing a decrease of $102,386 Significant changes for the three months ended March 31, 2015 compared to the corresponding period of the prior fiscal year have been described as follows:

•	Revenues increased by $39,200. The increase is attributed to $30,000 (three months ended March 31, 2014 - $nil) in engineering services revenue associated with the East Penn Manufacturing Co. (Deka) agreement and $12,500 (three months ended March 31, 2014 - $6,250) of license revenue arising from the current quarter amortization of the $500,000 payment by Hanwha L&C Corp. to the Company for the 10-year license extended by the Company to Hanwha as of September 30, 2013. Remaining difference relates to revenues associated with sales of ElectriPlast.

Operating expense for the three months ended March 31, 2015, was $1,125,464 compared to operating expense of $569,969 for the corresponding period of the prior fiscal year, an increase of $555,495. Significant changes for the three months ended March 31, 2015 compared to the corresponding period of the prior fiscal year have been described as follows:

•	Consulting fees increased by $252,247. Consulting fees of $427,325, includes non-cash shares issued for services of $70,712 and obligations to issue shares of $11,580. The remainder of the increase pertains to additional consulting fees incurred to increase the exposure of the Company due to our anticipated impending commercialization of the ElectriPlast product. This is compared to consulting fees of $175,078 provided in the corresponding period of the prior fiscal year that included non-cash, stock based compensation charges for options granted of $14,392 and shares issued for services of $14,760. As described in the notes to the financial statements, the fair value of options granted were valued using the Black-Scholes option pricing model;

•	Legal and accounting fees increased by $66,997. The increase is predominately attributed to legal fees associated with increased patent work in connection with our research and development efforts;
•	Salaries and benefits increased by $103,716. Salaries and benefits incurred of $322,443 for the three months ended March 31, 2015, compared to $218,727 in the corresponding period of the prior fiscal year. Non-cash, Stock based compensation charges for options vesting were $44,896 compared to $nil in the corresponding period of the prior fiscal year. Remaining increase is due to hiring additional staff for assistance in commercialization of the ElectriPlast product;
•	Advertising expense increased by $142,467. The increase is attributed to management’s focus on accelerating commercial acceptance of its ElectriPlast product. The Company intends to continue advertising expenses at a rate above those expended in 2013;
•	Research and development cost increased by $10,099. The change was attributable to incurring costs to operate and support the manufacturing of our ElectriPlast material, independent testing of several of our ElectriPlast applications;

Interest expense decreased by $72,409 for the three months ended March 31, 2015 due to the reduction in convertible promissory notes held. Included in interest expense are: fair value recovery on derivative financial liabilities of $12,990 (three months ended March 31, 2014 - fair value loss $15,205), representing the change in fair value of derivative liabilities; loss on early settlement of convertible debentures settled in cash of $6,578 (three months ended March 31, 2014 - $nil); interest expense on the derivative liability of $74,353 (three months ended March 31, 2014 - $144,438). Remaining change in interest expense is due to minimal fluctuations on interest on short term promissory notes and loans held. As described in the notes to the financial statements, the fair value of the derivative liabilities were measured using the Black-Scholes option pricing model.

Results of Operations of the Nine Months Ended March 31, 2015 compared to the Nine Months Ended March 31, 2014

Our net loss for the nine months ended March 31, 2015, was $3,108,687 compared to a net loss of $ 3,438,009 for the corresponding period of the prior fiscal year representing a reduction of $329,322.  Significant changes for the nine months ended March 31, 2015 compared to the corresponding period of the prior fiscal year have been described as follows:

•	Revenues increased by $179,482. The increase is attributed to $150,000 (nine months ended March 31, 2014 - $nil) of engineering services revenue associated with the East Penn Manufacturing Co. (Deka) agreement and $37,500 (nine months ended March 31, 2014 - $18,750) of license revenue arising from the amortization of the $500,000 payment by Hanwha L&C Corp. to the Company for the 10-year license extended by the Company to Hanwha as of September 30, 2013, and $11,232 (nine months ended March 31, 2014 - $nil) of revenue associated with sales of ElectriPlast.

Operating expense for the nine months ended March 31, 2015, was $3,191,959 compared to operating expense of $2,595,717 for the corresponding period of the prior fiscal year, an increase of $596,242. Significant changes for the nine months ended March 31, 2015 compared to the corresponding period of the prior fiscal year have been described as follows:

•	Consulting fees of $1,083,708 decreased by $541,726. The decrease is primarily attributed to certain consultants becoming employees of the Company. Consulting fees include non-cash, stock based compensation charges for options granted of $nil (nine month period ending March 31, 2014 - $88,663), shares issued for services of $374,750 (nine month period ending March 31, 2014 - $513,333); and obligations to issue shares of $33,660 (nine month period ending March 31, 2014 - $14,760);
•	Legal and accounting increased by $114,390. The increase is predominately attributed to legal fees associated with increased patent work;
•	Salaries and benefits increased by $606,630. The increase is attributed to stock based compensation charges for options vesting in the period of $94,562 (nine month period ending March 31, 2014 - $nil), and certain consultants becoming employees of the Company;
•	Advertising increased by $372,651. The increase is attributed to management’s focus on accelerating commercial acceptance of its ElectriPlast product. The Company intends to continue advertising expenses at a rate above those expended in 2013;
•	Research and development increased by $27,030. The increase is attributable to incurring costs to operate and support the manufacturing process by Jasper of our ElectriPlast® material, independent testing of several of our ElectriPlast® applications reduced by funds from the sale of prototypes.

Interest expense decreased by $271,154 for the nine months ended March 31, 2015 due to the reduction in convertible promissory notes held. Included in interest expense are: fair value recovery on derivative financial liabilities of $11,994 (nine months ended March 31, 2014 – fair value loss $25,777), representing the change in fair value of derivative liabilities; loss on early settlement of convertible debentures settled in cash of $6,578 (nine months ended March 31, 2014 – ($32,432)); and interest expense of $103,956 (nine months ended March 31, 2014 - $364,237). The fair value of options granted were valued using the Black-Scholes option pricing model.

Critical Accounting Policies and Estimates

Revenue recognition

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

Liquidity and Capital Resources

Since inception we have funded our operations through capital fundraising, issuance of convertible debt, and loans from management. As of March 31, 2015, we had $306,860 in cash on hand as compared to $199,777 as of June 30, 2014.

Net cash provided by financing activities for the  nine months ended March 31, 2015 consisted of proceeds from issuance of common stock of $2,347,380, proceeds from exercise of warrants of $307,607, proceeds from convertible debentures of $245,000, repayment of loan of $34,118, repayment of promissory notes of $24,500 and repayment of convertible debt of $162,715.

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

The Company has used approximately $30,500,000 in cash from operations since inception in 1996, which has been funded primarily from proceeds from the issuance of common stock.  As of March 31, 2015, the company has  warrants outstanding which have the potential to yield $10,059,495 calculated as 28,753,342 warrants at a weighted average exercise price of $0.35 if the warrants are exercised.  During the nine months ended March 31, 2015, the Company completed stock warrant exercises with certain shareholders and made certain private placements which resulted in cash into the company of $2,654,987. In the event the stock price rises to certain levels in the future and the some or all of the warrant holders elect to acquire Common Stock shares by exercising their warrants, prior to the expiry date, the Company may raise additional funds from warrant holders.  We have no ability to forecast future stock price movements nor are we able to determine how many warrant holders would elect to acquire shares by exercising their warrants if at all.

As the Company’s commercialization of ElectriPlast continues to develop, our strategy with respect to the manufacture of the ElectriPlast pellet will continue to evolve. As demand continues to grow and our need to increase capacity, reduce manufacturing costs and to improve margins, we would consider a variety of options, including the possibility of acquiring existing assets or an operating company to help us accelerate this process, however this will only be possible through additional capital.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2015.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the nine months ended March 31, 2015 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the nine month period ended March 31, 2015 are fairly stated, in all material respects, in accordance with US GAAP.

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

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on business, financial condition or operating results.

ITEM 1A.	RISK FACTORS

The Company is a smaller reporting Company as defined by Rule 12b-2 of the Exchange Act and is not required to provide information required under this Item.

ITEM 2 -	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2015, the Company completed 4 private placements:

(i)	The private placement amounting to $35,000 for the issuance of 100,000 shares consisting of common stock at $0.35 per share.

(ii)	The private placement amounting to $239,000 for the issuance of 796,667 shares consisting of common stock at $0.30 per share.

(iii)	The private placement amounting to $1,002,190 for the issuance of 3,340,633 shares consisting of common stock at $0.30 per share.

(iv)	The private placement amounting to $70,000 for the issuance of 230,000 shares consisting of common stock at $0.30 per share.

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

The Company has evaluated subsequent events through the time between the end of the reporting period and the time this Quarterly Report on Form 10-Q for the nine months ended March 31, 2014 was filed and notes the following:

(a)	Subsequent to the nine month period ending March 31, 2015, a total of $298,088 was raised pursuant to exercising 200,000 warrants at an exercise price of $0.50 per warrant and 660,293 warrants at an exercise price of $0.30 per warrant. As a result, 860,293 common shares were issued.

(b)	On April 27, 2015, the Company issued 330,000 shares of common stock to settle the remaining principle balance of $165,000 of the promissory note (Note 14(c)).

(c)	During the month of April 2015, the Company reached an agreement whereby the Company may settle $200,000 in legal fees and disbursements through a lump sum cash payment of $100,000. Additionally, the Company must pay an up-front retainer of $50,000 related to the estimated cost of filing for several new patent applications. A total of $150,000 has been paid resulting in a gain on extinguishment of $100,000. The remaining balance of $26,430 with the lawyer is payable on or before June 30, 2015.

ITEM 6.	Exhibits

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code is filed herewith.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code is filed herewith.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date:  May 15, 2015

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