Form 10-K
period 2015-06-30
INTEGRAL TECHNOLOGIES INC
filed 2015-09-28
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2014 (based on an average of the bid and ask prices of approximately $0.49) was approximately $50,912,243.

The number of shares of the issuer’s common stock, $.001 par value, outstanding as of September 15, 2015, was 115,330,111 shares.

PART I

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO
DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

Readers of this document, and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. Forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward looking statements since there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K for the year ended June 30, 2015, as filed with the Securities and Exchange Commission include, but are not limited to, (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of Integral Technologies, Inc. or our management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our company or our business.

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

We apply a significant portion of our resources to the protection of our intellectual property through patent filings. One source of income will be from up-front licensing fees as is the case with our manufacturing license agreement for the use of our patents and proprietary “know-how” for the manufacture of the ElectriPlast® pellets by Hanwha Advanced Materials Co., Ltd. (“Hanwha”) of Korea. We expect to derive future income from additional manufacturing license fees, and other license fees related to the use our patents and proprietary “know how” by third-parties for the development and manufacture of a variety of ElectriPlast® applications. We also expect to generate income from royalties from the sale of ElectriPlast® materials by our licensees as well as from our direct sales efforts.

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

In particular, our business model calls for collaborating with leading resin and fiber suppliers, manufacturers, and technology innovators to manufacture ElectriPlast®, and develop new product applications for ElectriPlast® . We anticipate that these relationships will lead to greater market penetration and adoption for our products. In view of these goals, we have recently formed relationships with BASF, Chang Rim Eng Inc., Delphi Automotive PLC and Hanwha, and believe that we now have several key global relationships to help us expand our operations both domestically and internationally.

During the fiscal year, several actions were taken by the Company to better position the commercialization of ElectriPlast. The Company continued to emphasize the expansion of ElectriPlast's technical and engineering capabilities. The Company filed non-provisional patents associated with its bipolar battery technology and bipolar plate products.  The Company believes the bipolar battery plate provides long-sought breakout weight savings and performance benefits for the lead-acid battery market.  The world-wide market demand for lead-acid batteries was estimated to be $44.7B in 2014, and expected to grow to $58.6B by 2020 (a 5% CAGR).  The company intends to develop the bipolar battery as an ElectriPlast business unit and will seek partners to fully develop batteries for consumer and industrial consumption.

To expedite the commercialization and monetization of the battery technology, the company may consider investment or acquisition other battery companies, sell all or part of the plate technology business unit, and / or merge the business unit with another company

In Asia, the Company made further progress by introducing another ElectriPlast application to the automotive industry. The Company announced on October 8, 2014 that one of its Asian molding partners, Chang Rim Eng Inc. (“Chang Rim”), had successfully completed its prototype phase for a motor casing targeting the domestic Asia automotive market.  On March 17, 2015 Chang Rim announced it had provided additional test units to its customer and had completed the product validation process under real-world conditions. On August 20, 2015, the Company announced with Chan Rim the largest ElectriPlast order in the Company’s history.

On March 9, 2015 the Company announced the completion of the relocation of its North American manufacturing from Jasper to Evansville, Indiana to prepare the foundation for expected manufacturing growth.  In conjunction with long time manufacturing partner Jasper Rubber Products, the manufacturing is now taking place at the Nova Polymers facility in Evansville, IN.  In addition to relocating the line, additional capacity was added by dedicating existing Nova fixed assets to the ElectriPlast process which will increase capacity by ten times when fully implemented.  Nova was selected because they provide the necessary infrastructure for scaling manufacturing capacity to meet the expected growth in customer volumes through 2020 and beyond.

On January 8, 2015 the Company announced the signing of a strategic Memorandum of Understanding ("MOU") with its long-time nickel plated carbon fiber ("NiC") manufacturer, Conductive Composites.  The Company has extensively researched a variety of conductive fibers critical for the manufacture of ElectriPlast and found Conductive Composites to be the ideal specialty nickel plated carbon fiber supplier.

The agreement established a relationship in which Conductive Composites will build a separate manufacturing line, in a new facility, dedicated to producing NiC exclusively for ElectriPlast. Integral will be supplying the equipment, and Conductive Composites will provide turnkey technical and operational support in manufacturing the NiC.

A key priority for the Company is to build and expand the reach of its business development activities, as well as enhance the quality of its internal governance mechanisms.  On July 7, 2016 the Company announced the addition of Jeffrey A. Babka to its Board of Directors and Chairman of the Audit Committee.  Babka is the Chief Financial Officer of NOMi Corporation, an in-store analytics provider.  Prior to his position at NOMi, Babka served as Chief Financial Officer of Applied Predictive Technologies, a cloud-based predictive analytics company, which was acquired by MasterCard Inc. in May 2015.

In a move to expand the Company’s business development activities and to gain advice on new directions to commercialize ElectriPlast, on April 13, 2015 the Company announced the formation of an Advisory Board and the addition of James W. Wise to the Board. Wise is the Managing Partner of PACE Companies, LLP, and for twenty-five years has represented clients to the Federal government and state governments in policy areas such as energy, transportation, and defense contracting.  Wise will be invaluable in assisting the company in building further key partnerships and relationships in the public and private sectors.  Bart Snell, Integral's CFO, works closely with the Advisory Board and serves as liaison so the initiatives of the Advisory Board are coordinated with the business and technology directions of ElectriPlast.

TECHNOLOGIES

ElectriPlast®

We have researched and developed an innovative, electrically and thermally conductive resin-based material called “ElectriPlast®.” The ElectriPlast® polymer is a compounded formulation of resin-based materials that are conductively loaded, or doped, with a proprietary-controlled, balanced concentration of micron conductive materials, and then pelletized using our patented manufacturing process. The conductive loading or doping within this pellet is then homogenized using conventional molding techniques and conventional molding equipment. The end result is a product that can be molded into any of the infinite shapes and sizes associated with plastics, is non-corrosive, and can serve as an electrically conductive alternative material to metal.

ElectriPlast® is a patented non-corrosive, durable, conductive plastic pellet that replaces the metallic component currently used for shielding and conductive devices, thus creating applications never before possible and with a 40-60% weight reduction. ElectriPlast's® intellectual property rights and 55 issued patents and 10 pending applications cover both the material and its applications.

Various examples of applications for ElectriPlast® include antennas, EMI shielding, lighting circuitry, switch actuators, resistors, batteries, medical devices, thermal management and cable connector bodies, among many others. We have been working to introduce these new applications and the ElectriPlast® technology on a global scale.

The ElectriPlast® intellectual property (IP) portfolio is the centerpiece of Integral’s strategy to aggressively develop, protect, and market its innovations. Integral’s patent holdings encompass a broad range of ElectriPlast® developments which extend beyond the core technology to include key applications, and manufacturing processes

ElectriPlast® can be fabricated into virtually any shape or dimension using low-cost capital investment equipment, such as injection molding and extrusion versus high cost stamping methods. Its design flexibility, shorter development cycle and speed of manufacturing create a valuable market edge for customers.

Jasper Rubber Products, Inc. and Nova Polymers, are Integral’s US manufacturing partners of its proprietary ElectriPlast® product line (“Jasper”) (www.jasperrubber.com), and Hanwha is the Korean manufacturer.

Nova brings over thirty years of experience in the custom compounding of engineering resins.  Nova manufacturing and engineering resources includes an on-site lab which is a critical component in providing the required mechanical testing for ElectriPlast.

Jasper, founded in 1949, is a leader in innovative rubber and plastics development. It manufactures a full range of products for customers in the major appliance, oil filter, and automotive industries, a number of which are Fortune 500 companies.

Hanwha L&C is part of the Hanwha Group of Companies that collectively form one of the largest conglomerates in South Korea. Headquartered in Seoul, Hanwha Group of Companies’ businesses include chemicals, munitions, plastics and similar materials for aerospace, automotive and consumer goods industries, as well as solar, pharmaceuticals, financial services, renewable energy, manufacturing and construction. Hanwha Group is on Forbes’ list of Top Global Companies.

On January 27, 2015 the Company and Hanwha Advanced Materials Co., Ltd. (“Hanwha”), formerly known as Hanwha L&C, amended that certain license agreement between the parties dated June 19, 2013, (the “License Agreement”) due to the sale of certain non-automotive related assets by Hanwha, including its former name Hanwha L&C, to a third party. This amendment is effective as of July 1, 2014 and no other provisions of the License Agreement were modified.

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

Of the 117 non-provisional applications filed that have not issued as patents, 10 are currently pending, and 53 are no longer pending.  Integral continues to pursue intellectual property protection through its patent and trademark portfolio while constantly evaluating its filings to judiciously apply resources to our most critical technologies.  Integral has filed 12 Canadian patent applications, 2 of which have issued, with 10 no longer being active.  Integral has filed an International patent application, which published on September 25, 2014, claiming features of the Company’s capsule.  Subsequent to the year end the Company filed national stage applications based on this PCT on September 15, 2015 in Canada, Mexico, Brazil, China, Japan, South Korea, Europe, Malaysia, Saudi Arabia, India, Thailand, Philippines, Singapore and Australia.  Subsequent to the year end the Company filed new US and PCT patent applications for Bipolar Plate and Method of Making and Using Same.

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

Product Manufacturing and Distribution

We are not currently in the manufacturing business. As demand continues to grow and our need to increase capacity, reduce manufacturing costs and to improve margins, we would consider directly entering into the manufacturing business, including the possibility of acquiring existing assets or an operating company to help us accelerate this process. We have entered into a non-exclusive manufacturing agreement with Jasper Rubber and Nova Polymers, discussed herein, which provide for Jasper and Nova to manufacture ElectriPlast® for us.

Working with Jasper and Nova, we have refined the manufacturing and molding process of ElectriPlast®. The relocation of the current manufacturing from the Jasper Rubber Products facility to Nova Polymers began in the fall of 2014, and was completed early this year.   In addition to relocating the line, additional capacity was added by dedicating existing Nova fixed assets to the ElectriPlast process which will increase capacity by ten times when fully implemented.  Nova was selected because they provide the necessary infrastructure for scaling manufacturing capacity to meet the expected growth in customer volumes through 2020 and beyond.

In June 2013, we signed a 10-year agreement with Hanwha that grants Hanwha an exclusive right to sell, distribute and manufacture ElectriPlast® in South Korea. Additionally, Hanwha has acquired non-exclusive sales and distribution rights to ElectriPlast® in Japan, Taiwan and China. Hanwha is part of the Hanwha Group of companies that collectively form one of the largest conglomerates in South Korea, and is a global supplier in both automotive and consumer goods materials.

We also signed a Letter of Intent ("LOI") with chemical leader BASF Corporation to jointly explore the North American market for ElectriPlast's patented line of conductive thermoplastics. Together with BASF, we will approach key OEMs and Tier 1 manufacturers with opportunities for conductive thermoplastics as a lightweight material alternative to metals. As the world’s leading chemical company, BASF’s portfolio ranges from chemicals, plastics, performance products and crop protection products to oil and gas.

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

SUMMARY OF AGREEMENTS

Our business model calls for collaborating with leading technology innovators to develop new product applications for ElectriPlast® and to license our intellectual property for its manufacture and commercialization across many industries. Below is a summary of each of our commercial agreements concerning our ElectriPlast® technology (Please note that we have not yet received significant revenues from these agreements unless otherwise noted)

Patent License Agreement with Heatron, Inc.

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

Letter of Intent with BASF

In June of 2013, we signed a Letter of Intent ("LOI") with chemical leader BASF Corporation to jointly explore the North American market for ElectriPlast's patented line of conductive thermoplastics. Along with BASF, we will approach key OEMs and Tier 1 manufacturers with opportunities for conductive thermoplastics as a lightweight material alternative to metals. As the world’s leading chemical company, BASF’s portfolio ranges from chemicals, plastics, performance products and crop protection products to oil and gas.

Patent License Agreement with Hanwha

On June 21, 2013, we entered into a 10-year license agreement with Hanwha, a global high-tech materials maker based in South Korea. The agreement granted Hanwha. an exclusive, non-transferrable, non-sub licensable, license to manufacture, sell and distribute Integral's line of conductive plastics, ElectriPlast®, in South Korea, as well as a non-exclusive, non-transferable, non-sub licensable right to sell and distribute ElectriPlast® for Japan, Taiwan and China markets. The Company may terminate Hanwha's rights in Japan and Taiwan, with certain considerations provided to Hanwha, if it desires to enter into an exclusive agreement with a third party for those territories.  There was a one-time license fee and it requires an ongoing royalty fee for the life of the agreement.

See item 7 for amount of revenue recognized during the years ended June 30, 2015 and 2014.

EMPLOYEES/CONSULTANTS

We currently rely on both full and part-time associates, who work on our behalf either as employees or on a contractual basis.

SEC REPORTS AVAILABLE ON WEBSITE

Our website address is www.itkg.net. Information found on our website is not incorporated by reference into this report. We make available free of charge through our website our Securities and Exchange Commission, or SEC, filings furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The Company will also utilize various social media including opt-in emails to communicate important information about the Company as needed.

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

We have incurred substantial losses from inception and we have never generated revenues; failure to achieve profitability in the future would likely cause the market price for our common stock to decline significantly.  We have generated net losses from inception and we have an accumulated deficit of approximately $53 million as of June 30, 2015. We have experienced significant operating losses to date, including net losses of $4.4 million for fiscal year 2015 and $4.5 million in fiscal year 2014. As of June 30, 2015, we had approximately $117,000 in cash. Our financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary as a result of this uncertainty. As a result of the substantial doubt about our ability to continue as a going concern, we may experience possible adverse effects from our customers, on our creditworthiness, or on investor confidence, any of which may have a material adverse effect on our business and the trading price of our common stock.

If we do not generate adequate revenues in our fiscal year ending June 30, 2016 we will be required to raise substantial capital to continue our operations.  Unless we generate adequate revenues from operations (we have had minimal revenue to date) in the near future, we will require additional financing to carry out our business plans next year, and such financing may not be available at that time. If we require additional financing, we may seek additional funds through private placements that will be exempt from registration and will not require prior shareholder approval.  If additional funds are raised by issuing common stock, or securities that are convertible into common stock (such as preferred stock, warrants, or convertible debentures), further dilution to shareholders could occur.  Additionally, investors could be granted registration rights by us that could result in market overhang and depress the market price of the common stock.  If we fail to obtain sufficient additional financing, we will not be able to implement our business plans in an effective or timely manner.

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

If future market acceptance of our ElectriPlast® technology is poor, we will not be able to generate adequate sales to achieve profitable operations. Our future is dependent upon the success of our current and future marketing efforts put towards our ElectriPlast® technology. Our ElectriPlast® technology will be marketed to manufacturers of products that will benefit from the incorporation of any of the ElectriPlast® applications into their products. As of June 30, 2015, we have not generated substantial revenue from our ElectriPlast® technology. If future market acceptance of our ElectriPlast® technology is poor, we will not be able to generate adequate sales to achieve profitable operations.

We rely entirely on contract manufacturers and suppliers to manufacture and distribute our products. If they experience manufacturing or distribution difficulties, or are otherwise unable to manufacture and distribute sufficient quantities to meet demand, our commercialization efforts may be materially harmed. We have no internal manufacturing or distribution capabilities. Instead, we rely on a combination of contract manufacturers and our partners to manufacture ElectriPlast®, and to distribute that product to third party purchasers. Our manufacturers may experience problems with their respective manufacturing and distribution operations and processes, including for example, quality issues, including product specification and stability failures, quality procedural deviations, improper equipment installation or operation, utility failures, contamination and natural disasters. Any delay or disruption in the availability of our products from third parties could result in production disruptions, delays or higher costs with consequent adverse effects on us.

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

Of the 117 non-provisional applications filed that have not issued as patents, 10 are currently pending, and 53 are no longer pending. Integral continues to pursue intellectual property protection through its patent and trademark portfolio while constantly evaluating its filings to judiciously apply resources to our most critical technologies. Integral has filed 12 Canadian patent applications, 2 of which have issued, with 10 no longer being active.  Integral has filed an International patent application, which published on September 25, 2014, claiming features of the Company’s capsule.  Subsequent to the year end the Company filed national stage applications based on this PCT on September 15, 2015 in Canada, Mexico, Brazil, China, Japan, South Korea, Europe, Malaysia, Saudi Arabia, India, Thailand, Philippines, Singapore and Australia.  Subsequent to the year end the Company filed new US and PCT patent applications for Bipolar Plate and Method of Making and Using Same.

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

How future issuances of common stock pursuant to our stock plans will affect you.  We currently do not have a stock option plan in effect.  As of June 30, 2015, 3,500,000 options are issued and 3,400,000 options have fully vested at a weighted-average exercise price of $0.34 and $0.34 per share respectively. These options were previously issued under its 2001, 2003 and 2009 stock option plans. The Company is currently reviewing several alternatives to replace its 2001, 2003, and 2009 Stock Option Plans with a new omnibus stock option plan (the “New Plan”).   In certain cases, we have made contractual commitments to provide shares or stock option grants in anticipation of putting in place the New Plan.  The New Plan will allow us to attract and retain key employees or service providers as we continue to develop our business.  We will obtain the necessary approvals based on the attributes of the plan.  We anticipate that this New Plan will be implemented prior to December 31, 2015.

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

The market price of our common stock is highly volatile, and several factors that are beyond our control, including our common stock being historically thinly traded, could adversely affect its market price. Historically, our common stock has been thinly traded and the market price has been highly volatile. During the year ended June 30, 2015, the closing bid price of our common stock has been quoted on the OTC Bulletin Board from as low as $0.28 to as high as $0.84. These quotations reflect interdealer prices without retail markup, markdown, or commission and may not represent actual transactions. For these and other reasons, our stock price is subject to significant volatility and will likely be adversely affected if our revenues or earnings (or lack of revenues or earnings) in any quarter fail to meet the investment community’s expectations. Additionally, the market price of our common stock could be subject to significant fluctuations in response to:

·	announcements of new products or sales offered by us or our competitors;
·	actual or anticipated variations in quarterly operating results;
·	changes in financial estimates by securities analysts, if any;
·	significant developments relating to our relationships with our customers or suppliers;
·	customer demand for our products;
·	investor perceptions of our industry in general;
·	announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures
·	changes in the market’s perception of us or the nature of our business; and
·	sales of our common stock.

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

Future sales of common stock into the public marketplace will increase the public float and may adversely affect the market price. As of June 30, 2015, there are approximately 28 million in options and warrants that exercisable into common stock both affiliates (officers and directors) and non-affiliates under Rule 144 of the Securities Act of 1933, as amended. In general, under Rule 144, a person who has held stock for six months and is not an affiliate of the Company may sell their exercisable options and warrants without limitation under Rule 144. Future sales of common stock will increase the public float and may have a material adverse effect on the market price of the common stock, which in turn could have a material adverse affect on our ability to obtain future funding as well as create a potential market overhang.

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

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval. Our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 11.7% to adjust of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We do not own any real property.  We lease office space in Bellingham, Washington, Canton, Michigan and Evansville Indiana.  We principally use the Bellingham, Washington office space as our corporate headquarters.  All manufacturing of our products occurs at the Nova Polymer facility in Evansville, Indiana where we rent approximately 2,500 square feet of manufacturing space and 800 square feet of office space at a cost of about $1,500 per month. Our technology center is located in Canton MI. where as of June 30, 2015 we lease and occupy approximately 2,000 rentable square feet of office space at the Canton MI facility. Our corporate headquarters and operations are located in Bellingham WA, where, as of June 30, 2015, we lease and occupy approximately 2,000 rentable square feet of office space.  Total rent expense for the year ended June 30, 2015 and 2014 totaled approximately $48,212 and $70,055, respectively.  The reduction was primary a result of our closure of our Philadelphia office. Our leases are month to month.

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

Market Information

There is a limited public market for our common stock. On May 9, 1997, our common stock began publicly trading on the OTC Bulletin Board under the symbol "ITKG," and it currently trades on the OTCQB. The following table sets forth the range of high and low bid quotations for our common stock for each quarter of the fiscal years ended June 30, 2015 and 2014.

Quarter Ended	Low Bid	High Bid

September 30, 2013	$0.35	$0.58
December 31, 2013	$0.28	$0.47
March 31, 2014	$0.24	$0.39
June 30, 2014	$0.25	$0.39

September 30, 2014	$0.28	$0.63
December 31, 2014	$0.48	$0.70
March 31, 2015	$0.64	$0.84
June 30, 2015	$0.64	$0.84

The source of this information is the OTC Bulletin Board and other quotation services. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

As of September 15, 2015 there were approximately 311 holders, of record of our common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

Dividends

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on such common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors. We do not contemplate payment of dividends within the next 12 months.

Recent Sales of Unregistered Securities

Information regarding the issuance and sales of securities without registration during the fiscal year ended June 30, 2015, has previously been included in Quarterly Reports on Forms 10-Q and Current Reports on Form 8-K filed during the period covered by this report. Information regarding the recent sales of unregistered securities can be found in note 5 of the financial statements.

Repurchases of equity securities

We did not repurchase any of our outstanding equity securities during the year ended June 30, 2015.

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

During the fiscal year ended June 30, 2015, several actions were taken by the Company to better position the commercialization of ElectriPlast. The Company filed provisional patents associated with its bipolar battery technology and bipolar plate products.  The Company believes the bipolar battery plate provides long-sought breakout weight savings and performance benefits for the lead-acid battery market. The company intends to develop the bipolar battery as an ElectriPlast business unit and will seek partners to fully develop batteries for consumer and industrial consumption. During the 2015-2016 fiscal year, the Company plans to continue an evolutionary transition to a more fully operational enterprise supported by rising revenues.  We expect to direct proportionately more of our operating expense to support manufacturing and application development, while ensuring our overall spending is affordable.

In Asia, the Company made further progress by introducing another ElectriPlast application to the automotive industry. The Company announced on October 8, 2014 that one of its Asian molding partners, Chang Rim Eng Inc. (“Chang Rim”), had successfully completed its prototype phase for a motor casing targeting the domestic Asia automotive market.  On March 17, 2015 Chang Rim announced it had provided additional test units to its customer and had completed the product validation process under real-world conditions. On August 20, 2015, the Company announced with Chan Rim the largest ElectriPlast order in the Company’s history.

On March 9, 2015 the Company announced the completion of the relocation of its North American manufacturing from Jasper to Evansville, Indiana to prepare the foundation for expected manufacturing growth.  In conjunction with long time manufacturing partner Jasper Rubber Products, the manufacturing is now taking place at Nova Polymers facility in Evansville, IN.  In addition to relocating the line, additional capacity was added by dedicating existing Nova fixed assets to the ElectriPlast process which will increase capacity by ten times when fully implemented.  Nova was selected because they provide the necessary infrastructure for scaling manufacturing capacity to meet the expected growth in customer volumes through 2020 and beyond.

On January 8, 2015 the Company announced the signing of a strategic Memorandum of Understanding ("MOU") with its long-time nickel plated carbon fiber ("NiC") manufacturer, Conductive Composites.  The Company has extensively researched a variety of conductive fibers critical for the manufacture of ElectriPlast and found Conductive Composites to be the ideal specialty nickel plated carbon fiber supplier.

The agreement established a relationship in which Conductive Composites will build a separate manufacturing line, in a new facility, dedicated to producing NiC exclusively for ElectriPlast. Integral will be supplying the equipment, and Conductive Composites will provide turnkey technical and operational support in manufacturing the NiC.

A key priority for the Company is to build and expand the reach of its business development activities, as well as enhance the quality of its internal governance mechanisms.  On July 7, 2015 the Company announced the addition of Jeffrey A. Babka to its Board of Directors and Chairman of the Audit Committee.  Babka is the Chief Financial Officer of NOMi Corporation, an in-store analytics provider.  Prior to his position at NOMi, Babka served as Chief Financial Officer of Applied Predictive Technologies, a cloud-based predictive analytics company, which was acquired by MasterCard Inc. in May 2015.

In a move to expand the Company’s business development activities and to gain advice on new directions to commercialize ElectriPlast, on April 13, 2015 the Company announced the formation of an Advisory Board and the addition of James W. Wise to the Board. Wise is the Managing Partner of PACE Companies, LLP, and for twenty-five years has represented clients to the Federal government and state governments in policy areas such as energy, transportation, and defense contracting.  Wise will be invaluable in assisting the company in building further key partnerships and relationships in the public and private sectors.  Bart Snell, Integral's CFO, works closely with the Advisory Board and serves as liaison so the initiatives of the Advisory Board are coordinated with the business and technology directions of ElectriPlast.

The Company has not generated significant revenue since inception. Although the Company has begun to receive some revenue from the sale of material for commercial applications, the Company is devoting substantially all its efforts to developing the business. From inception on February 12, 1996 through June 30, 2015, we have accrued an accumulated deficit of approximately $53 million.

As of June 30, 2015, our assets were $249,862, consisting of cash of $117,307, prepaid expense of $64,541, deposit of $2,500 and property and equipment of $65,514.

As of June 30, 2015, current liabilities of $669,915 consisting of accounts payable and accruals of $405,652, a loan payable of $32,335, deferred revenues of $50,000, convertible debentures of $94,107 and derivative liabilities of $87,821. Non-current liabilities consist of deferred revenues of $370,833.

As of June 30, 2015, total stockholders' deficit was $790,886.

Results of Operations of the Year Ended June 30, 2015 compared to the Year Ended June 30, 2014

Our net loss for the year ended June 30, 2015, was $4,432,617 compared to a net loss of $4,526,508 for the corresponding period of the prior year representing a decrease of $93,891. Significant changes for year ended June 30, 2015 compared to the corresponding period of the prior fiscal year have been described as follows:

•	Revenues increased by $193,165. The increase is attributed to $150,000 (2014 - $nil) in engineering services revenue associated with the East Penn Manufacturing Co. (Deka) agreement and $50,000 (2014 - $25,000) of license revenue arising from the current year’s amortization of the $500,000 up-front license fee received from Hanwha. Remaining difference relates to revenues associated with sales of ElectriPlast.

Operating expenses for the year ended June 30, 2015, was $4,351,270 compared to operating expenses of $4,202,900 for the corresponding period of the prior fiscal year, an increase of $148,370. Significant changes for the year ended June 30, 2015 compared to the corresponding period of the prior fiscal year have been described as follows:

•	Consulting fees decreased by $81,384. Consulting fees of $1,781,402 includes non-cash shares issued for services of $599,250 and obligations to issue shares of $45,720. This is compared to consulting fees of $1,862,786 provided in the corresponding period of the prior fiscal year that included non-cash shares issued for services of $828,283 and stock-based compensation from options granted of $266,243. As described in the notes to the financial statements, the fair value of options granted were valued using the Black-Scholes option pricing model;
•	Legal and accounting fees increased by $281,762. The increase is predominately attributed to legal fees associated with increased patent work.
•	Salaries and benefits increased by $302,141. Salaries and benefits incurred of $1,217,480 for the year ended, 2015, compared to $915,339 in the corresponding period of the prior fiscal year. Non-cash, Stock based compensation charges for the vesting of restricted shares were $184,622 compared to $nil in the corresponding period of the prior fiscal year. Remaining increase is due to hiring additional staff for assistance in commercialization of the ElectriPlast product;
•	Advertising expense increased by $49,832. The increase is attributed to management’s focus on accelerating commercial acceptance of its ElectriPlast product. The Company intends to continue advertising expenses at a rate above those expended in 2014;
•	Research and development costs increased by $393,804. The increase is primarily attributable to hiring a new engineer, a new consultant and obtaining a newly leased premises with manufacturing capabilities. The remaining increase is due to costs incurred to operate and support the manufacturing process by Jasper of our ElectriPlast material, independent testing of several of our ElectriPlast applications.

Interest Expense decreased by $243,945 for the year ended June 30, 2015 due to the reduction in convertible promissory notes held. Included in interest expense are: fair value loss (recovery) on derivative financial liabilities of ($49,724) (2014 - $nil), representing the change in fair value of derivative liabilities; loss on settlement of convertible debentures settled in cash of $6,577 (2014 - $150,076); amortization of the convertible debt discount of $142,790 (2014 - $360,060) included in interest expense. Remaining change in interest expense is due to minimal fluctuations on interest on short term promissory notes and loans held. As described in the notes to the financial statements, the fair value of the derivative liabilities were measured using the Black-Scholes option pricing model.

Selling, general, and administrative expense was primarily comprised of consulting expense, salaries and benefits, advertising and travel, legal and professional expense, and general and administrative expenses.  This expense was $3,695,838 for the year ended June 30, 2015 compared to $3,460,272 for the year ended June 30, 2014.

For the year ended June 30, 2015, our cash used in operating activities was $3,579,307 compared to $2,288,512 used during the period of the corresponding fiscal year ended June 30, 2014.  The increase in cash used of $1,290,795 is primarily associated with management’s focus on accelerating development, sales and commercial acceptance of its ElectriPlast product.

For the year ended June 30, 2015, our cash provided by financing activities was $3,540,284 compared to $1,984,219 provided in 2014, represented by proceeds of $2,747,380 from issuance of common stock (2014 - $1,695,696) share issuance costs of $nil (2013 - $168,010), proceeds from exercise of warrants $685,989 (2014 - $nil), subscriptions received of $107,500 (2014 - $158,625) and proceeds from convertible debentures of $245,000 (2014 - $345,000).  This was offset by repayment of loan of $58,370 (2014 - $nil), repayment of promissory note of $24,500 (2014 - $105,000) and repayment of convertible debentures of $162,715 (2014 - $321,132).

Liquidity and Capital Resources

As of June 30, 2015, we had $117,307 in cash on hand, and we estimate that we will require $3.0 million of additional financing to carry out our business plan and to continue to operate during our fiscal year ending June 30, 2016. Accordingly, management believes that until we generate revenues/income from operations (we have none to date), additional funding will be required to carry out our business plan.

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

The Company’s cash usage since inception in 1996 has been funded primarily from proceeds from the issuance of common stock. The Company has issued warrants which have the potential to yield $8,316,946 calculated as 24,917,068 warrants at a weighted average exercise price of $0.33. In the event the stock price rises to certain levels in the future and that some or all of the warrant holders elect to acquire Common Stock shares by exercising their warrants, prior to the expiry date, the Company may raise additional funds from warrant holders. We have no ability to forecast future stock price movements nor are we able to determine how many warrant holder would elect to acquire shares by exercising their warrants.

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

We had no off-balance sheet arrangements as of June 30, 2015 and 2014.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of June 30, 2015 and 2014 and for the years ended June 30, 2015 and 2014, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As at June 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Our evaluation was based on the criteria for smaller public companies set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), 1992. Based on our evaluation under those criteria, our management concluded that, as of June 30, 2015, our internal control over financial reporting are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Control Over Financial Reporting

The following changes in the Company’s internal controls over financial reporting were implemented to address the assessment in prior years, that controls were ineffective.

-	On June 9, 2014 the Integral Board approved the retention of the Myriad CPA Group to provide all transactional bookkeeping and accounting services, perform a qualified, independent review over all significant transactions included in our financial reports as well as our period-end financial disclosures included in our periodic filings for our quarterly and annual SEC financial filing data.
-	We defined our cash disbursement process and established a two-stage approval and release process for all disbursements.
-	During the third fiscal quarter, we added Mr. Eli Dusenbury as our Controller to lead the internal accounting and SEC compliance initiatives on behalf of the company
-	Following the close of the fiscal year, we added Mr. Jeffrey Babka to our Board of Directors, and as the Audit Chair for the Board.

While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US GAAP, the actions above were taken to improve the effectiveness of our controls over financial reporting.

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

The following table sets forth certain information regarding the directors and executive officers of Integral Technologies, Inc as of September 25, 2015:

Name	Age	Position with Company	Director of Company Since

Doug Bathauer	50	Director, CEO, President and Treasurer	November 2012

William A. Ince	64	Director, Secretary	February 1996

James Eagan	52	Director, Chairman	January 2011

W. Bartlett Snell	63	Chief Financial Officer	February 2014

Richard Blumberg	65	Independent Director	November 2012

Jeffrey Babka	62	Independent Director	July 2015

James Eagan
(Director and Chairman)

Mr. Eagan is the Chairman of Integral Technologies, Inc., and on January 23, 2014 he was appointed Chief Executive Officer of ElectriPlast Corporation. Mr. Eagan replaced the previous ElectriPlast CEO, Herbert Reedman, who resigned as president and director of Integral Technologies, Inc.

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

W. Bartlett Snell
(CFO)

On February 20, 2014, the board of directors of the Company appointed Bart Snell as Chief Financial Officer of the Company, effective immediately. Mr. Snell is responsible for all accounting, planning, and treasury operations of the company as well as an active contributor to the strategic direction of the Company

Since September 2007, Mr. Snell has served as CEO of PowerSource Solutions, Inc., an outsource executive consulting company. From June 2004 until September 2007, Mr. Snell served as CFO and General Manager of Aptara Corp., a publishing services company. From February 1999 until July 2002, Mr. Snell served as Senior Vice President and CFO of Motient Corp. (previously American Mobile Satellite Corp.), a terrestrial and satellite wireless network provider company. Mr. Snell started his career at IBM Corp, where he served in a number of increasingly senior positions including CFO, IBM Australia. Mr. Snell received his Bachelor of Science from the University of Virginia in Commerce (Accounting) and his MBA from the University of Texas.

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
(Director-Independent Director)

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

Jeffrey Babka
(Director-Independent Director)

Mr. Babka is a graduate of the University of Dayton with a degree in accounting and from Manhattan College with a Masters in Business.  He currently serves as Chief Financial Officer of NOMi, an in store analytics firm. Prior to his position at NOMi, Mr. Babka served as Chief Financial Officer of Applied Predictive Technologies, a cloud-based predictive analytics company, which was acquired by MasterCard Inc. in May 2015. Mr. Babka has over 40 years of experience in financial and operational management of public/private companies, with a specific focus in the technology, software and telecommunications sectors.

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

Mr. Zeidan and his team identify partners for joint development opportunities where ElectriPlast® is introduced into the customer’s products and taken through product implementation, including prototype testing to secure technology approval and validation, resulting in a contract award to the Company.

Slobodan (“Bob”) Pavlovic
(Vice President of Engineering)

Mr. Pavlovic is an industry leader in conductive plastic applications and a veteran of the automotive and aerospace industries with more than 34 years of experience in advanced engineering. Prior to ElectriPlast, he spent eight years at Lear Corporation serving as Vice President of Global High Voltage/High Power (HV/HP) Systems and Components, and made Lear a leader in the use of conductive plastics. Prior to Lear, Mr. Pavlovic was Director of Advanced Engineering at Amphenol Tuchel Electronics, and the Director of Advanced Engineering at FCI, a supplier of electronic and electrical interconnect systems. Mr. Pavlovic holds over 35 patents, including seven related to conductive plastics application. Mr. Pavlovic earned his BS and MS in Applied Physics.

Board Committees

Our Company has a Board of Directors that is currently comprised of five members. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed.

Our Board of Directors does not currently have any committees other than the Audit Committee and as such the Board as a whole carries out the functions nominating and compensation committees. We created an Audit Committee in 2015, and appointed Mr. Babka (Chair) and Mr. Blumberg as members of the audit committee.  IN 2016, we expect to appoint a nominating committee and a compensation committee and to adopt charters relative to each such committee. We intend to appoint such persons to committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange.

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

Section 16(a) of the Securities Exchange Act of 1934 requires our Company's officers and directors, and persons who own more than 10% of a registered class of our Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received or written representations from certain reporting persons, we believe that, during the year ended June 30, 2015, all Section 16(a) filing requirements applicable to our officers, directors and ten percent shareholders were timely complied with by such persons, except for the following: (1) William S. Robinson filed a late Form 4 on September 27, 2010 regarding the acquisition of 500,000 options for the purchase of Common Stock that were granted on July 14, 2009; (2) William A. Ince filed a late Form 4 on September 27, 2010 regarding the acquisition of 500,000 options for the purchase of Common Stock on July 14, 2009; and (3) Richard P. Blumberg, a 10% security holder, filed a late Form 3 on June 28, 2010 relating to the acquisition of Common Stock on December 9, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to our executive officers, and other individuals for whom disclosure is required, for all services rendered in all such capacities to Integral and our subsidiaries.

Summary Compensation Table

The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, to or for Integral’s principal executive officer and two other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”), during the fiscal years ended June 30, 2015 and 2014.

Name and Principal Position	Fiscal Year Ended June 30	Salary ($)	Bonus ($)	Stock Awards(n1)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($) (n2)	Total ($)
James Eagan	2015	$240,000		-0-	-0-	-0-	$	- -0-	$12,000-	$252,000
Chairman, Director Chief Executive Office of wholly owned subsidiary ElectriPlast Corp	2014	$198,000	-0-	$-0-	$-0-	0-0-	$	- -0-	$-0-	$198,000

Doug Bathauer	2015	$240,000	-0-	$-0-	-0-	-0-		-0-	$12,000-	$252,000
Chief Executive Officer, Treasurer, Director	2014	$198,000	-0-	$-0-	-0-	-0-		-0-	$-0	$198,000

Bart Snell	2015	$105,000	-0-	$-0-	-0-	-0-		-0-	-0-	$105,000
Chief Financial Officer	2014	$62,500	-0-	$-0-	-0-	-0-		-0-	-0-	$62,500

William A. Ince	2015	$216,333	-0-	$-0-	-0-	-0-		-0-	$-0-	$216,333
Accounting Officer, Secretary, Director	2014	$220,000	-0-	$-0-	-0-	-0-		-0-	$23,189	$243,189
(n1)	Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to ASC 718. ASC 718 requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description ASC 718 and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the consolidated financial statements included with this report.

(n2)	During the year ended June 30, 2015, James Eagan and Doug Bathauer received a medical allowance of $12,000 each and during the year ended June 30, 2014, William A. Ince received an automobile expense allowance of $18,000.
Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common stock purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of June 30, 2015.

Option Awards						Stock Awards

			Equity Incentive Plan Awards:					Equity Incentive Plan Awards:	Equity Incentive Plan Awards:

Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Doug Bathauer	250,000	0	0	$0.25	12/31/2015	0	0	0	0

James Eagan	100,000	0	0	$0.85	06/01/2015	0	0	0	0
	100,000	0	0	$0.85	12/01/2015	0	0	0	0
	100,000	0	0	$0.85	06/01/2016	0	0	0	0
	100,000	0	0	$0.85	06/01/2016	0	0	0	0

Bart Snell	250,000	0	0	$0.31	02/19/2017	0	0	0	0
	500,000	0	0	$0.31	02/19/2017	0	0	0	0

Compensation of Directors

The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, to or for Integral’s non-employee directors during the last completed fiscal year ended June 30, 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Richard Blumberg	$31,000	-0-	-0-	-0-			$31,000

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

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

Common Stock

The following table sets forth, as of June 30, 2015 the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral’s common stock, each director and executive officer individually and all directors and executive officers of Integral as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

Name and Address of Beneficial Owner (n1)	Amount and Nature of Beneficial Ownership(n2)	Percent of Class (n3)
Executive Officers and Directors:
Doug Bathauer 805 West Orchard Dr. Suite #7 Bellingham WA 98225	243,823	0.2%
William A. Ince 805 W. Orchard Dr., Suite #7 Bellingham, WA 98225	2,629,866	2.3%
Bart Snell P.O. Box1271 Mac Lean VA 22101	786,000	0.7%
James Eagan 805 West Orchard Dr. Suite 7 Bellingham WA 98225	2,150,000	1.9%
Richard P. Blumberg (n4)	7,731,142 (n4)	6.7%
All executive officers and directors as a group (5 persons)	13,540,831	11.7%

(n1)	Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(n2)	Includes vested options beneficially owned but not yet exercised and outstanding, if any.

(n3)	Based upon 115,420,094 shares issued and outstanding, plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

(n4)	Based on information contained in Schedule 13G filed with the SEC on February 5, 2012, filed by Richard P. Blumberg whose address is 2357 Hobart Ave. S.W., Seattle, WA 98116. Richard P. Blumberg has sole voting power with respect to 4,940,667 and has shared voting power over 2,790,475 shares.

Equity Compensation Plan Information

The following information concerning the Company’s equity compensation plans is as of the end of the fiscal year ended June 30, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	5,250,000	$0.43	0
Total	5,250,000	$0.43	0

As of June 30, 2015, Integral has no Employee Benefit and Consulting Services Compensation Plans (the “Plans”) in effect. The Company is reviewing several alternatives to replace its 2001, 2003, and 2009 Stock Option Plans with a new omnibus stock option plan (the “New Plan”).   In certain cases, we have made contractual commitments to provide shares or stock option grants in anticipation of putting in place the New Plan.  The New Plan will allow us to attract and retain key employees or service providers as we continue to develop our business.  We will obtain the necessary approvals based on the attributes of the plan.  We anticipate that this New Plan will be implemented prior to December 31, 2015.

In January 2001, the Company adopted the Integral Technologies, Inc. 2001 Stock Plan (the "2001 Plan"), a non-qualified stock option plan under which the Company may issue up to 2,500,000 stock options and bonuses of common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company.  This plan was amended during December 2001 to increase the number of common stock options that may be granted from 2,500,000 to 3,500,000 stock options.  As of June 30, 2015, there were no (June 30, 2014 - 764,500) common stock options available under this plan.

In April 2003, the Company adopted the Integral Technologies, Inc. 2003 Stock Plan (the "2003 Plan"), a non-qualified stock option plan under which the Company may issue up to 1,500,000 stock options.  As of June 30, 2015, there were no (June 30, 2014 - 1,375,000) common stock options available under this plan.

During the fiscal year ended June 30, 2010, the Company adopted the Integral Technologies, Inc. 2009 Stock Plan (the "2009 Plan"), a non-qualified stock option plan under which the Company may issue up to 4,000,000 common stock options.  As of June 30, 2015, there were no (June 30, 2014 - 500,000) common stock options available under this plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the beginning of the last fiscal year, we have not entered into any transactions in which our officers and directors have a material interest, or that would otherwise be deemed a related-party transaction under the rules of the Securities Exchange Act of 1934.

ITEM 14.	DIRECTOR INDEPENDENCE

Our Board of Directors is comprised of five members, Doug Bathauer, William A. Ince, James Eagan, Richard Blumberg and Jeffery Babka. Mr. Bathauer, Mr. Ince and Mr. Eagan also serve as executive officers of the Company. We have two independent directors at this time being Mr. Richard Blumberg and Jeffrey Babka.

ITEM 15.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Baker Tilly Virchow Krause LLP for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-Q during fiscal years ended June 30, 2015 and 2014 were $ 87,290 and $ 72,981, respectively. On June 9, 2014 the board approved the dismissal of Smythe Ratcliffe LLP and the appointment of Baker Tilly Virchow Krause, LLP. As such the Company will incur charges from Baker Tilly going forward.

Audit-Related Fees

There were no other fees billed by Baker Tilly Virchow Krause, LLP during the last two fiscal years that were reasonably related to the performance of the audit or review of our Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no fees billed for professional services rendered by Baker Tilly Virchow Krause, LLP for tax compliance services in fiscal years ended June 30, 2015 and 2014, respectively.

All Other Fees

There were no other fees billed by Baker Tilly Virchow Krause, LLP during the last two fiscal years for products and services provided.

The Board of Directors selects our independent public accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors.

ITEM 15.	EXHIBITS

Exhibit No.	Description

3.03	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit 3.03 of Integral’s quarterly report on Form 10-QSB for the period ended March 31, 2006.)

3.04	Bylaws, as amended and restated on December 31, 1997. (Incorporated by reference to Exhibit 3.04 of Integral’s quarterly report on Form 10-QSB for the period ended March 31, 2006.)

4.01	Form of Warrant issued to the investors in the March 2014 private placement Incorporated by reference to Exhibit4.1 of Integral’s Current Report Form 8-K dated March 31, 2014 (filed April 7, 2014).)

10.12	Integral Technologies, Inc. 2001 Stock Plan dated January 2, 2001, as amended December 17, 2001. (Incorporated by reference to Exhibit 10.12 of Integral’s registration statement on Form S-8 (file no. 333-76058).)

10.15	Integral Technologies, Inc. 2003 Stock Plan dated April 4, 2003 (Incorporated by reference to Exhibit 10.15 of Integral’s registration statement on Form S-8 (file no. 333-104522).)

10.18	Grant of Option dated June 17, 2005 between Integral and Thomas Aisenbrey. (Incorporated by reference to Exhibit 10.18 of Integral’s Current Report Form 8-K dated June 17, 2005 (filed June 23, 2005).)

10.19	Agreement between the Company and The QuanStar Group, LLC dated June 20, 2005. (Incorporated by reference to Exhibit 10.18 of Integral’s Current Report Form 8-K dated June 17, 2005 (filed June 23, 2005).)

10.20	Patent License Agreement between the Company and Heatron, Inc. dated March 17, 2006. (Incorporated by reference to Exhibit 10.20 of Integral’s Current Report Form 8-K dated March 17, 2006 (filed April 11, 2006).)

10.21	Patent License Agreement between the Company and Jasper Rubber Products, Inc. dated August 25, 2006. (Incorporated by reference to Exhibit 10.21 of Integral’s Current Report Form 8-K dated August 25, 2006 (filed September 19, 2006).)

10.22	Grant of Option dated November 6, 2006 between Integral and Thomas Aisenbrey. (Incorporated by reference to Exhibit 10.22 of Integral’s Quarterly Report on Form 10-QSB for the period ended September 30, 2006.)

10.23	Manufacturing Agreement between Integral and Jasper Rubber Products, Inc. dated November 22, 2006. (Incorporated by reference to Exhibit 10.23 of Integral’s Current Report on Form 8-K dated November 27, 2006 (filed December 4, 2006).)

10.24	Patent License Agreement between Integral and ADAC Plastics, Inc. d/b/a ADAC Automotive, dated November 28, 2006. (Incorporated by reference to Exhibit 10.24 of Integral’s Current Report on Form 8-K dated December 18, 2006 (filed December 20, 2006).)

10.25	Patent License Agreement between Integral and Esprit Solutions Limited, dated December 18, 2006. (Incorporated by reference to Exhibit 10.25 of Integral’s Current Report on Form 8-K dated January 9, 2007 (filed January 19, 2007).)

10.26	Patent License Agreement between Integral and Knowles Electronics, LLC, dated January 18, 2007. (Incorporated by reference to Exhibit 10.26 of Integral’s Quarterly Report on Form 10-QSB for the period ended December 31, 2006.)

10.27	Agreement between Integral and Visionary Innovations, Inc., dated February 16, 2007. (Incorporated by reference to Exhibit 10.27 of Integral’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.)

10.28	Amendment One to Manufacturing Agreement between Integral and Jasper Rubber Products, Inc. dated July 19, 2007. (Incorporated by reference to Exhibit 10.28 of Integral’s Current Report on Form 8-K dated July 19, 2007 (filed July 30, 2007).)

10.29	Integral Technologies, Inc. 2009 Stock Option Plan dated July 14, 2009. (Incorporated by reference to Exhibit 10.29 of Integral’s Current Report on Form 10-KSB dated September 29, 2009 (filed September 29, 2009)).

10.30	Employment Agreement between Integral and William Robinson dated July 14, 2009. (Incorporated by reference to Exhibit 10.30 of Integral’s Current Report on Form 10-KSB dated September 29, 2009 (filed September 29, 2009)).

10.31	Employment Agreement between Integral and William Ince dated July 14, 2009. (Incorporated by reference to Exhibit 10.31 of Integral’s Current Report on Form 10-KSB dated September 29, 2009 (filed September 29, 2009)).

10.32	Consulting Agreement between Integral and Mohamed Zeidan dated August 10, 2009. (Incorporated by reference to Exhibit 10.32 of Integral’s Current Report on Form 10-KSB dated September 29, 2009 (filed September 29, 2009)).

10.33	Consulting Agreement between Integral and James Eagan dated December 1, 2010. (Incorporated by reference to Exhibit 10.33 of Integral’s Current report on Form 10-k dated September 28, 2011 (filed September 28, 2011)).

10.34	Consulting Agreement between Integral and Herbert C. Reedman dated April 15, 2011. . (Incorporated by reference to Exhibit 10.34 of Integral’s Current report on Form 10-k dated September 28, 2011 (filed September 28, 2011)).

10.35	Consulting Agreement between Integral and Stephen Neu dated June 1, 2011. (Incorporated by reference to Exhibit 10.35 of Integral’s Current report on Form 10-k dated September 28, 2011 (filed September 28, 2011)).

10.36	Consulting Agreement between Integral and Paul MacKenzie dated June 1, 2011. (Incorporated by reference to Exhibit 10.36 of Integral’s Current report on Form 10-k dated September 28, 2011 (filed September 28, 2011)).

10.37	Separation Agreement between Integral and William Robinson dated November 8, 2012. . (Incorporated by reference to Exhibit 10.37 of Integral’s Current report on Form 10-K for the fiscal year ended June 30, 2013 (filed September 30, 2013)

10.38	Separation Agreement between Integral and Steven Neu dated June 13, 2013.(Incorporated by reference to Exhibit 10.38 of Integral’s Current report on Form 10-K for the fiscal year ended June 30, 2013 (filed September 30, 2013)

10.39	Consulting Agreement Extension between Integral and Mo Zeidan dated June 20,2013.(Incorporated by reference to Exhibit 10.38 of Integral’s Current report on Form 10-K for the fiscal year ended June 30, 2013 (filed September 30, 2013)

10.40	License Agreement between Integral and Hanwha dated June 19, 2013. †

10.41	Separation Agreement between Integral and Herbert Reedman dated May 21, 2014. (filed September 30,2014)

10.42	Separation Agreement between Integral and Paul Mackenzie dated March 20, 2014. (filed September 30, 2014 )

10.43	Manufacturing and Services Agreement between Integral and Integral Asia dated February 28, 2014 (filed September 30, 2014).

10.44	Amended Separation Agreement between Integral and William Robinson dated May 1, 2014. (filed September 30,2015)

10.45	Form of Subscription Agreement by and among Integral Technologies, Inc. and the investors in the March 2014 private placement. Incorporated by reference to Exhibit 10.1 of Integral’s Current Report Form 8-K dated March 31, 2014 (filed April 7, 2014).)

10.46	Report of Registered Independent Public Accounting Firm, Smythe Ratcliffe, LLP (filed September 30, 2014)

14.1	Code of Ethics adopted September 20, 2004. (Incorporated by reference to Exhibit 14.1 of Integral’s annual report on Form 10-KSB for the period ended June 30, 2004.)

21.4	List of Subsidiaries. (file herewith)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

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

INTEGRAL TECHNOLOGIES, INC

Dated: September 28, 2015	/s/ Douglas Bathauer
Douglas Bathauer, Chief Executive Officer

/s/ W. Bartlett Snell
W. Bartlett Snell, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas Bathauer	Director	September 28, 2015
Douglas Bathauer

/s/ W. Bartlett Snell	CFO	September 28, 2015
W. Bartlett Snell

/s/ James Eagan	Director	September 28, 2015
James Eagan

/s/ William A Ince	Director	September 28, 2015
William A Ince

/s/ Richard Blumberg	Independent Director	September 28, 2015
Richard Blumberg

/s/ Jeffrey Babka	Independent Director	September 28, 2015
Jeffrey Babka

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Integral Technologies, Inc.
Bellingham, WA

We have audited the accompanying consolidated balance sheets of Integral Technologies, Inc. and Subsidiaries (the Company) as of June 30, 2015 and 2014, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integral Technologies, Inc. and Subsidiaries as of June 30, 2015 and 2014 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, needs additional working capital, and has a stockholders’ deficit.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
September 28, 2015

Integral Technologies, Inc.
Consolidated Statements of Operations

ASSETS	June 30, 2015	June 30, 2014
Current assets:
Cash	$117,307	$199,777
Prepaid expenses	64,541	23,831

Total current assets	181,848	223,608

Deposit	2,500	-
Property and equipment, net	65,514	27,821

Total Assets	$249,862	$251,429

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accruals	$405,652	$973,220
Loan payable	32,335	-
Notes payable	-	60,000
Deferred revenue	50,000	50,000
Convertible debentures	94,107	-
Derivative liabilities	87,821	-

Total current liabilities	669,915	1,083,220

Non-current liabilities:
Notes payable	-	229,500
Deferred revenue, net of current portion	370,833	420,833

Total non-current liabilities	370,833	650,333

Total Liabilities	1,040,748	1,733,553

Stockholders' Deficit
Preferred stock and paid-in capital in excess of $0.001 par value, 20,000,000 shares authorized, 0 (2014 - 0) issued and outstanding	-	-
Common stock and paid in capital in excess of $0.001 par value, 150,000,000 shares authorized,114,370,094 (June 30, 2014 - 98,985,442) issued and outstanding	51,753,457	46,832,941
Share subscriptions and obligations to issue shares	391,974	188,635
Accumulated other comprehensive income	46,267	46,267
Accumulated deficit	(52,982,584)	(48,549,967)

Total stockholders' deficit	(790,886)	(1,482,124)

Total Liabilities and Stockholders' Deficit	$249,862	$251,429

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.
Consolidated Statements of Operations

	2015	2014

Revenue	$222,332	$29,167

Operating expenses:
Selling, general, and administrative expenses	3,695,838	3,266,272
Research and development	655,432	261,628
Termination settlement agreement	-	675,000

Total operating expenses	4,351,270	4,202,900

Other income	257	551
Net (loss) gain on extinguishment of liabilities	(139,400)	198,654
Loss on extinguishment of convertible debt	(6,577)	(150,076)
Interest expense	(157,959)	(401,904)

Net Loss	$(4,432,617)	$(4,526,508)

Preferred stock dividends	-	(15,460)

Loss attributable to common shareholders	$(4,432,617)	$(4,541,968)

Net loss per share – basic and diluted	$(0.04)	$(0.05)

Weighted average number of common shares outstanding	106,267,953	85,935,461

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.
Consolidated Statements of Stockholders' Deficit

	Number of Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Number of Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable From Shareholders	Shares Subscriptions and Obligations to Issue Shares	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balance June 30, 2013	76,748,839	$41,204,935	308,538	$237,950	$(29,737)	$13,400	$46,267	$(44,079,931)	$(2,607,116)
Shares issued for
Services	2,126,666	828,283	-	-	-	-	-	-	828,283
Cash:
Warrants exercised	1,743,030	296,321	-	-	-	-	-	-	296,321
Private placements	8,171,250	1,399,375	-	-	-	(13,400)	-	-	1,385,975
Settlement of convertible debentures	3,379,734	1,122,933	-	-	-	-	-	-	1,122,933
Settlement of debt	6,433,772	1,809,031	-	-	-	-	-	-	1,809,031
Preferred shares converted	382,151	103,567	(103,567)	(103,567)	-	-	-	-	-
Share issues costs	-	(168,010)	-	-	-	-	-	-	(168,010)
Dividends on preferred stock	-	-	-	-	-	-	-	(15,460)	(15,460)
Redeemable preferred stock	-	-	(204,971)	(134,383)	-	-	-	71,932	(62,451)
Subscriptions received	-	-	-	-	-	158,625	-	-	158,625
Stock-based compensation	-	266,243	-	-	-	-	-	-	266,243
Promissory note written off	-	(29,737)	-	-	29,737	-	-	-	-
Obligation to issue shares	-	-	-	-	-	30,010	-	-	30,010
Net loss for year	-	-	-	-	-	-	-	(4,526,508)	(4,526,508)
Balance June 30, 2014	98,985,442	$46,832,941	-	$-	$-	$188,635	$46,267	$(48,549,967)	$(1,482,124)
Shares issued for
Services	1,515,000	614,500	-	-	-	(15,250)	-	-	599,250
Cash:
Warrants exercised	2,508,262	685,989	-	-	-	-	-	-	685,989
Private placements	9,968,709	2,906,005	-	-	-	(158,625)	-	-	2,747,380
Settlement of debt	717,681	529,400	-	-	-	-	-	-	529,400
Stock-based compensation	675,000	184,622	-	-	-	-	-	-	184,622
Subscriptions received	-	-	-	-	-	107,500	-	-	107,500
Obligation to issue shares	-	-	-	-	-	269,714	-	-	269,714
Net loss for year	-	-	-	-	-	-	-	(4,432,617)	(4,432,617)
Balance June 30, 2015	114,370,094	$51,753,457	-	$-	$-	$391,974	$46,267	$(52,982,584)	$(790,886)

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.
Consolidated Statements of Cash Flows

	2015	2014
Cash flows from operating activities:
Net loss	$(4,432,617)	$(4,526,508)
Items not involving cash
Depreciation	3,254	417
Stock issued for consulting services	599,250	828,283
Stock-based compensation	184,622	266,243
Interest on convertible debentures	142,790	360,060
Fair value gain on derivative financial liabilities	(49,724)	-
Net loss (gain) on extinguishment of liabilities	139,400	(198,654)
Loss on extinguishment of convertible debentures	6,577	150,076
Obligation to issue shares for consulting services	45,720	-
Deferred revenues	(50,000)	-
Termination settlement agreement	-	675,000
Redemption of preferred stock	-	71,932
Changes in working capital	(168,579)	84,639
Net cash used in operating activities	(3,579,307)	(2,288,512)
Cash flows from investing activities:
Deposit	(2,500)	-
Purchase of property, equipment and intangible assets	(40,947)	(28,238)
Net cash used in investment activities	(43,447)	(28,238)
Cash flows from financing activities:
Repayment of loan	(58,370)	-
Repayment of promissory notes	(24,500)	(105,000)
Proceeds from promissory notes	-	394,500
Proceeds from issuance of common stock	2,747,380	1,695,696
Proceeds from warrants exercised	685,989	-
Share issue costs	-	(168,010)
Subscriptions received	107,500	158,625
Proceeds from convertible debentures	245,000	345,000
Repayment of convertible debentures	(162,715)	(321,132)
Preferred stock dividend	-	(15,460)
Net cash provided by financing activities	3,540,284	1,984,219
Increase (decrease) in cash	(82,470)	(332,531)
Cash, beginning of year	199,777	532,308
Cash, end of year	$117,307	$199,777

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

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Integral Operating, Inc. (“Operating”), Integral Vision Systems, Inc. ("IVSI"), Antek Wireless Inc. ("Antek"), Electriplast Corp. (formerly Plastenna, Inc.) (“Electriplast”), and Integral Technologies Asia, Inc. (“Asia”) and its 76.625%-owned subsidiary, Emergent Technologies Corp. ("ETC"), which is currently inactive.  ETC's non-controlling interest balance is immaterial to the financial statements.  All intercompany balances and transactions have been eliminated.

Basic and diluted net loss per share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. Because the Company has reported a net loss for all years presented, diluted net loss per common share is the same as basic net loss per common share for those years.

Stock issued in exchange for services

The valuation of common stock issued in exchange for services to non-employees is valued at an estimated fair market value of the Company’s stock price based upon trading, sales and other issuances of the Company's common stock. Stock-based compensation expense related to awards to non-employees is recognized based on the then-current fair value at each measurement date over the associated service period of the award, which is generally the vesting term, using the accelerated attribution method. The fair value of non-employee stock options is estimated using the Black-Scholes valuation model with assumptions generally consistent with those used for employee stock options, with the exception of the expected term, which is the remaining contractual life at each measurement date. Restricted shares are issued or become issuable when they vested and are measured at their grant date and recorded evenly over the vesting period.

Revenue recognition

The Company has not generated significant revenue since inception. Although the Company has begun to receive revenue from the sale of material for commercial applications, the Company is devoting substantially all its efforts to developing the business.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued)

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

The Company’s license agreements can provide for upfront license fees, maintenance payments, and/or substantive milestone payments. In accordance with revenue recognition guidance, the Company identifies all of the deliverables at the inception of the agreement. License fees which are nonrefundable fees will be evaluated for standalone value to the licensor and may be recognized upon delivery pursuant to terms of the agreement. Upfront nonrefundable fees associated with license and development agreements where the Company has continuing involvement that does not meet the requirement of a separate deliverable are recorded as deferred revenue and recognized over the estimated service period.  The Company may also enter into agreements to provide engineering services.  The Company recognizes revenue from engineering services as the service has been performed and amounts are reasonably assured of collection.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $97,119 and $47,287 for the years ended June 30, 2015 and 2014, respectively.

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

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial instruments

We have issued financial instruments that contain embedded conversion features that qualify as derivatives and are therefore accounted for as liabilities. The derivative liability is initially recorded at fair value, with gains and losses arising from changes in fair value recognized in the consolidated statements of operations at each period end while such instruments are outstanding. The liability is being valued using a Black-Scholes Model.

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

The fair value measurement of the derivative liability is classified as a Level 3 measurement as further discussed under Fair Value Measurements.

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

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives using the straight-line method of depreciation. Amortization of the leasehold improvements is computed using the straight-line method over the lesser of the estimated useful lives of the underlying assets and the term of the related lease.

Reclassifications:

For comparability certain 2014 amounts have been reclassified to conform to classifications adopted in 2015. These reclassifications did not have an impact on stockholders’ deficit or net loss on the 2014 consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The requirements are effective for annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. We are evaluating the impact of the amended revenue recognition guidance on our financial statements. Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s financial statements.

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU-2015-03”).  ASU 2015-03 requires companies to present debt issuance costs as a direct deduction from the carrying value of that debt liability.  ASU 2015-03 if effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is allowed for financial statements that have not been previously issued.  Entities would apply the new guidance retrospectively to all prior periods (i.e., the balance sheet for each period is adjusted).  The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”).  ASU 2014-15 provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements.  The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued.  An entity must provide certain disclosure if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.”  ASU 2014-15 applies to all entities and is effective for annual period ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 3 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $4,432,617 for the fiscal year ended June 30, 2015 (2014 - $4,526,508), and an accumulated deficit of $52,982,584 (2014 - $48,549,967) and a working capital deficiency of $488,067 as at June 30, 2015 (2014 - $859,612).  The Company does not have sufficient revenue-producing activities to fund its expenditure requirements to continue to advance researching, developing and commercializing its conductive plastics technology, ElectriPlast. The Company estimates that, without further funding, it will deplete its cash resources within three months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

As of June 30, 2015 and 2014, property and equipment consisted of the following:

	June 30, 2015	June 30, 2014
Equipment	$104,924	$98,975
Furniture and fixtures	96,279	96,279
Leasehold improvements	64,565	29,567
	265,768	224,821
Less: accumulated depreciation	(200,254)	(197,000)
Property and equipment, net	$65,514	$27,821

Depreciation expense for the fiscal years ended June 30, 2015 and 2014 was $3,254 and $417, respectively.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common stock

During the year ended June 30, 2015, the Company completed the following private placements:

(i)	Completed a private placement amounting to $108,620 for the issuance of 638,940 units. Each unit consisted of one common share at $0.17 per share and one share purchase warrant at $0.001 per warrant to purchase 638,940 common shares on or before February 16, 2016 at an exercise price of $0.30 per share.

(ii)	Completed a private placement amounting to $305,478 for the issuance of 1,796,927 units. Each unit consisted of one common share at $0.17 per share and one share purchase warrant issued at $0.001 per warrant to purchase 1,796,927 common shares on or before February 16, 2016 at an exercise price of $0.30 per share.

(iii)	Completed a private placement amounting to $160,622 for the issuance of 642,087 shares consisting of common stock at $0.25 per share.

(iv)	Completed a private placement amounting to $247,875 for the issuance of 701,447 shares consisting of common stock at $0.35 per share.

(v)	Completed a private placement amounting to $263,720 for the issuance of 694,377 shares consisting of common stock at $0.38 per share.

(vi)	Completed a private placement amounting to $25,000 for the issuance of 100,000 shares consisting of common stock at $0.25 per share.

(vii)	Completed a private placement amounting to $48,500 for the issuance of 127,631 shares consisting of common stock at $0.38 per share.

(viii)	Completed a private placement amounting to $35,000 for the issuance of 100,000 shares consisting of common stock at $0.35 per share.

(ix)	Completed a private placement amounting to $239,000 for the issuance of 796,667 shares consisting of common stock at $0.30 per share.

(x)	Completed a private placement amounting to $1,002,190 for the issuance of 3,340,633 shares consisting of common stock at $0.30 per share.

(xi)	Completed a private placement amounting to $70,000 for the issuance of 230,000 shares consisting of common stock at $0.30 per share.

(xii)	Completed a private placement amounting to $400,000 for the issuance of 800,000 common shares issued at $0.50 per share.

The Company determined that warrants issued did not contain any provisions that would preclude equity treatment.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Common stock (continued)

During the year ended June 30, 2015, the Company issued shares of common stock pursuant to consulting agreements as follows:

(i)	50,000 shares measured at a fair value of $0.31 per share resulting in a total value of $15,250 which was previously recorded as selling, general, and administrative expenses during the year ended June 30, 2014.

(ii)	850,000 shares measured at a fair value of $0.33 per share resulting in a total value of $280,500 which was recorded as selling, general, and administrative expenses.

(iii)	150,000 shares measured at a fair value of $0.48 per share resulting in a total value of $72,250 which was recorded as selling, general, and administrative expenses.

(iv)	15,000 shares measured at a fair value of $0.45 per share resulting in a total value of $6,750 which was recorded as selling, general, and administrative expenses.

(v)	50,000 shares measured at a fair value of $0.68 per share resulting in a total value of $33,750 which was recorded as selling, general, and administrative expenses.

(vi)	400,000 shares measured at a fair value of $0.52 per share resulting in a total value of $206,000 which was recorded as selling, general, and administrative expenses.

During the fiscal year ended June 30, 2015, the Company issued 675,000 shares of common stock pursuant to agreements with employees. The shares issued were measured at a weighted average fair value of $0.38 per share. During the year ended June 30, 2015, stock-based compensation recorded on restricted shares totaled $184,622 (June 30, 2014 - $219,930) was recognized and included as selling, general, and administrative expenses.

During the year ended June 30, 2014, the Company completed the following private placements:

(i)	Completed a private placement amounting to $13,400 for the issuance of 44,000 units. Each unit consisted of one common share and two share purchase warrants. 20,000 units were issued at $0.25 per unit and 24,000 units were issued at $0.35 per unit. Warrants were issued at $0.001 per warrant to purchase 88,000 shares of common stock on or before July 31, 2015 at an exercise price of $0.50 per share.

(ii)	Completed a private placement amounting to $28,951 for the issuance of 144,757 units consisting of one common share at $0.20 per share and one share purchase warrant at $0.001 per warrant to purchase 144,757 shares of common stock on or before September 13, 2015 at an exercise price of $0.60 per share.

(iii)	Completed a private placement amounting to $1,147,024 for the issuance of 6,744,257 units. Each unit consisted of one common share at $0.17 per share and one share purchase warrants at $0.001 per warrant to purchase 6,744,251 shares of common stock on or before eighteen months after the closing date at an exercise price of $0.30 per share.

(iv)	Completed a private placement amounting to $210,000 for the issuance of 1,238,236 units. Each unit consisted of one common share at $0.17 per share and one share purchase warrant at $0.001 per warrant to purchase 1,238,236 shares of common stock on or before December 1, 2015 at an exercise price of $0.30 per share.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Common stock (continued)

The Company determined that the warrants did not contain any provisions that would preclude equity treatment.

Share issue costs to complete private placements totaled $168,010 for the year ended June 30, 2014.

During the fiscal year ended June 30, 2014, the Company issued shares of common stock pursuant to consulting agreements as follows:

(i)	550,000 shares measured at a fair value of $0.50 per share resulting in a total value of $275,000 which was recorded as selling, general, and administrative expenses.

(ii)	250,000 shares measured at a fair value of $0.36 per share resulting in a total value of $90,000 which was recorded as selling, general, and administrative expenses.

(iii)	100,000 shares measured at a fair value of $0.30 per share resulting in a total value of $30,000 which was recorded as selling, general, and administrative expenses.

(iv)	500,000 shares measured at a fair value of $0.29 per share resulting in a total value of $145,000 which was recorded as selling, general, and administrative expenses.

(v)	185,000 shares measured at a fair value of $0.27 per share resulting in a total value of $49,950 which was recorded as selling, general, and administrative expenses.

During the fiscal year ended June 30, 2014, the Company issued 541,666 shares of common stock for options vesting prior to the termination agreement (note 14).The shares issued were measured at a fair value of $0.44 per share and recorded as shares issued for services in the statement of stockholders' deficit.

During the fiscal year ended June 30, 2014, the Company issued 3,379,734 shares of common stock in settlement of convertible debentures.  The value of this stock was $1,122,933 ($0.33 per share) measured at fair market value on the date the shares were issued.

Preferred stock

On November 8, 2012, a director of the Company resigned from his position as director and CEO of the Company. The Company agreed to redeem 70,588 shares of preferred stock held by the director at $4.25 per share for a total of $300,000 (note 14).

On May 1, 2014, the Company entered into an amended agreement whereby the above mentioned liability, remaining preferred stock and stock options were exchanged for 750,000 shares of common stock valued at the share price of $0.26 per share in settlement of the remaining debt (Note 14).  On June 13, 2014 the remaining 103,567 preferred shares were converted into 382,151 shares of common stock.  As of June 30, 2015 and 2014 there are no outstanding preferred shares of stock.

Stock-based compensation

During the fiscal year ended June 30, 2015, the Company recorded stock-based compensation expense with respect to vesting stock options, restricted stock and warrants and modified stock options of $184,622 (2014- $266,243) included in selling, general, and administrative expenses.

Stock-based compensation not yet recognized at June 30, 2015 relating to non-vested stock options was $376,159 (June 30, 2014 - $555,883), which will be recognized over a period of 2 years (2014 – 3 years).

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock options and restricted shares

The Company is reviewing several alternatives to replace its 2001, 2003, and 2009 Stock Option Plans with a new omnibus stock option plan (the “New Plan”).   In certain cases, we have made contractual commitments to provide shares or stock option grants in anticipation of putting in place the New Plan.  The New Plan will allow us to attract and retain key employees or service providers as we continue to develop our business.  We will obtain the necessary approvals based on the attributes of the plan.  We anticipate that this New Plan will be implemented prior to December 31, 2015.

In January 2001, the Company adopted the Integral Technologies, Inc. 2001 Stock Plan (the "2001 Plan"), a non-qualified stock option plan under which the Company may issue up to 2,500,000 stock options and bonuses of common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company.  This plan was amended during December 2001 to increase the number of common stock options that may be granted from 2,500,000 to 3,500,000 stock options.  As of June 30, 2015, there were no (June 30, 2014 - 764,500) common stock options available under this plan.

In April 2003, the Company adopted the Integral Technologies, Inc. 2003 Stock Plan (the "2003 Plan"), a non-qualified stock option plan under which the Company may issue up to 1,500,000 stock options.  As of June 30, 2015, there were no (June 30, 2014 - 1,375,000) common stock options available under this plan.

During the fiscal year ended June 30, 2010, the Company adopted the Integral Technologies, Inc. 2009 Stock Plan (the "2009 Plan"), a non-qualified stock option plan under which the Company may issue up to 4,000,000 common stock options.  As of June 30, 2015, there were no (June 30, 2014 - 500,000) common stock options available under this plan.

Stock option activity

The following summarizes information about the Company’s options outstanding:

	Number of Options	Price Per Option	Weighted Average Exercise Price
Outstanding, June 30, 2014	5,900,000	$0.25 to $ 1.00	$0.42
Granted	-	-	-
Cancelled	(100,000)	$0.50	$0.50
Expired	(2,300,000)	$0.25 to $ 1.00	$0.54
	-
Outstanding, June 30, 2015	3,500,000	$0.25 to $ 0.85	$0.34
Exercisable, June 30, 2015	3,400,000	$0.25 to $ 0.85	$0.34

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock option activity (continued)

A summary of the status of non-vested options as of June 30, 2015 is as follows;

	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at June 30, 2014	650,000	$0.30
Options granted	-	-
Options forfeited	-	-
Options vested	(550,000)	0.30

Non-vested at June 30, 2015	100,000	$0.25

The weighted average remaining contractual lives for options outstanding and exercisable at June 30, 2015 are 1.34 years and 1.20 years (June 30, 2014 - 1.55 and 1.30 years), respectively.

The following summarizes the options outstanding and exercisable:

		Number of Options
Expiry Date	Exercise Price	June 30, 2015	June 30, 2014
March 9, 2015	$0.25	-	125,000
April 15, 2015	$0.50	-	100,000
June 1, 2015	$0.50	-	75,000
June 1, 2015	$0.85	-	200,000
July 31, 2015	$1.00	-	415,000
October 15, 2015	$0.50	-	100,000
November 15, 2015	$1.00	-	100,000
December 1, 2015	$0.50	75,000	150,000
December 1, 2015	$0.85	100,000	200,000
December 31, 2015	$1.00	-	110,000
December 31, 2015	$0.25	-	1,000,000
June 1, 2016	$0.50	75,000	75,000
June 1, 2016	$0.85	100,000	100,000
June 30, 2016	$0.25	2,000,000	2,000,000
December 1, 2016	$0.50	75,000	75,000
December 1, 2016	$0.85	100,000	100,000
February 19, 2017	$0.31	750,000	750,000
June 1, 2017	$0.50	75,000	75,000
January 13, 2019	$0.25	50,000	50,000
January 13, 2020	$0.25	50,000	50,000
January 13, 2021	$0.25	50,000	50,000
Total outstanding		3,500,000	5,900,000
Total exercisable		3,400,000	5,250,000

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock option activity (continued)

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2015 was $1,128,000 and $1,089,000 (June 30, 2014 - $163,750 and $156,250), respectively. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value is the difference between the market value of the shares and the exercise price of the award.

During the year ended June 30, 2014, the Company entered into employment agreements, whereby the employees would be granted restricted shares. The holder of a restricted share award is generally entitled at all times on and after the date of the agreement to exercise the rights of a shareholder of the Company, including the right to vote and the right to receive dividends on the shares. These shareholders do not have the ability to sell, transfer or otherwise encumber the restricted shares awards until they fully vest. The restricted shares granted vest over three or four-year periods and the grant date fair value of the awards is recognized as expense over the vesting period. During the year ended June 30, 2015, total compensation expense of $184,622 (June 30, 2014 - $111,167) was recognized as stock-based compensation and included in selling, general and administration expense.

During the year ended June 30, 2015, the Company issued 675,000 and is obligated to issue an additional 400,000 shares pursuant to the employment agreements.

As of June 30, 2015, unrecognized stock-based compensation expense totaled $371,212 (June 30, 2014 - $555,833), which will be recognized over a period of 2 years (2014 – 3 years).

A summary of the status of non-vested restricted shares as of June 30, 2015 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-vested at June 30, 2014	1,412,500	$0.35
Awards granted	-	-
Awards forfeited	-	-
Awards vested	(537,500)	$0.33

Non-vested at June 30, 2015	875,000	$0.35

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT, CONTINUED

Stock purchase warrants

The following summarizes information about the Company’s stock purchase warrants outstanding:

	Number of Warrants	Price Per Share	Weighted Average Exercise Price

Balance, June 30, 2014	39,749,999	$0.17 - $1.00	$0.37
Issued	4,001,256	$0.25 - $0.30	$0.30
Expired	(13,475,923)	$0.17 - $0.50	$0.47
Cancelled	(2,725,002)	$0.50 - $0.70	$0.52
Exercised	(2,508,262)	$0.17 - $0.50	$0.34

Balance, June 30, 2015	25,042,068	$0.25 - $0.50	$0.33

		Number of Warrants
Expiry Date	Exercise Price	June 30, 2015	June 30, 2014

July 15, 2014	$0.31	-	300,000
August 31, 2014	$0.17	-	549,020
August 31, 2014	$0.60	-	1,123,333
August 31, 2014	$0.70	-	756,854
September 30, 2014	$0.50	-	1,954,604
November 30, 2014	$0.50	-	100,000
January 31, 2015	$0.50	-	2,550,000
February 28, 2015	$0.50	-	1,300,000
February 28, 2015	$0.17	-	301,500
May 25, 2015	$0.50	-	533,333
June 30, 2015	$0.50	125,000	4,850,000
July 15, 2015	$0.50	88,000	88,000
September 13, 2015	$0.60	44,757	44,757
September 13, 2015	$0.30	-	1,263,569
October 1, 2015	$0.30	11,191,410	11,153,721
October 1, 2015	$0.50	375,000	650,000
December 1, 2015	$0.30	848,530	1,351,093
December 1, 2015	$0.50	1,000,000	1,000,000
December 31, 2015	$0.30	157,000	157,000
January 1, 2016	$0.30	249,235	-
February 16, 2016	$0.25	302,117	-
February 16, 2016	$0.30	1,737,804	-
November 25, 2016	$0.30	6,168,692	6,668,692
November 25, 2016	$0.50	2,754,523	2,754,523
November 29, 2016	$0.70	-	300,000
Total outstanding and exercisable		25,042,068	39,749,999

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock purchase warrants (continued)

The following summarizes changes to share purchase warrants outstanding during the year ended June 30, 2015:

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

The modifications of warrants resulted in no additional expense.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Share obligations

Pursuant to a consulting agreement with the CFO dated August 19, 2013, the Company is obligated to pay $5,000 to $12,500 per month based on the number of hours worked and to issue 6,000 shares of common stock per month beginning September 1, 2013.

As of June 30, 2015, no shares have been issued. As such, a total of 132,000 shares of common stock are issuable. The obligation to issue shares of common stock was measured at a weighted average fair value of $0.46 per share on the date each series of shares became issuable. During the year ended June 30, 2015, $45,720 (June 30, 2014 - $14,760) was recorded as an obligation to issue shares within equity and as selling, general and administration in the consolidated statements of operations during. As of June 30, 2015, a total balance of $60,480 remains as an obligation to issue the shares.

Pursuant to an agreement dated September 25, 2014, the Company is obligated to issue 400,000 shares of common stock to settle accounts payable of $223,994. The obligation to issue shares was measured at a weighted average fair value of $0.56 per share on the date each series of shares became issuable.  A total of $223,994 was recorded as an obligation to issue shares within equity.

During the year ended June 30, 2014, there was $20,000 received in subscriptions for 52,361 shares of common stock measured at a weighted average fair value of $0.38 per share.  As a result, $20,000 was recorded as an obligation to issue shares within equity as of December 31, 2014.  During the year ended June 30, 2015, the funds were refunded, and the related shares of common stock were cancelled.

Subscriptions

During the year ended June 30, 2015, $107,500 was received for 331,667 share purchase warrants exercised. A total of 331,667 shares were issued July 21, 2015.

NOTE 6 -RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

Fair value

The loan payable balance approximates fair value due its short-term nature.

Credit risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The Company’s financial asset that is exposed to credit risk consists of cash, which is placed with US and Canadian financial institutions.

Concentration of credit risk exists with respect to the Company’s cash, as certain amounts are held at US and Canadian financial institutions. The Company's cash are as follows at June 30, 2015 and 2014:

	June 30, 2015	June 30, 2014

Cash (US institution)	$116,655	$193,782
Cash (CDN institution)	652	5,995

	$117,307	$199,777

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 6 -RISK MANAGEMENT AND FINANCIAL INSTRUMENTS (CONTINUED)

Credit risk (continued)

All U.S. institution amounts are covered by FDIC insurance as of June 30, 2015.  Additionally, all CDN institution amounts are covered by CDIC insurance.  Management deems any related risk to be minimal.

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

The Company requires significant additional funding to meet its administrative overhead costs and maintain its research and development program in fiscal year 2016.

Financing transactions may include the issuance of equity securities, obtaining additional credit facilities, licensing proprietary technology or other financing mechanisms. However, the trading price of the Company’s common stock and the recent year’s slowdown in the United States economy has made it more difficult to obtain equity financing.

NOTE 7 - INCOME TAXES

The provision for income taxes consists of the following at June 30:

	2015	2014

Current Expense	$0	$0
Deferred Expense/(Benefit)	(482,000)	(1,459,000)
Inc/(Dec) in valuation allowance	482,000	1,459,000

Total provision for income tax	$0	$0

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 7 - INCOME TAXES (CONTINUED)

The total provision differs from the amount computed by applying federal statutory rates to loss before income taxes due to the following at June 30:

	2015	2014
Provision for income tax at the statutory rate of 34%	$(1,507,000)	$(1,539,000)

Increase(Decrease) in taxes due to
Change in valuation allowance	482,000	1,459,000
Disallowed expense	(14,000)	9,000
Federal Tax Return True Ups	(30,000)	71,000
Expired & Cancelled Stock Op	729,000	0
Expired Net Operating Loss	340,000	0
Total provision for income tax	$0	$0

The Company has used a federal statutory rate of 34%.  The Company has no material state tax liabilities, so no provision for state income tax is needed.

Deferred tax assets and liabilities reflect the tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.  The Company has net deferred income tax assets which have been reduced to zero through a valuation allowance because of uncertainties relating to utilization of future tax benefits.  The increase/(decrease) in the valuation allowance for the years ended June 30, 2015, and June 30, 2014 are respectively  $482,000 and $1,421,000.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 7 - INCOME TAXES (CONTINUED)

The components of the net deferred income tax assets, calculated at an effective rate of 34%, are as follows at June 30:

	2015	2014
Deferred income tax assets
Current deferred tax assets
Accrued Liabilities	$0	$0
Valuation allowance	0	0

Total current deferred tax assets	0	0

Noncurrent deferred tax assets
Net operating loss carryforwards	13,339,000	12,367,000
Nonqualified stock options	390,000	1,056,000
Deferred Revenue	143,000	0
Capital loss carryforwards	0	0
Unrealized Loss on Stock Compensation	0	0
Legal dispute reserve	0	0
Basis difference of fixed assets	0	0
Valuation allowance	(13,859,000)	(13,415,000)

Total noncurrent deferred tax assets	13,000	8,000

Noncurrent deferred tax liabilities
Basis difference of fixed assets	13,000	8,000

Total noncurrent deferred tax liabilities	13,000	8,000

Net deferred tax asset/(liability)	$0	$0

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 7 - INCOME TAXES (CONTINUED)

For tax purposes, the Company has unused net operating losses available for carryforwards to future tax years.  At June 30, 2015, the amounts and expiration dates of the Company's net operating loss carryforwards are as follows.

Year Ended	Expires	Amount

June 30, 1999	June 30, 2019	1,361,000
June 30, 2000	June 30, 2020	1,091,000
June 30, 2001	June 30, 2021	2,002,000
June 30, 2002	June 30, 2022	2,527,000
June 30, 2003	June 30, 2023	1,364,000
June 30, 2004	June 30, 2024	2,162,000
June 30, 2005	June 30, 2025	2,208,000
June 30, 2006	June 30, 2026	2,373,000
June 30, 2007	June 30, 2027	1,177,000
June 30, 2008	June 30, 2028	1,676,000
June 30, 2009	June 30, 2029	1,439,000
June 30, 2010	June 30, 2030	1,699,000
June 30, 2011	June 30, 2031	3,129,000
June 30, 2012	June 30, 2032	2,968,000
June 30, 2013	June 30, 2033	3,536,000
June 30, 2014	June 30, 2034	4,635,000
June 30, 2015	June 30, 2035	3,884,000
Total		$39,231,000

Current federal tax laws include substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change of a corporation.  Accordingly, the Company's ability to utilize net operating loss and tax credit carryforwards may be limited as a result of such ownership changes.  Such a limitation could result in the expiration of carryforwards before they are utilized.

In July 2006, the FASB released the Final Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (formerly FIN 48, now ASC740-10). ASC740-10 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC740-10 also requires additional disclosure of the beginning and ending unrecognized tax benefits and details regarding the uncertainties that may cause the unrecognized benefits to increase or decrease within a twelve month period.

We adopted the provisions of ASC740-10 on July 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. We have an unrecognized tax benefit of $336,000 as of June 30, 2015, including no accrued amounts for interest and penalties. In addition, the Company has not completed an analysis under IRC section 382 to determine if there have been any direct and/or indirect ownership changes that would limit the use of net operating loss in future years.

Our policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. We are subject to income tax examinations for U.S. incomes taxes from the year ended June 30, 1998 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2016.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 8 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	June 30, 2015	June 30, 2014
Changes in working capital
Prepaid expenses	$49,995	$(3,599)
Accounts payable and accruals	(218,574)	(382,595)
Notes and accounts receivable	-	250,000
Deferred revenue and other	-	220,833
	$(168,579)	$84,639

Shares issued for:
Redemption of preferred shares	$-	$103,567
Settlement of debt	529,400	1,809,031
Settlement of convertible debenture	-	1,122,933
Services and financing fees	599,250	828,283

Supplemental cash flow information:
Interest paid	$15,169	$401,904
Accrual of dividends	-	15,460

NOTE 9 - RELATED PARTY TRANSACTIONS

During the fiscal year ended June 30, 2014, the Company was involved in loan and extinguishment of debt transactions with various directors of the Company.  The loan is summarized in Note 13©.  Also, as of June 30, 2015, $60,480 (June 30, 2014 - $330,474) was included in accounts payable and accruals owed to the Company's executives for outstanding managements fees, consulting fees and business related reimbursements, and are without interest or stated terms of repayment.

NOTE 10 - SEGMENT INFORMATION

The Company operates primarily in one business segment, the development of electronically-conductive resin-based materials, with operations located in the US.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 11 - CONVERTIBLE DEBENTURES

As of June 30, 2015, the Company has entered into the following convertible debenture purchase agreement with KBM Worldwide Inc.:

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

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 11 - CONVERTIBLE DEBENTURES (CONTINUED)

As of June 30, 2015, $nil (year ended June 30, 2014 - $660,466) of the face value of debentures were extinguished by issuing nil (year ended June 30, 2014 – 3,379,734) shares of common stock of the Company, and a cash payment of $nil (year ended June 30, 2014 - $1,122,933) representing the fair value of the derivative liabilities and the amortized cost of convertible debentures settled was included as additional paid in capital.

As of June 30, 2015, $124,000 (June 30, 2014 - $171,648) of convertible debentures were settled by paying $162,715 (June 30, 2014 - $321,132), and during the year ended June 30, 2015, $6,557 (year ended June 30, 2014 - $32,432) was recognized representing the loss on settlement of convertible debentures.

At inception of the convertible debenture (January 5, 2015), the fair value of the derivative liability was $106,038.

During the year ended June 30, 2015, a fair value gain on the derivative liability of $49,724 (2014 – loss of $25,777) was recognized, of which $18,217 related to the conversion feature associated with the outstanding debenture as of June 30, 2015.  The remainder ($31,507) related to the conversion feature associated with the debenture that was settled during fiscal 2015.

As of June 30, 2015, 343,177 (June 30, 2014 - 0) common shares of the Company would be required to settle the remaining tranches of convertible debt at a conversion price of $0.26 per common share.

As at June 30, 2015, the face value of convertible debentures is $133,976 (June 30, 2014 - $0), which includes accrued interest of $4,976 (June 30, 2014 - $0).

During the year ended June 30, 2015, debt discount amortization of $142,790 (June 30, 2014 - $360,060) was recorded as interest expense on the consolidated statement of operations.

The fair value of the derivative financial liability is calculated using the Black-Scholes valuation method at the consolidated balance sheet date.

The following weighted average assumptions were used in determining the fair value of the outstanding derivative liability at inception:

	June 30, 2015	June 30, 2014
Expected life (years)	0.76	0.87
Interest rate	0.94%	1.10%
Volatility	94.34%	80.46%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

The following weighted average assumptions were used in determining the fair value of the derivative financial liability:

	June 30, 2015	June 30, 2014
Expected life (years)	0.27	N/A
Interest rate	0.58%	N/A
Volatility	58%	N/A
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 12 – LOAN PAYABLE

During the year ended June 30, 2015, the Company entered into a financing arrangement to cover directors’ and officers’ liability insurance for the period December 31, 2014 to December 31, 2015. The amount financed was $72,755, which bears interest at 3.189% annually. Monthly payments of $8,084 are required to settle amounts owing. The balance outstanding as of June 30, 2015 was $32,335.  As at June 30, 2015, $45,354, representing the unamortized portion of prepaid insurance, is included in prepaid expenses on the consolidated balance sheet.

NOTE 13 - PROMISSORY NOTES PAYABLE

During the fiscal year ended June 30, 2014, the Company entered into the following promissory note payable agreements:

(a)	On December 19, 2013 and December 24, 2013, the Company entered into one-month unsecured promissory notes payable totaling $25,000 and $35,000, respectively, which bore interest at 12% annually. Any unpaid principal and unpaid accrued interest is due January 19, 2014 and January 24, 2014, the maturity dates. In addition, the Company must issue 25,000 shares of common stock at each maturity date to settle the promissory notes. During the fiscal year ended June 30, 2014, the promissory notes payable were settled, therefore the outstanding balance was $nil. The shares were issued during the year ended June 30, 2015.

(b)	On October 1, 2013, the Company entered into an unsecured promissory note agreement with a consultant for unpaid fees of $215,000, which bears interest at 6% annually. On April 17, 2014 the Company issued 1,264,706 shares of common stock valued at the fair market price of $0.17 per share. As of June 30, 2014, the outstanding balance on this note was $nil.

(c)	On February 1, 2014, the Company entered into an unsecured promissory note agreement with a former director for unpaid consulting fees of $300,000, which bears interest at 6% annually. Any interest accrued on the outstanding balance is due at the maturity date, February 1, 2016. $5,000 is payable on the first of each month beginning March 1, 2014 through to March 1, 2015. The final payment of $272,234 consisting of principal and accrued interest is due on the maturity date. On March 31, 2015, the remaining balance of this note of $265,000 was transferred to a non-related company and subsequently modified to include the following conversion options:

(i)	$100,000 of principal may be settled at a conversion price of $0.30 per common share (issued); and
(ii)	$165,000 of principal may be settled at a conversion price of $0.50 per common share (issued)

The embedded conversion feature of the convertible promissory note was treated as a derivative with the fair value of the liability component first allocated to the debt and the equity component being allocated the residual value of the principal value of the debt.   At inception, the fair value of the liability component was measured to be $265,000 with the residual value of $nil allocated to equity.  The modification of the debt to include conversion options was not considered to be a significant modification requiring extinguishment accounting and accordingly no gain or loss has been recognized on modification.  On March 31, 2015, 333,334 shares of common stock were issued to settle $100,000 of the promissory note and on May 8, 2015, 330,000 shares of common stock were issued to settle remaining $165,000 of the promissory note. A total fair value loss of $239,400 was recognized in paid in capital and included as net loss on settlement of liabilities on the consolidated statement of operations.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 13 - PROMISSORY NOTES PAYABLE (CONTINUED)

Total outstanding promissory notes as of June 30, 2015 and June 30, 2014 is as follows:

	June 30, 2015	June 30, 2014

Current	$-	$60,000
Non-current	-	229,500

	$-	$289,500

NOTE 14 – EXTINGUISHMENT OF DEBT

During the year ended June 30, 2015, the following debts were extinguished:

(a)	Accounts payable of $25,000 with a consultant was settled by issuing 54,347 shares of common stock measured at a fair value of $0.46 per share on the date of the agreement.

(b)	Legal fees included in accounts payable for a total of $200,000 were settled by a cash payment of $100,000 and a deposit in advance of services of $50,000 included in prepaid expenses. As a result, a gain on extinguishment of $100,000 was recognized in net loss on extinguishment of liabilities within the consolidated statement of operations.

During the fiscal years June 30, 2014, the following debts were extinguished:

(a)	On November 8, 2012, a director of the Company resigned from his position as director and CEO of the Company. An agreement was signed indicating that all amounts owing at the agreement date would be waived resulting in payables of $228,897 recognized as a gain on extinguishment of debt charged to accumulated deficit. Further, the agreement indicated that the Company would redeem 70,588 shares of preferred stock held by the director at $4.25 per share for a total of $300,000 as follows:

(i)	Monthly installments of $7,500 would be paid on the fifteenth of each month starting November 15, 2012 until June 15, 2013;

(ii)	Monthly installments of $10,000 would be paid on the fifteenth of each month starting July 15, 2013 until December 15, 2014; and

(iii)	A lump sum payment of $60,000 on January 15, 2015.

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

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 14 – EXTINGUISHMENT OF DEBT (CONTINUED)

(b)	On June 13, 2013, the Company signed a separation agreement with a consultant resulting in a termination of consulting services effective March 31, 2013. As a result of the termination, the Company was required to issue the following:

(i)	541,666 shares of common stock pursuant to a restricted stock award agreement for options vesting prior to the agreement date. These shares were issued during the fiscal year ended June 30, 2014 and were measured at a fair value of $0.44 per share (note 5); and

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

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 14 – EXTINGUISHMENT OF DEBT (CONTINUED)

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

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 15 - DEFERRED REVENUE

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

The payments have been recorded as deferred revenue, which will be recognized as license fee revenue in the consolidated statements of operations over the life of the ten year contract. During the year ended June 30, 2015, $50,000 (June 30, 2014 - $29,167) has been recognized as revenue.

As of June 30, 2015 and June 30, 2014, the remaining deferred revenue was as follows:

	June 30, 2015	June 30, 2014

Current	$50,000	$50,000
Non-current	370,833	420,833

	$420,833	$470,833

NOTE 16 - LEASE AGREEMENTS

During the fiscal years June 30, 2015 and 2014, rent expense was $48,212 and $70,055, respectively. Effective July 1, 2013 the Company entered into a lease agreement whereby the Company is the lessee of office space.  The agreement expires on June 30, 2018, and monthly payments are $2,500.  Future minimum lease payments are as follows:

2016	$30,000
2017	30,000
2018	30,000
$90,000

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 17 - COMMITMENTS

During the fiscal year ended June 30, 2015, the following commitments were outstanding:

(a)	An employment agreement with an employee, dated November 1, 2013, engaging the individual to provide certain business development services to the Company in Korea. The term of the agreement is for three years and the Company is to pay the employee an annual salary of $150,000. The Company agreed to issue 810,000 shares of the Company’s common stock vesting 25% on the grant date and each anniversary thereafter. As at June 30, 2015, 405,000 shares have vested and were issued during the year.

(b)	An employment agreement with an employee, dated November 1, 2013, engaging the individual to provide certain consulting services to the Company in Korea. The term of the agreement is for three years and the Company is to pay the employee an annual salary of $100,000. The Company agreed to issue 540,000 shares of the Company’s common stock vesting 25% on the grant date and each anniversary thereafter. As at June 30, 2015, 270,000 shares have vested and were issued during the year.

(c)	An employment agreement with an employee, dated January 13, 2014, engaging the individual to provide certain technical expertise to the Company in the USA. The term of the agreement is for three years and the Company is to pay the employee an annual salary of $200,000. The Company agreed to issue 500,000 shares of the Company’s common stock vesting 33% on the grant date and each anniversary thereafter. As at June 30, 2015, 333,333 shares have vested and are obligated to be issued.

(d)	An employment agreement with an employee, dated January 1, 2014, engaging the individual to provide the expertise as that of the Chief Technical Officer. The term of the agreement is for three years and the Company is to pay the employee an annual salary of $170,000 The Company agreed to issue 100,000 shares of the Company’s common stock vesting 33% on the grant date and each anniversary thereafter. As at June 30, 2015, 66,667 shares have vested and are obligated to be issued.

For each of the shares granted under the employee agreements above, fair value is measured at the grant date and recorded evenly over each of the vesting periods. During the year ended June 30, 2015, fair value of $184,622 was recorded to the consolidated statement of operations within selling, general and administrative.

(e)	Pursuant to a consulting agreement dated August 19, 2014, the Company is obligated to pay $5,000 to $12,500 per month based on the number of hours worked and to issue 6,000 shares of common stock per month beginning September 1, 2014.

NOTE 18 - SUBSEQUENT EVENTS

Subsequent to the year ended June 30, 2015 the Company issued 331,667 common shares pursuant to funds received of $107,500, included in subscriptions received at June 30, 2015, for the exercise of 331,337 share purchase warrants.

31