Form 10-K/A
period 2015-06-30
INTEGRAL TECHNOLOGIES INC
filed 2015-09-29
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

Due to the fact that the SEC was not able to accept XBRL filings on September 28, 2015, it is now filed herewith.

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

INTEGRAL TECHNOLOGIES, INC

Dated: September 29, 2015	/s/ Douglas Bathauer
Douglas Bathauer, Chief Executive Officer

/s/ W. Bartlett Snell
W. Bartlett Snell, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas Bathauer	Director	September 29, 2015
Douglas Bathauer

/s/ W. Bartlett Snell	CFO	September 29, 2015
W. Bartlett Snell

/s/ James Eagan	Director	September 29, 2015
James Eagan

/s/ William A Ince	Director	September 29, 2015
William A Ince

/s/ Richard Blumberg	Independent Director	September 29, 2015
Richard Blumberg

/s/ Jeffrey Babka	Independent Director	September 29, 2015
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