Form 10-Q
period 2015-09-30
INTEGRAL TECHNOLOGIES INC
filed 2015-11-16
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of November 11, 2015, there were 116,966,778 outstanding shares of the Registrant's Common Stock, $0.001 par value.

INTEGRAL TECHNOLOGIES, INC.
SEPTEMBER 30, 2015 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Integral Technologies, Inc.
Consolidated Balance Sheets
As of September 30, 2015 (Unaudited) and June 30, 2015 (Audited)

ASSETS	September 30, 2015	June 30, 2015

Current assets:
Cash	$252,142	$117,307
Prepaid expenses	56,559	64,541

Total current assets	308,701	181,848

Deposit	2,500	2,500
Property and equipment, net	64,368	65,514

Total Assets	$375,569	$249,862

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accruals	$616,230	$405,652
Loan payable	-	32,335
Deferred revenue	50,000	50,000
Convertible debentures	154,510	94,107
Derivative liabilities	575,790	87,821

Total current liabilities	1,396,530	669,915

Non-current liabilities:
Deferred revenue, net of current portion	358,333	370,833

Total non-current liabilities	358,333	370,833

Total Liabilities	1,754,863	1,040,748

Stockholders' Deficit
Preferred stock and paid-in capital in excess of $0.001 par value, 20,000,000 shares authorized, 0 (2015 - 0) issued and outstanding	-	-
Common stock and paid in capital in excess of $0.001 par value, 150,000,000 shares authorized, 115,330,111 (June 30, 2015 - 114,370,094) issued and outstanding	52,231,214	51,753,457
Share subscriptions and obligations to issue shares	408,194	391,974
Accumulated other comprehensive income	46,267	46,267
Accumulated deficit	(54,064,969)	(52,982,584)

Total stockholders' deficit	(1,379,294)	(790,886)

Total Liabilities and Stockholders' Deficit	$375,569	$249,862

The accompanying notes are an integral part of the consolidated financial statements.

Integral Technologies, Inc.
Consolidated Statements of Operations
For the three months ended September 30, 2015 and 2014 (Unaudited)

	Three Months Ended September 30,
	2015	2014

Revenue	$12,700	$90,782

Operating expenses:
Selling, general, and administrative expenses	796,453	891,329
Research and development	182,997	37,349

Total operating expenses	979,450	928,678

Fair value loss on derivative financial liabilities	(56,850)	-
Gain on extinguishment of convertible debenture	1,927	-
Other income	26	34
Interest expense	(60,738)	(2,655)

Net Loss	$(1,082,385)	$(840,517)

Net loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	114,539,678	99,824,249

The accompanying notes are an integral part of the consolidated financial statements.

Integral Technologies, Inc.
Consolidated Statements of Cash Flows
For the three months ended September 30, 2015 and 2014 (Unaudited)

	Three Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,082,385)	$(840,517)
Items not involving cash
Depreciation	1,146	403
Stock issued for consulting services	6,220	-
Stock-based compensation	44,896	44,896
Interest on convertible debentures	51,640	-
Fair value loss on derivative financial liabilities	56,850	-
Gain on extinguishment of convertible debenture	(1,927)	-
Obligation to issue shares for consulting services	9,720	106,519
Deferred revenues	(12,500)	-
Changes in working capital	218,560	57,967
Net cash used in operating activities	(707,780)	(630,732)
Cash flows from investing activity:
Purchase of property, equipment and intangible assets	-	(7,599)
Net cash used in investment activity	-	(7,599)
Cash flows from financing activities:
Repayment of loan	(32,335)	-
Repayment of promissory notes	-	(10,500)
Proceeds from promissory notes	-	50,000
Proceeds from issuance of common stock	28,000	89,250
Proceeds from warrants exercised	69,000	-
Share issue costs	-	-
Subscriptions received	114,000	491,000
Proceeds from convertible debentures	663,950	-
Net cash provided by financing activities	842,615	619,750
Increase (decrease) in cash	134,835	(18,581)
Cash, beginning of year	117,307	199,777
Cash, end of year	$252,142	$181,196

The accompanying notes are an integral part of the consolidated financial statements.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are presented in United States dollars. We have prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The consolidated financial statements include the Company’s wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed from the accompanying consolidated financial statements. The accompanying comparative year end consolidated balance sheet was derived from the audited financial statements included in the annual financial statements. The accompanying interim financial statements are unaudited, and reflect all adjustments which are in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position, results of operations, and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. All intercompany transactions and balances have been eliminated in consolidation. The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods. Nevertheless, we believe that the disclosures are adequate to ensure the information presented is not misleading. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended June 30, 2015 included in the Company’s 10-K filed with the SEC on September 28, 2015.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $16,917 and $32,613 for the three month period ended September 30, 2015 and 2014, respectively.

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

Reclassifications

For comparability certain 2015 amounts have been reclassified to conform to classifications adopted in 2016. These reclassifications did not have an impact on stockholders’ deficit or net loss on the comparative consolidated financial statements.

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

Recent Accounting Pronouncements (Continued)

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

NOTE 3 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $1,082,385 for the three month period ended September 30, 2015 (2014 - $840,517), and an accumulated deficit of $54,064,969 (fiscal year ended June 30, 2015 - $52,982,584) and a working capital deficiency of $1,087,829 as at September 30, 2015 (fiscal year ended June 30, 2014 - $488,067).  The Company does not have sufficient revenue-producing activities to fund its expenditure requirements to continue to advance researching, developing and commercializing its conductive plastics technology, ElectriPlast. The Company estimates that, without further funding, it will deplete its cash resources within three months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - STOCKHOLDERS’ DEFICIT

Common stock

During the three month period ended September 30, 2015, the Company completed the following private placement:

(i)	Completed a private placement amounting to $28,000 for the issuance of 56,000 shares of common stock at $0.50 per share.

During the three month period ended September 30, 2015, the company issued shares of common stock to settle the following debt:

(i)	Pursuant to a promissory note agreement, the Company issued 13,000 shares of common stock measured at a fair value of $0.48 per share resulting in a total value of $6,220 which was recorded in common stock and paid in capital in excess of par.

(ii)	The Company issued 361,350 shares of common stock to settle $222,141 of a convertible debt and derivative liability (note 9).

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 4 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock-based compensation

During the three month period ended September 30, 2015, the Company recorded stock-based compensation expense with respect to vesting restricted stock of $44,896 (2014 - $44,896) included in selling, general, and administrative expenses.

Stock-based compensation not yet recognized at September 30, 2015 relating to non-vested restricted stock was $331,263, which will be recognized over a period of 2 years.

During the three month period ended September 30, 2015 there were no new stock option or restricted share changes or transactions.

Stock purchase warrants

The following summarizes information about the Company’s stock purchase warrants outstanding:

	Number of Warrants	Price Per Share	Weighted Average Exercise Price

Balance, June 30, 2015	25,554,943	$0.25 - $0.60	$0.33
Issued	-	-	-
Expired	(44,757)	$0.60	$0.60
Cancelled	-	-	-
Exercised	(529,667)	$0.30 - $0.50	$0.33

Balance, September 30, 2015	24,980,519	$0.25 - $0.50	$0.33

The following summarizes changes to share purchase warrants outstanding during the three months ended September 30, 2015:

•	3,763,572 investor warrants expiring October 1, 2015 and exercisable at $0.30 were extended to December 21, 2015;
•	655,646 investor warrants expiring October 1, 2015 and exercisable at $0.30 were extended to November 25, 2016;
•	100,000 investor warrants expiring October 1, 2015 and exercisable at $0.50 were extended to February 16, 2016 and re-priced to $0.30;
•	588,236 investor warrants expiring December 1, 2015 and exercisable at $0.30 were extended to November 25, 2016;
•	112,875 investor warrants expiring December 1, 2015 and exercisable at $0.30 were extended to February 16, 2016; and
•	157,000 investor warrants expiring December 31, 2015 and exercisable at $0.30 were extended to November 25, 2016;

The modifications of warrants resulted in no additional expense.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 4 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Share obligations

Pursuant to a consulting agreement with the CFO dated August 19, 2013, the Company is obligated to pay $5,000 to $12,500 per month based on the number of hours worked and to issue 6,000 shares of common stock per month beginning September 1, 2013.

As of September 30, 2015, no shares have been issued. As such, a total of 150,000 shares of common stock are issuable. The obligation to issue shares of common stock was measured at a weighted average fair value of $0.47 per share on the date each series of shares became issuable. During the three month period ended September 30, 2015, $9,720 (2014 - $7,680) was recorded as an obligation to issue shares within equity and as selling, general and administration in the consolidated statements of operations. As of September 30, 2015, a total balance of $70,200 remains as an obligation to issue the shares.

Subscriptions

During the three month period ended September 30, 2015, $114,000 was received for 380,000 share purchase warrants exercised. A total of 380,000 shares were issued October 16, 2015.

NOTE 5 - INCOME TAXES

There are no current or deferred tax expenses for the three months ended September 30, 2015 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion to provide a full valuation allowance for financial reporting purposes.  As of September 30, 2015, the Company had a net operating loss carry-forward of $40,313,000.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Changes in working capital
Prepaid expenses	$7,982	$5,080
Accounts payable and accruals	210,578	(9,613)
Deferred revenue and other	-	62,500
	$218,560	$57,967

Shares issued for:
Subscriptions received	$114,000	$491,000
Settlement of debt	6,220	-
Settlement of convertible debenture	222,141	-
Services and financing fees	-	106,519

Supplemental cash flow information:
Interest paid	$9,089	$2,751

NOTE 7 - RELATED PARTY TRANSACTIONS

Also, as of September 30, 2015, $68,480 (June 30, 2015 - $60,480) was included in accounts payable and accruals owed to the Company's executives for outstanding managements fees, consulting fees and business related reimbursements, and are without interest or stated terms of repayment.

NOTE 8 - SEGMENT INFORMATION

The Company operates primarily in one business segment, the development of electronically-conductive resin-based materials, with operations located in the US.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 9 - CONVERTIBLE DEBENTURES

During the three month period ended September 30, 2015, the Company had convertible debenture agreements with KBM Worldwide Inc., Vis Vires Group, Inc., River North Equity LLC and JMJ Financial summarized as follows:

(a)	KBM Worldwide Inc.:

•	On October 22, 2014, a total of $120,000 (settled during the year ended June 30, 2015) was received, net of $4,000 in legal fees. The convertible debt was due July 24, 2015;
•	On January 5, 2015, a total of $125,000 (settled) was received, net of $4,000 in legal fees. The convertible debt was due October 8, 2015.

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

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

(b)	Vis Vires Group, Inc.:

•	On July 23, 2015, a total of $165,000 (extinguished) was received, net of $4,000 in legal fees. The convertible debt is due April 27, 2016.
•	On August 20, 2015, a total of $100,000 (extinguished) was received, net of $4,000 in legal fees. The convertible debt is due May 25, 2016;

The convertible debenture accrues interest of 8% per annum and can be converted into common stock at the option of the holder at any time after 180 days following the date of issuance. The debenture has a conversion price equal to 63% of the market price. Market price is defined as the average of the lowest three trading prices for the Company’s common stock during the ten day trading period ending one trading day prior to the date of conversion notice with a limitation of 4.99% of the issued and outstanding common stock at the time of conversion. Any amount of principal that is not paid when due bears interest at a rate of 22% per annum.

The convertible debenture may be repaid by the Company as follows:

•	Outstanding principal multiplied by 107% together with accrued interest and unpaid interest thereon if prepaid within a period of 30 days beginning on the date of issuance of the note;
•	Outstanding principal multiplied by 113% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 31 days from the date of issuance of the note and ending on the date that is 60 days following the date of the note;
•	Outstanding principal multiplied by 118% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 61 days from the date of issuance of the note and ending on the date that is 90 days following the date of the note.
•	Outstanding principal multiplied by 123% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 91 days from the date of issuance of the note and ending on the date that is 120 days following the date of the note.
•	Outstanding principal multiplied by 128% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 121 days from the date of issuance of the note and ending on the date that is 150 days following the date of the note.
•	Outstanding principal multiplied by 135% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 151 days from the date of issuance of the note and ending on the date that is 180 days following the date of the note.

After the expiration of the 180 days following the date of issuance of the debenture, the Company will have no right of prepayment.

On September 23, 2015, the above two convertible debentures with Vis Vires Group, Inc. were transferred to River North Equity LLC with identical terms with the exception of the maturity date of the note (described below).  The transfer of debt was accounted for as an extinguishment of debt with a gain on extinguishment of $1,927 recognized in the consolidated statement of operations.

The embedded conversion feature of the convertible debenture was treated as a derivative liability measured at fair value on inception and at each reporting date with the debt component being allocated the residual value of the debt and amortized using the effective interest method to its maturity value.

During the three months ended September 30, 2015, the total net proceeds allocated to the derivative liability components were $201,152 with the residual net proceeds of $63,848 allocated to the debt components at inception.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

(c)	River North Equity LLC

•	On September 23, 2015, a replacement note $273,000 was received in exchange with the two convertible notes with Vis Vires Group, Inc. (described above). The new convertible debt is due September 21, 2016. The terms of this convertible debt are identical to the terms with Vis Vires Group, Inc. (above);
•	On September 24, 2015, a total of $98,950 was received, net of $5,000 in legal fees and $61,050 in Other Issue Discount (“OID”). The convertible debt is due September 30, 2016;

The convertible debenture accrues interest of 8% per annum and can be converted into common stock at the option of the holder at any time after 180 days following the date of issuance. The debenture has a conversion price equal to 63% of the market price. Market price is defined as the average of the lowest trading price for the Company’s common stock during the ten day trading period ending one trading day prior to the date of conversion notice with a limitation of 9.99% of the issued and outstanding common stock at the time of conversion. Any amount of principal that is not paid when due bears interest at a rate of 18% per annum.

The convertible debenture may be repaid by the Company as follows:

•	Outstanding principal multiplied by 105% together with accrued interest and unpaid interest thereon if prepaid within a period of 30 days beginning on the date of the Note
•	Outstanding principal multiplied by 110% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 31 days from the date of the Note and ending on the date which is 60 days following the date of the Note
•	Outstanding principal multiplied by 118% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 61 days from the date of the Note and ending on the date which is 90 days following the date of the Note
•	Outstanding principal multiplied by 123% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 91 days from the date of the Note and ending on the date which is 120 days following the date of the Note
•	Outstanding principal multiplied by 130% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 121 days from the date of the Note and ending on the date which is 180 days following the date of the Note

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

During the three months ended September 30, 2015, the total net proceeds allocated to the derivative liability components were $290,375 with the residual net proceeds of $81,575 allocated to the debt components at inception.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

(d)	JMJ Financial

The total amount that may be borrowed with JMJ Financial is $650,000, which includes an upfront OID fee of 8%.

On signing the agreement, the first advance of $300,000 was received by the Company from the lender. At the sole discretion of the lender, additional consideration may be advanced to the Company; however, the Company has the right to reject any of those payments within 24 hours of receipt of payment. Each advance received by the Company is due two years from delivery of payment. As at September 30, 2015, the following amount is payable:

•	September 30, 2015, received $300,000, net of an upfront fee of $26,087;

No interest will be applied to the principal balance for the first 90 days after cash advance. After the first 90 days, an interest charge of 8% will be immediately applied to the principal.

On delivery of consideration, the lender may convert all or part of the unpaid principal and up-front fee into common stock at its sole discretion. All balances outstanding have a variable conversion price equal to 75% of the market price. The market price is defined as the lowest two trading prices in the 20 days prior to the conversion date. The lender is limited to holding no more than 4.99% of the issued and outstanding common stock at the time of conversion. After the expiration of 90 days following the delivery date of any consideration, the Company will have no right of prepayment.

The embedded conversion feature of the convertible debenture was treated as a derivative liability measured at fair value on inception and at each reporting date with the debt component being allocated the residual value of the debt and amortized using the effective interest method to its maturity value.

During the three months ended September 30, 2015, the net proceeds allocated to the derivative liability component was $234,087 with the residual net proceeds of $65,913 allocated to the debt component at inception.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

As of September 30, 2015, $129,000 of the face value of debentures were extinguished by issuing 361,350 shares of common stock of the Company, and $222,141 representing the fair value of the derivative liabilities and the amortized cost of convertible debentures settled was included as additional paid in capital.

As of September 30, 2015, the total amortized value of the outstanding convertible debentures were $154,510 (June 30, 2015 - $94,107) and the total fair value of the outstanding derivative liabilities were $575,790 (June 30, 2015 - $87,821).

During the three month period ended September 30, 2015, a fair value loss on the derivative liability of $56,850 (2014 – $nil) was recognized, of which $51,328 relates to the conversion features associated with the outstanding debentures as of September 30, 2015.  The remainder ($5,522) related to the conversion feature associated with the debentures that were settled and extinguished during the three month period ended September 30, 2015.

As of September 30, 2015, 3,178,276 (June 30, 2015 - 343,177) common shares of the Company would be required to settle the remaining tranches of convertible debt at a weighted average conversion price of $0.33 (June 30, 2015 - $0.26) per common share.

As of September 30, 2015, the face value of convertible debentures is $764,723 (June 30, 2015 - $133,976), which includes accrued interest of $636 (June 30, 2015 - $4,976).

During the three month period ended September 30, 2015, debt discount amortization of $51,640 (2014 - $nil) was recorded as interest expense on the consolidated statement of operations.

The fair value of the derivative financial liability is calculated using the Black-Scholes valuation method at the consolidated balance sheet date.

The following assumptions were used in determining the fair value of the derivative liabilities at inception during the three months ended:

September 30, 2015
Expected life (years)	0.76 – 2.00
Interest rate	0.48 - 0.53%
Volatility	74.19 - 82.99%
Dividend yield	N/A
Estimated forfeitures	N/A

The following assumptions were used in determining the fair value of the derivative financial liabilities as of:

	September 30, 2015	June 30, 2015
Expected life (years)	0.98 – 2.00	0.27
Interest rate	0.41 - 0.46%	0.58%
Volatility	76.55 – 82.99%	65.73%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 10 – LOAN PAYABLE

During the year ended June 30, 2015, the Company entered into a financing arrangement to cover directors’ and officers’ liability insurance for the period December 31, 2014 to December 31, 2015. The amount financed was $72,755, which bears interest at 3.189% annually. Monthly payments of $8,084 were required to settle amounts owing. The balance outstanding as of September 30, 2015 was $nil (June 30, 2015 - $32,335).  As at September 30, 2015, $22,674 (June 30, 2015 – 45,351), representing the unamortized portion of prepaid insurance, is included in prepaid expenses on the consolidated balance sheet.

NOTE 11 - DEFERRED REVENUE

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

The payments have been recorded as deferred revenue, which will be recognized as license fee revenue in the consolidated statements of operations over the life of the ten year contract. During the three month period ended September 30, 2015, $12,500 (fiscal year ended June 30, 2015 - $50,000) has been recognized as revenue.

As of September 30, 2015 and June 30, 2015, the remaining deferred revenue was as follows:

	September 30, 2015	June 30, 2015

Current	$50,000	$50,000
Non-current	358,333	370,833

	$408,333	$420,833

NOTE 12 - SUBSEQUENT EVENT

Subsequent to the three month period ended September 30, 2015 the Company issued 380,000 common shares pursuant to funds received of $114,000, included in subscriptions received at September 30, 2015, for the exercise of 380,000 share purchase warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by Integral Technologies, Inc. (“Integral” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Statements contained herein that are not historical facts are forward-looking statements.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements.  Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, our ability to compete in a highly competitive market, our access to sources of capital, and other risks and uncertainties described in our annual report on Form 10-K for the fiscal year ended  June  30, 2015 as filed with the Securities and Exchange Commission on September 28, 2015, and available at www.sec.gov.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

During the quarter, several steps were taken by the Company to mature certain client relationships and applications while also addressing on-going funding requirements. Earlier in 2015, the Company filed provisional patents associated with its bipolar battery technology and bipolar plate products.  The Company believes the bipolar battery plate provides long-sought breakout weight savings and performance benefits for the lead-acid battery market. The company intends to develop the bipolar battery as an ElectriPlast business unit and will seek partners to fully develop batteries for consumer and industrial consumption.

In Asia, the Company made further progress by introducing another ElectriPlast application to the automotive industry. The Company announced on October 8, 2014 that one of its Asian molding partners, Chang Rim Eng Inc. (“Chang Rim”), had successfully completed its prototype phase for a motor casing targeting the domestic Asia automotive market.. On August 20, 2015, the Company announced with Chan Rim the largest ElectriPlast order in the Company’s history.  During this fiscal quarter, the Company began manufacturing production quantities for delivery to Chang Rim during the second fiscal quarter.

A key priority for the Company is to build and expand the reach of its business development activities, as well as enhance the quality of its internal governance mechanisms.  On July 7, 2015 the Company announced the addition of Jeffrey A. Babka to its Board of Directors and Chairman of the Audit Committee.  Babka is the Chief Financial Officer of NOMi Corporation, an in-store analytics provider.  Prior to his position at NOMi,  Babka served as Chief Financial Officer of Applied Predictive Technologies, a cloud-based predictive analytics company, which was acquired by MasterCard Inc. in May 2015.,

Funding remains a priority for the Company, and during the quarter $874,950 was raised through a combination of stock warrant exercises, subscriptions received, debt and limited new share placements.

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

Of the 117 non-provisional applications filed that have not issued as patents, 9 are currently pending, and 53 are no longer pending.  Integral continues to pursue intellectual property protection through its patent and trademark portfolio while constantly evaluating its filings to judiciously apply resources to our most critical technologies.  Integral has filed 12 Canadian patent applications, 2 of which have issued, with 10 no longer being active.  Integral has filed an International patent application, which published on September 25, 2014, claiming features of the Company’s capsule.  Subsequent to the year end the Company filed national stage applications based on this PCT on September 15, 2015 in Canada, Mexico, Brazil, China, Japan, South Korea, Europe, Malaysia, Saudi Arabia, India, Thailand, Philippines, Singapore and Australia. On August 10, 2015, the Company also filed new US and PCT patent applications for a Bipolar Plate and Method of Making and Using Same.

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

Financial Condition

To date we have recorded nominal revenues. Although the Company has begun to receive some revenue from the sale of material for commercial applications, the Company is devoting substantially all of its efforts to developing the business.  From inception on February 12, 1996 through September 30, 2015, we have accrued an accumulated deficit of approximately $54 million.

As of September 30, 2015, our assets were $375,569, consisting of cash of $252,142, prepaid expense of $56,559, deposit of $2,500 and fixed assets of $64,368.

As of September 30, 2015, current liabilities of $1,396,530 consisting of accounts payable and accruals of $616,230, deferred revenue of $50,000, convertible debentures of $154,510 and derivative liabilities of $575,790. Non-current liabilities consist of deferred revenues of $358,333.

As of September 30, 2015, total stockholders' deficit was $1,379,294.

Results of Operations of the Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014

Our net loss for the three months ended September 30, 2015, was $1,082,385 compared to a net loss of $840,517 for the corresponding period of the prior period representing an increase of $241,868 Significant changes for the three months ended September 30, 2015 compared to the corresponding period of the prior fiscal year have been described as follows:

•	Revenues decreased by $78,082. The decrease is attributed to the Company earning a one-time $75,000 in engineering services associated with the East Penn Manufacturing Co. (Deka) agreement for the corresponding period of the prior fiscal year. The remaining difference relates to revenues associated with sales of ElectriPlast.

Operating expense for the three months ended September 30, 2015, was $1,036,300 compared to operating expense of $928,678 for the corresponding period of the prior fiscal year, an increase of $107,622. Significant changes for the three months ended September 30, 2015 compared to the corresponding period of the prior fiscal year have been described as follows:

•	Consulting fees decreased by $81,421. Consulting fees of $243,364, includes non-cash share obligation for services of $9,720 compared to non-cash share obligation for services of $106,519 in the corresponding period of the prior fiscal year. As described in the notes to the financial statements, the fair value of the share obligations were measured in reference to their market value on the date each series of shares became issuable;
•	Fair value loss on derivative financial liabilities was $56,850 compared to $nil in the corresponding period of the prior fiscal year. During the three month period ending September 30, 2015, the Company used a combination of debt and equity financing to fund operations; whereas, in the corresponding period of the prior fiscal year, the Company did not use debt financing. As described in the notes to the financial statements, the fair value of the derivative liabilities were measured using the Black-Scholes option pricing model.
•	Research and development cost increased by $145,648. The increase is primarily attributable to having a new engineer, a new consultant and obtaining a newly leased premises with manufacturing capabilities. The remaining increase is due to costs incurred to operate and support the manufacturing process by Jasper of our ElectriPlast material, independent testing of several of our ElectriPlast applications.

Interest expense increased by $58,083 for the three months ended September 30, 2015, due to the convertible debt transactions incurred. Included in interest expense is the amortization of the convertible debt discount of $51,640 (2014 - $nil). Remaining change in interest expense is due to minimal fluctuations on interest on the loan that was settled during the current quarter.

For the three month period ended September 30, 2015, our cash used in operating activities was $707,780 compared to $630,732 used during the period of the corresponding fiscal year.  The increase in cash used of $77,048 is primarily associated with management’s focus on accelerating development, sales and commercial acceptance of its ElectriPlast product.

For the three month period ended September 30, 2015, our cash provided by financing activities was $842,615 compared to $619,750 provided in the corresponding period of the prior fiscal year, represented by proceeds of $28,000 from issuance of common stock (2014 - $89,250), proceeds from exercise of warrants $69,000 (2014 - $nil), subscriptions received of $114,000 (2014 - $491,000) and proceeds from convertible debentures of $663,950 (2014 - $nil).  This was offset by repayment of loan of $32,335 (2014 - $nil).

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

There have been no material changes to our critical accounting policies as described in Item 9 of our most recent annual report on Form 10-K for the year ended June 30, 2015, as filed with the Securities and Exchange Commission on September 28, 2014.

Management does not believe that any new accounting pronouncements not yet effective will have any material effect on the Company’s consolidated financial statements if adopted.

Liquidity and Capital Resources

As of September 30, 2015, we had $252,142 in cash on hand, and we estimate that we will require $3.0 million of additional financing to carry out our business plan and to continue to operate during our fiscal year ending June 30, 2016. Accordingly, management believes that until we generate revenues/income from operations (we have none to date), additional funding will be required to carry out our business plan.

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

The Company’s cash usage since inception in 1996 has been funded primarily from proceeds from the issuance of common stock. The Company has issued warrants which have the potential to yield $8,329,953 calculated as 24,980,514 warrants at a weighted average exercise price of $0.33. In the event the stock price rises to certain levels in the future and that some or all of the warrant holders elect to acquire Common Stock shares by exercising their warrants, prior to the expiry date, the Company may raise additional funds from warrant holders. We have no ability to forecast future stock price movements nor are we able to determine how many warrant holder would elect to acquire shares by exercising their warrants.

We are not currently in the manufacturing business. As demand continues to grow and our need to increase capacity, reduce manufacturing costs and to improve margins, we would consider directly entering into the manufacturing business, including the possibility of acquiring existing assets or an operating company to help us accelerate this process, however this will only be possible through additional capital

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As at September 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Our evaluation was based on the criteria for smaller public companies set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), 2013. Based on our evaluation under those criteria, our management concluded that, as of September 30, 2015, our internal control over financial reporting are effective at a reasonable assurance level and are designed to provide reasonable assurance that the controls and procedures will meet their objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended September 30, 2015 the Company completed a private placement amounting to $28,000 for the issuance of 56,000 common shares.

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

Date: November 16, 2015

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