Form 10-Q
period 2015-12-31
INTEGRAL TECHNOLOGIES INC
filed 2016-02-16
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2015.

OR

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 0-28353

INTEGRAL TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0163519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2605 Eastside Park Road Suite 1, Evansville, Indiana 47715
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of January 29, 2016, there were 118,464,513 outstanding shares of the Registrant's Common Stock, $0.001 par value.

INTEGRAL TECHNOLOGIES, INC.
DECEMBER 31, 2015 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Integral Technologies, Inc.
Consolidated Balance Sheets
As of December 31, 2015 (Unaudited) and June 30, 2015 (Audited)

ASSETS	December 31, 2015	June 30, 2015

Current assets:
Cash	$281,569	$117,307
Accounts receivable	5,420	-
Prepaid expenses	41,825	64,541

Total current assets	328,814	181,848

Deposit	2,500	2,500
Property and equipment, net	76,979	65,514

Total Assets	$408,293	$249,862

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$667,049	$405,652
Loan payable	-	32,335
Deferred revenue	50,000	50,000
Convertible debentures	325,538	94,107
Derivative liabilities	640,075	87,821

Total current liabilities	1,682,662	669,915

Non-current liabilities:
Deferred revenue, net of current portion	345,833	370,833

Total non-current liabilities	345,833	370,833

Total Liabilities	2,028,495	1,040,748

Stockholders' Deficit
Preferred stock and paid-in capital in excess of $0.001 par value, 20,000,000 shares authorized, 0 (2015 - 0) issued and outstanding	-	-
Common stock and paid in capital in excess of $0.001 par value, 150,000,000 shares authorized, 118,378,513 (June 30, 2015 - 114,370,094) issued and outstanding	53,089,381	51,753,457
Share subscriptions and obligations to issue shares	302,534	391,974
Accumulated other comprehensive income	46,267	46,267
Accumulated deficit	(55,058,384)	(52,982,584)

Total stockholders' deficit	(1,620,202)	(790,886)

Total Liabilities and Stockholders' Deficit	$408,293	$249,862

The accompanying notes are an integral part of the consolidated financial statements.

Integral Technologies, Inc.
Consolidated Statements of Operations
For the three and six months ended December 31, 2015 and 2014 (Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Revenue	$29,743	$62,000	$42,443	$152,782

Expenses:
Selling, general, and administrative expenses	714,255	985,296	1,510,708	1,798,129
Research and development	162,252	152,617	345,249	268,366

Total expenses	876,507	1,137,913	1,855,957	2,066,495

Fair value gain (loss) on derivative financial liabilities	17,351	(996)	(39,499)	(1,092)
Gain on extinguishment of convertible debenture	-	-	1,927	-
Other income	157	83	183	117
Interest expense	(164,159)	(35,376)	(224,897)	(38,031)

Net Loss	$(993,415)	$(1,112,202)	$(2,075,800)	$(1,952,719)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding	117,022,424	104,154,424	115,613,819	101,806,110

The accompanying notes are an integral part of the consolidated financial statements.

Integral Technologies, Inc.
Consolidated Statements of Cash Flows
For the six months ended December 31, 2015 and 2014 (Unaudited)

	Six Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,075,800)	$(1,952,719)
Items not involving cash
Depreciation	2,291	1,038
Stock issued for consulting services	6,220	348,250
Stock-based compensation	89,792	94,651
Interest on convertible debentures	204,304	29,603
Fair value loss on derivative financial liabilities	39,499	1,092
Gain on extinguishment of convertible debenture	(1,927)	-
Obligation to issue shares for consulting services	18,060	-
Deferred revenues	(25,000)	-
Changes in working capital	278,693	(30,148)
Net cash used in operating activities	(1,463,868)	(1,508,233)
Cash flows from investing activity:
Purchase of property, equipment and intangible assets	(13,756)	(23,789)
Net cash used in investment activity	(13,756)	(23,789)
Cash flows from financing activities:
Repayment of loan	(32,335)	-
Repayment of promissory notes	-	(25,500)
Proceeds from issuance of common stock	28,000	807,297
Proceeds from warrants exercised	882,271	-
Subscriptions received	-	511,000
Proceeds from convertible debentures	763,950	120,000
Net cash provided by financing activities	1,641,886	1,412,797
Increase (decrease) in cash	164,262	(119,225)
Cash, beginning of period	117,307	199,777
Cash, end of period	$281,569	$80,552

The accompanying notes are an integral part of the consolidated financial statements.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

Integral Technologies, Inc. (the “Company” or “Integral”) was incorporated under the laws of the state of Nevada on February 12, 1996 and has recently relocated its head office to Evansville, Indiana, USA. The Company is in the business of researching, developing and commercializing new electrically-conductive resin-based materials called ElectriPlast.

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

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Integral Operating LLC (“Operating”), Integral Vision Systems, Inc. ("IVSI"), Antek Wireless Inc. ("Antek"), Electriplast Corp. (formerly Plastenna, Inc.) (“Electriplast”), and Integral Technologies Asia, Inc. (“Asia”) and its 76.625%-owned subsidiary, Emergent Technologies Corp. ("ETC"), which is currently inactive.  ETC's non-controlling interest balance is immaterial to the financial statements.  All intercompany balances and transactions have been eliminated.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $31,083 and $242,636 for the six months ended December 31, 2015 and 2014, respectively.

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

NOTE 3 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $2,075,800 for the six months ended December 31, 2015 (2014 - $1,952,719), and an accumulated deficit of $55,058,384 (fiscal year ended June 30, 2015 - $52,982,584) and a working capital deficiency of $1,353,848 as of December 31, 2015 (fiscal year ended June 30, 2015 - $488,067).  The Company does not have sufficient revenue-producing activities to fund its expenditure requirements to continue to advance researching, developing and commercializing its conductive plastics technology, ElectriPlast. The Company estimates that, without further funding, it will deplete its cash resources within three months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - STOCKHOLDERS’ DEFICIT

Common stock

During the six months ended December 31, 2015, the Company completed the following private placement:

(i)	Completed a private placement amounting to $28,000 for the issuance of 56,000 shares of common stock at $0.50 per share.

During the six months ended December 31, 2015, the Company issued shares of common stock to settle the following debt:

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

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 4 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock-based compensation

During the six months ended December 31, 2015, the Company recorded stock-based compensation expense with respect to vesting restricted stock of $89,792 (2014 - $94,651) included in selling, general, and administrative expenses.

Stock-based compensation not yet recognized at December 31, 2015 relating to non-vested restricted stock was $286,367, which will be recognized over a period of 2 years.

During the six months ended December 31, 2015 there were no new stock option or restricted grants or modifications.

Stock purchase warrants

The following summarizes information about the Company’s stock purchase warrants outstanding:

	Number of Warrants	Price Per Share	Weighted Average Exercise Price

Balance, June 30, 2015	25,554,938	$0.25 - $0.60	$0.33
Issued	-	-	-
Expired	(4,359,792)	$0.30 - $0.60	$0.33
Cancelled	-	-	-
Exercised	(3,240,569)	$0.30 - $0.50	$0.31

Balance, December 31, 2015	17,954,577	$0.25 - $0.50	$0.34

The following summarizes modifications to share purchase warrants outstanding during the six months ended December 31, 2015:

•	3,313,572 investor warrants expiring October 1, 2015 and exercisable at $0.30 were extended to December 21, 2015;
•	150,000 investor warrants expiring October 1, 2015 and exercisable at $0.30 were extended to March 31, 2016;
•	400,000 investor warrants expiring October 1, 2015 and exercisable at $0.30 were extended to March 31, 2016;
•	955,646 investor warrants expiring October 1, 2015 and exercisable at $0.30 were extended to November 25, 2016;
•	100,000 investor warrants expiring October 1, 2015 and exercisable at $0.50 were extended to March 31, 2016 and re-priced to $0.30;
•	135,294 investor warrants expiring December 1, 2015 and exercisable at $0.30 were extended to March 31, 2016;
•	800,000 investor warrants expiring December 1, 2015 and exercisable at $0.50 were extended to March 31, 2016;
•	112,875 investor warrants expiring December 1, 2015 and exercisable at $0.30 were extended to February 16, 2016;
•	588,236 investor warrants expiring December 1, 2015 and exercisable at $0.30 were extended to November 25, 2016;

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 4 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock purchase warrants (continued)

•	3,313,572 investor warrants expiring December 21, 2015 and exercisable at $0.30 were extended to March 31, 2016;
•	157,000 investor warrants expiring December 31, 2015 and exercisable at $0.30 were extended to November 25, 2016;
•	1,484,050 investor warrants expiring February 16, 2016 and exercisable at $0.30 were extended to March 31, 2016; and
•	466,629 investor warrants expiring February 16, 2016 and exercisable at $0.30 were extended to November 25, 2016;

The modifications of warrants resulted in no additional expense.

Share obligations

Pursuant to a consulting agreement with the CFO dated August 19, 2013, the Company is obligated to pay $5,000 to $12,500 per month based on the number of hours worked and to issue 6,000 shares of common stock per month beginning September 1, 2013.

As of December 31, 2015, no shares have been issued. As such, a total of 168,000 shares of common stock are issuable. The obligation to issue shares of common stock was measured at a weighted average fair value of $0.47 per share on the date each series of shares became issuable. During the six months ended December 31, 2015, $18,060 (2014 - $16,920) was recorded as an obligation to issue shares within equity and as selling, general and administration in the consolidated statements of operations. As of December 31, 2015, a total balance of $78,540 remains as an obligation to issue the shares within equity, as this obligation can only be satisfied in shares of common stock.

NOTE 5 - INCOME TAXES

There are no current or deferred tax expenses for the six months ended December 31, 2015 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion to provide a full valuation allowance for financial reporting purposes.  As of December 31, 2015, the Company had a net operating loss carry-forward of $41,307,000.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six Months Ended December 31, 2015	Six Months Ended December 31, 2014
Changes in working capital
Accounts receivable	$(5,420)	$-
Prepaid expenses	22,716	(55,381)
Other assets	-	(2,500)
Accounts payable and accruals	261,397	27,233
Notes and accounts receivable	-	(4,500)
Deferred revenue and other	-	5,000
	$278,693	$(30,148)

Shares issued for:
Subscriptions received	$-	$511,000
Settlement of debt	6,220	-
Settlement of convertible debenture	222,141	-
Services and financing fees	-	348,250

Supplemental cash flow information:
Interest paid	$13,110	$11,275

NOTE 7 - RELATED PARTY TRANSACTIONS

As of December 31, 2015, $31,000 (June 30, 2015 - $60,480) was included in accounts payable and accruals owed to the Company's executives for outstanding managements fees, consulting fees and business related reimbursements, and are without interest or stated terms of repayment.

NOTE 8 - SEGMENT INFORMATION

The Company operates primarily in one business segment, the development of electronically-conductive resin-based materials, with operations located in the US.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 9 - CONVERTIBLE DEBENTURES

During the six months ended December 31, 2015, the Company had convertible debenture agreements Vis Vires Group, Inc., River North Equity LLC and JMJ Financial summarized as follows:

(a)	Vis Vires Group, Inc.:

•	On July 23, 2015, a total of $165,000 (extinguished) was received, net of $4,000 in legal fees. The convertible debt is due April 27, 2016.
•	On August 20, 2015, a total of $100,000 (extinguished) was received, net of $4,000 in legal fees. The convertible debt is due May 25, 2016;
•	On November 17, 2015, a total of $100,000 was received, net of $4,000 in legal fees. The convertible debt is due August 19, 2016.

The convertible debenture accrues interest of 8% per annum and can be converted into common stock at the option of the holder at any time after 180 days following the date of issuance. The debenture has a conversion price equal to 63% of the market price. Market price is defined as the average of the lowest three trading prices for the Company’s common stock during the ten-day trading period ending one trading day prior to the date of conversion notice with a limitation of 4.99% of the issued and outstanding common stock at the time of conversion. Any amount of principal that is not paid when due bears interest at a rate of 22% per annum.

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

On September 23, 2015, the first two convertible debentures with Vis Vires Group, Inc. were transferred to River North Equity LLC with identical terms with the exception of the maturity date of the note (described below).  The transfer of debt was accounted for as an extinguishment of debt with a gain on extinguishment of $1,927 recognized in the consolidated statement of operations.

The embedded conversion feature of the convertible debenture was treated as a derivative liability measured at fair value on inception and at each reporting date with the debt component being allocated the residual value of the debt and amortized using the effective interest method to its maturity value. Debt issuance costs have been recorded as a reduction to the debt.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)
(a)	Vis Vires Group, Inc. (continued):

During the six months ended December 31, 2015, the total net proceeds allocated to the derivative liability components were $81,636 with the residual net proceeds of $18,364 allocated to the debt components at inception.

(b)	River North Equity LLC

•	On September 23, 2015, a replacement note $273,000 was received in exchange with the two convertible notes with Vis Vires Group, Inc. (described above). The new convertible debt is due September 21, 2016. The terms of this convertible debt are identical to the terms with Vis Vires Group, Inc. (above);
•	On September 24, 2015, a total of $98,950 was received, net of $5,000 in legal fees and $61,050 in Other Issue Discount (“OID”). The convertible debt is due December 31, 2016;

The convertible debenture accrues interest of 8% per annum and can be converted into common stock at the option of the holder at any time after 180 days following the date of issuance. The debenture has a conversion price equal to 63% of the market price. Market price is defined as the average of the lowest trading price for the Company’s common stock during the ten-day trading period ending one trading day prior to the date of conversion notice with a limitation of 9.99% of the issued and outstanding common stock at the time of conversion. Any amount of principal that is not paid when due bears interest at a rate of 18% per annum.

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

The embedded conversion feature of the convertible debenture was treated as a derivative liability measured at fair value on inception and at each reporting date with the debt component being allocated the residual value of the debt and amortized using the effective interest method to its maturity value. Debt issuance costs have been recorded as a reduction to the debt.

During the six months ended December 31, 2015, the total net proceeds allocated to the derivative liability components were $290,375 with the residual net proceeds of $81,575 allocated to the debt components at inception.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

(c)	JMJ Financial

The total amount that may be borrowed with JMJ Financial is $650,000, which includes an upfront OID fee of 8%.

On signing the agreement, the first advance of $300,000 was received by the Company from the lender. At the sole discretion of the lender, additional consideration may be advanced to the Company; however, the Company has the right to reject any of those payments within 24 hours of receipt of payment. Each advance received by the Company is due two years from delivery of payment. As at December 31, 2015, the following amount is payable:

•	On September 30, 2015, received $300,000, net of an upfront fee of $26,087;

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

The embedded conversion feature of the convertible debenture was treated as a derivative liability measured at fair value on inception and at each reporting date with the debt component being allocated the residual value of the debt and amortized using the effective interest method to its maturity value. Debt issuance costs have been recorded as a reduction to the debt.

During the six months ended December 31, 2015, the net proceeds allocated to the derivative liability component was $234,087 with the residual net proceeds of $65,913 allocated to the debt component at inception.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

During the six months ended December 31, 2015, $129,000 of the face value of debentures were extinguished by issuing 361,350 shares of common stock of the Company, and $222,141 representing the fair value of the derivative liabilities and the amortized cost of convertible debentures settled was included as additional paid in capital.

As of December 31, 2015, the total amortized value of the outstanding convertible debentures were $325,538 (June 30, 2015 - $94,107) and the total fair value of the outstanding derivative liabilities were $640,075 (June 30, 2015 - $87,821).

During the six months ended December 31, 2015, a fair value loss on the derivative liability of $39,499 (2014 – $1,092) was recognized, of which $33,977 relates to the conversion features associated with the outstanding debentures as of December 31, 2015.  The remainder ($5,522) related to the conversion feature associated with the debentures that were settled and extinguished during the six months ended December 31, 2015.

As of December 31, 2015, 3,134,070 (June 30, 2015 - 343,177) common shares of the Company would be required to settle the remaining tranches of convertible debt at a weighted average conversion price of $0.28 (June 30, 2015 - $0.26) per common share.

As of December 31, 2015, the face value of convertible debentures is $885,133 (June 30, 2015 - $133,976), which includes accrued interest of $17,046 (June 30, 2015 - $4,976).

During the six months ended December 31, 2015, debt discount amortization of $204,304 (2014 - $nil) was recorded as interest expense on the consolidated statement of operations.

The fair value of the derivative financial liability is calculated using the Black-Scholes valuation method at the consolidated balance sheet date.

The following assumptions were used in determining the fair value of the derivative liabilities at inception during the six months ended:

December 31, 2015
Expected life (years)	0.76 – 2.00
Interest rate	0.48 - 0.60%
Volatility	76.75 – 83.01%
Dividend yield	N/A
Estimated forfeitures	N/A

The following assumptions were used in determining the fair value of the derivative financial liabilities as of:

	December 31, 2015	June 30, 2015
Expected life (years)	0.64 – 1.75	0.27
Interest rate	0.41 - 0.53%	0.58%
Volatility	70.97 – 77.55%	65.73%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 10 – LOAN PAYABLE

During the year ended June 30, 2015, the Company entered into a financing arrangement to cover directors’ and officers’ liability insurance for the period December 31, 2014 to December 31, 2015. The amount financed was $72,755, which bears interest at 3.189% annually. Monthly payments of $8,084 were required to settle amounts owing. The balance outstanding as of December 31, 2015 was $nil (June 30, 2015 - $32,335).  As of December 31, 2015, $nil (June 30, 2015 – $45,351), representing the unamortized portion of prepaid insurance, is included in prepaid expenses on the consolidated balance sheet.

NOTE 11 - DEFERRED REVENUE

On June 21, 2013, the Company signed a ten-year license agreement with Hanwha L&C, of South Korea. The agreement grants Hanwha L&C exclusive rights to sell, distribute and manufacture Integral's patented line of conductive plastics, ElectriPlast, in South Korea, as well as non-exclusive sales and distribution rights to ElectriPlast for Japan, Taiwan and the China markets.

The agreement called for license fees as follows:

•	$250,000 (received) to be paid to the Company within 15 business days; and
•	$250,000 (received) payment to be paid to the Company no later than one year after signing the agreement.

The payments have been recorded as deferred revenue, which will be recognized as license fee revenue in the consolidated statements of operations over the life of the ten-year contract. During the six months ended December 31, 2015, $25,000 (fiscal year ended June 30, 2015 - $50,000) has been recognized as revenue.

As of December 31, 2015 and June 30, 2015, the remaining deferred revenue was as follows:

	December 31, 2015	June 30, 2015

Current	$50,000	$50,000
Non-current	345,833	370,833

	$395,833	$420,833

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to the six months ended December 31, 2015, the following events occurred:

•	On January 28, 2016, the Company entered into a convertible debenture agreement with Vis Vires Group, Inc. A total of $75,000 was received, net of $3,500 in legal fees. The convertible debt is due November 1, 2016, and has identical terms and conditions to current convertible debentures outstanding with Vis Vires Group, Inc. as described in note 9(a);

The two outstanding convertible debt notes with River North LLC (“River North”), consisting of $273,000 issued September 23, 2015 and $165,000 (including debt issuance costs) issued September 24, 2015, were exchanged for new convertible debentures as follows:

(a)	On February 4, 2016, a portion of the $273,000 convertible debenture with River North was transferred to an independent lender. A new note totalling $127,786 was issued representing the original principle of $104,000, accrued interest of $3,100 and an additional $20,686 as consideration for the amending the terms of the convertible debt (debt issuance costs are recorded as a reduction to the debt). The terms of the new convertible debt are as follows:

The maturity date of the new convertible debt is February 1, 2018 and is stated without interest.

As of the effective date of the convertible debt note, the lender may convert all or part of the unpaid principal and accrued interest into common stock at its sole discretion. All balances outstanding have a variable conversion price equal to 63% of the market price. The market price is defined as the lowest five trading prices in the 25 days prior to the conversion date. The lender is limited in its sale of the Company’s common shares to the greater of 15% of the total number of common shares traded in that same week, or $10,000 in dollar volume per week and a limitation of 4.99% of the issued and outstanding common stock at the time of conversion unless the market capitalization of the Company falls below $2,500,000, then the limit will increase to 9.99%.

(b)	On February 5, 2016, the remaining convertible debentures with River North Equity, LLC were transferred to SBI Investments, LLC and an independent lender. The replacement notes were issued with identical terms as described in note 9(b) with the exception of the maturity dates of the notes being extending to February 5, 2017:

The replacement notes with SBI Investment total $273,575, representing transferred principle of $222,667, accrued interest of $6,375 and an additional $44,533 as consideration for amending the terms of the convertible debt (debt issuance costs are recorded as a reduction to the debt);

The replacement notes with the independent lender total $136,787, representing transferred principle of $111,333, accrued interest of $3,187 and an additional $22,267 as consideration for amending the terms of the convertible debt (debt issuance costs are recorded as a reduction to the debt).

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

Various examples of applications for ElectriPlast® where Integral holds patent protection are: batteries, antennas, electronics shielding, lighting/LED circuitry, motors, switch actuators, resistors, medical devices, thermal management, toys and cable connector bodies, among others. We have been working to introduce these new applications and the ElectriPlast® technology on a global scale.

During the quarter, several steps were taken by the Company to mature certain client relationships and applications while also addressing on-going funding requirements. Earlier in 2015, the Company filed provisional patents associated with its bipolar battery technology and bipolar plate products.  The Company believes the bipolar battery plate and associated power storage technology provides long-sought breakout weight savings and performance benefits for the lead-acid battery market. The company intends to develop the power storage technology as an Integral Technologies business unit and will seek partners to fully develop batteries for consumer and industrial consumption.

In Asia, the Company made further progress by introducing another ElectriPlast application to the automotive industry. The Company announced on October 8, 2014 that one of its Asian molding partners, Chang Rim Eng Inc. (“Chang Rim”), had successfully completed its prototype phase for a motor casing targeting the domestic Asia automotive market. On August 20, 2015, the Company announced with Chang Rim the largest ElectriPlast order in the Company’s history.  During this fiscal quarter, the Company began manufacturing production quantities for delivery to Chang Rim during the second fiscal quarter.

A key priority for the Company is to build and expand the reach of its business development activities, as well as enhance the quality of its internal governance mechanisms.  On July 7, 2015 the Company announced the addition of Jeffrey A. Babka (“Babka”) to its Board of Directors and Chairman of the Audit Committee.  Babka is a Venture Partner with Insight Venture Partners, a leading global private equity and venture capital firm.  Prior to his position at Insight Venture Partners, Babka served as Chief Financial Officer at Nomi Corporation, an in-store analytics provider.

Funding remains a priority for the Company, and during the six months ended December 31, 2015, $1,674,221 was raised through a combination of stock warrant exercises, debt and limited new share placements.

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

Financial Condition

To date we have recorded nominal revenues. Although the Company has begun to receive some revenue from the sale of material for commercial applications, the Company is devoting substantially all of its efforts to developing the business.  From inception on February 12, 1996 through December 31, 2015, we have accrued an accumulated deficit of approximately $55 million.

As of December 31, 2015, our assets were $408,293, consisting of cash of $281,569, accounts receivable of $5,420, prepaid expense of $41,825, deposit of $2,500 and fixed assets of $76,979.

As of December 31, 2015, current liabilities of $1,682,662 consisting of accounts payable and accruals of $667,049, deferred revenue of $50,000, convertible debentures of $325,538 and derivative liabilities of $640,075. Non-current liabilities consist of deferred revenues of $345,833.

As of December 31, 2015, total stockholders' deficit was $1,620,202.

Results of Operations of the Three Months Ended December 31, 2015 compared to the Three Months Ended December 31, 2014

Our net loss for the three months ended December 31, 2015, was $993,415 compared to a net loss of $1,112,202 for the corresponding period of the prior period representing a decrease of $118,787 Significant changes for the three months ended December 31, 2015 compared to the corresponding period of the prior fiscal year have been described as follows:

•	Revenues decreased by $32,257. The decrease is attributed to the Company earning a one-time $45,000 in engineering services associated with the East Penn Manufacturing Co. (Deka) agreement for the corresponding period of the prior fiscal year. The remaining difference relates to revenues associated with sales of ElectriPlast.

Operating expense for the three months ended December 31, 2015, was $876,507 compared to operating expense of $1,137,913 for the corresponding period of the prior fiscal year, a decrease of $261,406. Significant changes for the three months ended December 31, 2015 compared to the corresponding period of the prior fiscal year have been described as follows:

•	Consulting fees decreased by $106,266. Consulting fees of $258,991, includes non-cash share obligation for services of $8,340 compared to non-cash share obligation for services of $106,519 in the corresponding period of the prior fiscal year. As described in the notes to the financial statements, the fair value of the share obligations were measured in reference to their market value on the date each series of shares became issuable;
•	Fair value gain (loss) on derivative financial liabilities was $17,351 compared to ($996) in the corresponding period of the prior fiscal year. During the three months ended December 31, 2015, the Company used a combination of debt and equity financing to fund operations; whereas, in the corresponding period of the prior fiscal year, the Company funded operations primarily through equity financings and did not have any debt outstanding at period end. As described in the notes to the financial statements, the fair value of the derivative liabilities were measured using the Black-Scholes option pricing model.
•	Research and development cost increased by $9,635. The increase is primarily attributable to costs incurred to operate and support the manufacturing process by Jasper of our ElectriPlast material, independent testing of several of our ElectriPlast applications.

Interest expense increased by $128,783 for the three months ended December 31, 2015, due to the convertible debt transactions incurred. Included in interest expense is the amortization of the convertible debt discount of $152,663 (2014 - $29,603). Remaining change in interest expense is due to minimal fluctuations on interest on the loan that was settled during the current quarter.

Results of Operations of the Six Months Ended December 31, 2015 compared to the Six Months Ended December 31, 2014

Our net loss for the six months ended December 31, 2015, was $2,075,800 compared to a net loss of $1,952,719 for the corresponding period of the prior period representing an increase of $123,081. Significant changes for the six months ended December 31, 2015 compared to the corresponding period of the prior fiscal year have been described as follows:

•	Revenues decreased by $110,339. The decrease is attributed to the Company earning a one-time $120,000 in engineering services associated with the East Penn Manufacturing Co. (Deka) agreement for the corresponding period of the prior fiscal year. The remaining difference relates to revenues associated with sales of ElectriPlast.

Operating expense for the six months ended December 31, 2015, was $1,855,957 compared to operating expense of $2,066,495 for the corresponding period of the prior fiscal year, a decrease of $210,538. Significant changes for the six months ended December 31, 2015 compared to the corresponding period of the prior fiscal year have been described as follows:

•	Consulting fees decreased by $187,418. Consulting fees of $502,625, includes non-cash share obligation for services of $18,060 compared to non-cash share obligation for services of $240,914 in the corresponding period of the prior fiscal year. As described in the notes to the financial statements, the fair value of the share obligations were measured in reference to their market value on the date each series of shares became issuable;
•	Fair value loss on derivative financial liabilities was $39,499 compared to $1,092 in the corresponding period of the prior fiscal year. During the six months ending December 31, 2015, the Company used a combination of debt and equity financing to fund operations; whereas, in the corresponding period of the prior fiscal year, the Company funded operations primarily through equity financings and did not have any debt outstanding at period end. As described in the notes to the financial statements, the fair value of the derivative liabilities were measured using the Black-Scholes option pricing model.
•	Research and development cost increased by $76,883. The increase is primarily attributable to having a new engineer, a new consultant and obtaining a newly leased premises with manufacturing capabilities. The remaining increase is due to costs incurred to operate and support the manufacturing process by Jasper of our ElectriPlast material, independent testing of several of our ElectriPlast applications.

Interest expense increased by $186,866 for the six months ended December 31, 2015, due to the convertible debt transactions incurred. Included in interest expense is the amortization of the convertible debt discount of $204,304 (2014 - $29,603). Remaining change in interest expense is due to minimal fluctuations on interest on the loan that was settled during the current quarter.

For the six months ended December 31, 2015, our cash used in operating activities was $1,463,868 compared to $1,508,233 used during the period of the corresponding fiscal year reflecting a decrease in cash used of $44,365. Although cash used in operations has reduced, the accounts payable balance has increased. This is primarily due to improved cash management, increase and timing of operating activities at period end and a reduction in the amount of shares issued to settle account balances.

For the six months ended December 31, 2015, our cash provided by financing activities was $1,641,886 compared to $1,412,797 provided in the corresponding period of the prior fiscal year, represented by proceeds of $28,000 from issuance of common stock (2014 - $807,297), proceeds from exercise of warrants $882,271 (2014 - $nil), subscriptions received of $nil (2014 - $511,000) and proceeds from convertible debentures of $763,950 (2014 - $nil).  This was offset by repayment of loan of $32,335 (2014 - $nil).

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

There have been no material changes to our critical accounting policies as described in Item 9 of our most recent annual report on Form 10-K for the year ended June 30, 2015, as filed with the Securities and Exchange Commission on September 28, 2015.

Management does not believe that any new accounting pronouncements not yet effective will have any material effect on the Company’s consolidated financial statements if adopted.

Liquidity and Capital Resources

As of December 31, 2015, we had $281,569 in cash on hand, and we estimate that we will require $3.0 million of additional financing to carry out our business plan and to continue to operate during our fiscal year ending June 30, 2016. Accordingly, management believes that until we generate revenues/income from operations (we have none to date), additional funding will be required to carry out our business plan.

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

The Company’s cash usage since inception in 1996 has been funded primarily from proceeds from the issuance of common stock. The Company has issued warrants which have the potential to yield $6,112,172 calculated as 17,954,577 warrants at a weighted average exercise price of $0.34. In the event the stock price rises to certain levels in the future and that some or all of the warrant holders elect to acquire Common Stock shares by exercising their warrants, prior to the expiry date, the Company may raise additional funds from warrant holders. We have no ability to forecast future stock price movements nor are we able to determine how many warrant holder would elect to acquire shares by exercising their warrants.

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

We had no off-balance sheet arrangements as of December 31, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As at December 31, 2015, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months period ended December 31, 2015 the Company completed a private placement amounting to $28,000 for the issuance of 56,000 common shares.

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

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 - OTHER INFORMATION-SUBSEQUENT EVENTS

On February 11, 2016, the Company’s management and Board unanimously adopted the following: Insider Trading Policy and Ethics Policy. Management and the Board unanimously adopted the following Board Committees:  Audit Committee Charter, Nominating Committee Charter and Compensation Committee Charter.  The company took these actions to improve corporate governance and move in alignment with major stock exchange requirements.  Management and the Board also approved the change of the corporate head office address to 2605 Eastside Park Road Suite 1, Evansville, Indiana 47715.

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

Date: February 16, 2016

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