Form 10-Q
period 2016-03-31
INTEGRAL TECHNOLOGIES INC
filed 2016-05-16
CIK 1018281

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of May 5, 2016, there were 126,422,711 outstanding shares of the Registrant's Common Stock, $0.001 par value.

INTEGRAL TECHNOLOGIES, INC.
MARCH 31, 2016 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Integral Technologies, Inc.
Consolidated Balance Sheets
As of March 31, 2016 (Unaudited) and June 30, 2015 (Audited)

ASSETS	March 31, 2016	June 30, 2015

Current assets:
Cash	$1,167	$117,307
Accounts receivable	7,770	-
Prepaid expenses	116,610	64,541

Total current assets	125,547	181,848

Deposit	2,500	2,500
Property and equipment, net	75,834	65,514

Total Assets	$203,881	$249,862

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$887,175	$405,652
Loans payable	309,895	32,335
Deferred revenue	50,000	50,000
Convertible debentures	106,960	94,107
Derivative liabilities	710,512	87,821

Total current liabilities	2,064,542	669,915

Non-current liabilities:
Deferred revenue, net of current portion	333,333	370,833

Total non-current liabilities	333,333	370,833

Total Liabilities	2,397,875	1,040,748

Stockholders' Deficit
Preferred stock and paid-in capital in excess of $0.001 par value, 20,000,000 shares authorized, 0 (June 30, 2015 - 0) issued and outstanding	-	-
Common stock and paid in capital in excess of $0.001 par value, 150,000,000 shares authorized, 122,243,537 (June 30, 2015 - 114,370,094) issued and outstanding	53,966,820	51,753,457
Share subscriptions and obligations to issue shares	588,096	391,974
Accumulated other comprehensive income	46,267	46,267
Accumulated deficit	(56,795,177)	(52,982,584)

Total stockholders' deficit	(2,193,994)	(790,886)

Total Liabilities and Stockholders' Deficit	$203,881	$249,862

The accompanying notes are an integral part of the consolidated financial statements.

Integral Technologies, Inc.
Consolidated Statements of Operations
For the three and nine months ended March 31, 2016 and 2015 (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Revenue	$15,350	$45,450	$57,793	$198,232

Expenses:
Selling, general, and administrative expenses	717,841	985,349	2,228,549	2,846,378
Research and development	155,379	140,115	500,628	345,581

Total expenses	873,220	1,125,464	2,729,177	3,191,959

Fair value gain (loss) on derivative financial liabilities	(848,208)	12,990	(887,707)	11,994
Gain (loss) on extinguishment of convertible debenture	142,297	(6,557)	144,224	(6,557)
Other income (expense)	4,908	57	5,091	195
Interest expense	(177,920)	(82,444)	(402,817)	(120,592)

Net Loss	$(1,736,793)	$(1,155,968)	$(3,812,593)	$(3,108,687)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding	118,844,465	105,375,238	116,950,725	103,577,157

The accompanying notes are an integral part of the consolidated financial statements.

Integral Technologies, Inc.
Consolidated Statements of Cash Flows
For the nine months ended March 31, 2016 and 2015 (Unaudited)

	Nine Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,812,593)	$(3,108,687)
Items not involving cash
Depreciation	3,436	1,948
Amortization of debt issuance costs	10,230	-
Accrued interest	2,750	-
Stock issued for consulting services	6,220	359,500
Stock-based compensation	134,688	139,636
Interest on convertible debentures	380,577	103,956
Fair value loss (gain) on derivative financial liabilities	887,707	(11,994)
Loss (gain) on extinguishment of convertible debenture	(144,224)	6,557
Obligation to issue shares for consulting services	23,340	33,660
Deferred revenues	(37,500)	(37,500)
Changes in working capital	622,905	(15,200)
Net cash used in operating activities	(1,922,464)	(2,528,124)
Cash flows from investing activity:
Deposit	-	(2,500)
Purchase of property, equipment and intangible assets	(13,756)	(40,947)
Net cash used in investing activities	(13,756)	(43,447)
Cash flows from financing activities:
Proceeds from loans	130,000	-
Repayment of loans	(66,641)	(34,118)
Repayment of promissory notes	-	(24,500)
Proceeds from issuance of common stock	28,000	2,347,380
Proceeds from warrants exercised	889,771	307,607
Proceeds from convertible debentures	838,950	245,000
Repayments of convertible debentures	-	(162,715)
Net cash provided by financing activities	1,820,080	2,678,654
Increase (decrease) in cash	(116,140)	107,083
Cash, beginning of period	117,307	199,777
Cash, end of period	$1,167	$306,860

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

The Company signed a ten year license agreement with Hanwha Advanced Materials Corp. (“Hanwha”), of South Korea.  For license agreements that the Company enters into, revenue is recognized when all four of the following criteria are met: (i) a contract is executed, (ii) the contract price is fixed and determinable, (iii) delivery of the service or products has occurred, and (iv) collectability of the contract amounts is reasonably assured.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $34,802 and $82,171 for the nine months ended March 31, 2016 and 2015, respectively. Advertising expense was $3,719 and $17,052 for the three months ended March 31, 2016 and 2015, respectively.

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

Financial instruments

We have issued financial instruments that contain embedded conversion features that qualify as derivatives and are therefore accounted for as liabilities. The derivative liability is initially recorded at fair value, with gains and losses arising from changes in fair value recognized in the consolidated statements of operations at each period end while such instruments are outstanding. The liability is valued using a Black-Scholes Model.

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

Debt issuance costs

The Company present debt issuance costs as a direct deduction from the carrying value of that debt liability.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments.  This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Company is currently evaluating the impact the adoption of this ASU will have on our financial statements.

NOTE 3 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $3,812,593 for the nine months ended March 31, 2016 (2015 - $3,108,687), and an accumulated deficit of $56,795,177 (fiscal year ended June 30, 2015 - $52,982,584) and a working capital deficiency of $1,938,995 as of March 31, 2016 (fiscal year ended June 30, 2015 - $488,067).  The Company does not have sufficient revenue-producing activities to fund its expenditure requirements to continue to advance researching, developing and commercializing its conductive plastics technology, ElectriPlast. On May 5, 2016, the Company raised $900,000 through a convertible debt issuance which will be used to find operations (note 12). The Company estimates that it will require further equity and debt funding to complete its operational objectives within the next six months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - STOCKHOLDERS’ DEFICIT

Common stock

During the nine months ended March 31, 2016, the Company completed the following private placement:

(i)	Completed a private placement amounting to $28,000 for the issuance of 56,000 shares of common stock at $0.50 per share.

During the nine months ended March 31, 2016, the Company issued shares of common stock to settle the following debt:

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 4 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Common stock (continued)

(i)
Pursuant to a promissory note agreement, the Company issued 13,000 shares of common stock measured at a fair value of $0.48 per share resulting in a total value of $6,220 which was recorded in common stock and paid in capital in excess of par.

(ii)	The Company issued 4,201,374 shares of common stock to settle $1,047,184 of a convertible debt and derivative liability (note 9).

Stock-based compensation

During the nine months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expense with respect to vesting restricted stock of $134,688 and $139,636, respectively. During the three months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expense with respect to vesting restricted stock of $44,896 and $44,896, respectively. Stock-based compensation expense is included in selling, general, and administrative expenses.

Stock-based compensation not yet recognized at March 31, 2016 relating to non-vested restricted stock was $241,471, which will be recognized over a weighted average life of 1.34 years.

During the nine months ended March 31, 2016, there were no new stock option or restricted stock grants or modifications.

Stock purchase warrants

The following summarizes information about the Company’s stock purchase warrants outstanding:

	Number of Warrants	Price Per Share	Weighted Average Exercise Price

Balance, June 30, 2015	25,554,938	$0.25 - $0.60	$0.33
Issued	-	-	-
Expired	(11,033,060)	$0.30 - $0.60	$0.33
Cancelled	-	-	-
Exercised	(3,265,569)	$0.30 - $0.50	$0.31

Balance, March 31, 2016	11,256,309	$0.30 - $0.50	$0.35

The following summarizes modifications to share purchase warrants outstanding during the nine months ended March 31, 2016:

•	3,313,572 investor warrants expiring October 1, 2015 and exercisable at $0.30 were extended to December 21, 2015;
•	150,000 investor warrants expiring October 1, 2015 and exercisable at $0.30 were extended to March 31, 2016;
•	400,000 investor warrants expiring October 1, 2015 and exercisable at $0.30 were extended to March 31, 2016;
•	955,646 investor warrants expiring October 1, 2015 and exercisable at $0.30 were extended to November 25, 2016;
•	100,000 investor warrants expiring October 1, 2015 and exercisable at $0.50 were extended to March 31, 2016 and re-priced to $0.30;

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

As of March 31, 2016, no shares have been issued. As such, a total of 186,000 shares of common stock are issuable. The obligation to issue shares of common stock was measured at a weighted average fair value of $0.45 per share on the date each series of shares became issuable. During the nine months ended March 31, 2016, $23,340 (2015 - $33,660) was recorded as an obligation to issue shares and during the three months ended March 31, 2016, $5,280 (2015 - $11,580) was recorded as an obligation to issue shares within selling, general and administration expense. As of March 31, 2016, a total balance of $83,820 remains as an obligation to issue the shares within equity, as this obligation can only be satisfied in shares of common stock.

During the three months ended March 31, 2016, the Company received conversion notices to issue 950,000 shares of common stock to settle $280,282 of convertible debentures and derivative liabilities (note 9) recorded as an obligation to issue shares within equity. These shares were issued in April 2016.

NOTE 5 - INCOME TAXES

There are no current or deferred tax expenses for the nine months ended March 31, 2016, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion to provide a full valuation allowance for financial reporting purposes.  As of March 31, 2016, the Company had a net operating loss carry-forward of $43,044,000.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine Months Ended March 31, 2016	Nine Months Ended March 31, 2015
Changes in working capital
Accounts receivable	$(7,770)	$-
Prepaid expenses	39,152	39,231
Accounts payable and accruals	591,523	(54,431)
	$622,905	$(15,200)

Shares issued for:
Subscriptions received	$107,500	$158,625
Settlement of debt	-	125,000
Settlement of convertible debenture	1,047,182	-

Debt reduction adjustment on extinguishment (note 9)	348,437	-
Financed prepaid D&O insurance (note 10(a))	91,221	90,705

Supplemental cash flow information:
Interest paid	$14,760	$11,275

NOTE 7 - RELATED PARTY TRANSACTIONS

As of March 31, 2016, $36,000 (June 30, 2015 - $60,480) was included in accounts payable and accruals owed to the Company's executives for outstanding managements fees, consulting fees and business related reimbursements, and are without interest or stated terms of repayment.

NOTE 8 - SEGMENT INFORMATION

The Company operates primarily in one business segment, the development of electronically-conductive resin-based materials, with operations located in the US.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 9 - CONVERTIBLE DEBENTURES

During the nine months ended March 31, 2016, the Company had the following convertible debenture agreements, summarized as follows:

(a)	Vis Vires Group, Inc.:

•	On July 23, 2015, a total of $165,000 (extinguished during the three months ended September 30, 2015) was received, net of $4,000 in legal fees. The convertible debt was due April 27, 2016;
•	On August 20, 2015, a total of $100,000 (extinguished during the three months ended September 30, 2015) was received, net of $4,000 in legal fees. The convertible debt was due May 25, 2016;
•	On November 17, 2015, a total of $100,000 (extinguished during the three months ended March 31, 2016) was received, net of $4,000 in legal fees. The convertible debt was due August 19, 2016; and
•	On January 28, 2016, a total of $75,000 (extinguished during the three months ended March 31, 2016) was received, net of $3,500 in legal fees. The convertible debt was due November 1, 2016.

The convertible debentures accrue interest of 8% per annum and can be converted into common stock at the option of the holder at any time after 180 days following the date of issuance. The debenture has a conversion price equal to 63% of the market price. Market price is defined as the average of the lowest three trading prices for the Company’s common stock during the ten-day trading period ending one trading day prior to the date of conversion notice with a limitation of 4.99% of the issued and outstanding common stock at the time of conversion. Any amount of principal that is not paid when due bears interest at a rate of 22% per annum.

The convertible debentures may be repaid by the Company as follows:

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

After the expiration of the 180 days following the date of issuance of the debentures, the Company will have no right of prepayment.

On September 23, 2015, the first two convertible debentures with Vis Vires Group, Inc. were transferred to River North Equity LLC with identical terms with the exception of the maturity date of the note (note 9(b)).  The transfer of debt was accounted for as an extinguishment of debt with a gain on extinguishment of $1,927 recognized in the consolidated statement of operations.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

(a)	Vis Vires Group, Inc. (continued):

On March 21, 2016, the second two convertible debentures with Vis Vires Group, Inc. were transferred to Vista Capital Investments, LLC with identical terms with the exception of the maturity date of the note and a lower interest rate (note 9(c)).  The transfer of debt was accounted for as an extinguishment of debt with a gain on extinguishment of $67,148 recognized in the consolidated statement of operations during the three months ended March 31, 2016.

The embedded conversion feature of the convertible debentures were treated as derivative liabilities measured at fair value on inception and at each reporting date with the debt component being allocated the residual value of the debt and amortized using the effective interest method to its maturity value. Debt issuance costs have been recorded as a reduction to the debt.

During the nine months ended March 31, 2016, the total net proceeds allocated to the derivative liability components were $136,974 with the residual net proceeds of $38,026 allocated to the debt components at inception.

(b)	River North Equity LLC

•	On September 23, 2015, a replacement note of $273,000 (extinguished during the three months ended March 31, 2016) was received in exchange with the two convertible notes with Vis Vires Group, Inc. (described above). The new convertible debt is due September 21, 2016. The terms of this convertible debt are identical to the terms with Vis Vires Group, Inc. (above);
•	On September 24, 2015, a total of $98,950 (extinguished during the three months ended March 31, 2016) was received, net of $5,000 in legal fees and $61,050 in Other Issue Discount (“OID”). The convertible debt is due December 31, 2016;

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

The convertible debenture may be repaid by the Company as follows:

•	Outstanding principal multiplied by 105% together with accrued interest and unpaid interest thereon if prepaid within a period of 30 days beginning on the date of the Note
•	Outstanding principal multiplied by 110% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 31 days from the date of the Note and ending on the date which is 60 days following the date of the Note
•	Outstanding principal multiplied by 118% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 61 days from the date of the Note and ending on the date which is 90 days following the date of the Note
•	Outstanding principal multiplied by 123% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 91 days from the date of the Note and ending on the date which is 120 days following the date of the Note
•	Outstanding principal multiplied by 130% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 121 days from the date of the Note and ending on the date which is 180 days following the date of the Note

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

(b)	River North Equity LLC (continued)

After the expiration of the 180 days following the date of issuance of the debenture, the Company will have no right of prepayment.

The two outstanding convertible debt notes with River North LLC (described above) were exchanged for new convertible debentures as follows:

(i)	On February 4, 2016, a portion of the $273,000 convertible debenture was transferred to an independent lender. A new note totalling $127,786 was issued representing the original principle of $104,000, accrued interest of $3,100 and an additional $20,686 as consideration for the amending the terms of the convertible debt.

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

(ii)	On February 5, 2016, the remaining convertible debentures were transferred to SBI Investments, LLC and an independent lender. The replacement notes were issued with identical terms as described above with the exception of the maturity dates of the notes being extending to February 5, 2017:

The replacement notes with SBI Investment total $273,575, representing transferred principle of $222,667, accrued interest of $6,375 and an additional $44,533 as consideration for amending the terms of the convertible debt.

The replacement notes with the independent lender total $136,787, representing transferred principle of $111,333, accrued interest of $3,187 and an additional $22,267 as consideration for amending the terms of the convertible debt.

The transfer of their debts were accounted for as an extinguishment of debt with a gain on extinguishment of $75,149 recognized in the consolidated statement of operations during the three months ended March 31, 2016.

The embedded conversion features of the convertible debentures were treated as derivative liabilities measured at fair value on inception and at each reporting date with the debt component being allocated the residual value of the debt and amortized using the effective interest method to its maturity value. Debt issuance costs have been recorded as a reduction to the debt.

During the nine months ended March 31, 2016, the net proceeds of the River North Equity LLC notes allocated to derivative liability components were $290,375 with the residual net proceeds of $81,575 allocated to the debt components at inception. The net proceeds of the new replacement notes allocated to derivative liability components were $508,587 with the residual net proceeds of $29,561 allocated to debt components at inception.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

(c)	Vista Capital Investments, LLC

•	On March 21, 2016, a new note with a principle of $126,000 (inclusive of $8,507 in interest and a premium of $13,493) was received in exchange for the $104,000 convertible note with Vis Vires Group, Inc. (note 9(a)). The new convertible debt is due January 1, 2017; and
•	On March 21, 2016, a new note with a principle of $89,250 (inclusive of $5,858 in interest and a premium of $4,892) was received in exchange for the $78,500 convertible note with Vis Vires Group, Inc. (note 9(a)). The new convertible debt is due January 1, 2017;

The convertible debentures include an up-front interest charge of 5% due at maturity and can be converted into common stock at the option of the holder at any time after date of issuance. The debenture has a conversion price equal to 63% of the market price. Market price is defined as the lowest trading price for the Company’s common stock during the twenty-five day trading period ending one trading day prior to the date of conversion notice with a limitation of 4.99% of the issued and outstanding common stock at the time of conversion unless the market capitalization of the Company falls below $2,500,000, then the limit will increase to 9.99%.

The convertible debentures may be repaid by the Company as follows:

•	Outstanding principal multiplied by 145% together with accrued interest and unpaid interest thereon if prepaid within a period of 150 days beginning on the date of issuance of the note;

After the expiration of the 150 days following the date of issuance of the debentures, the Company will have no right of prepayment.

The embedded conversion feature of the convertible debentures were treated as derivative liabilities measured at fair value on inception and at each reporting date with the debt components being allocated the residual value of the debt and amortized using the effective interest method to its maturity value. Debt issuance costs have been recorded as a reduction to the debt.

During the nine months ended March 31, 2016, the total net proceeds allocated to the derivative liability components were $215,250 with the residual net proceeds of $0 allocated to the debt components at inception.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

(d)	JMJ Financial

The total amount that may be borrowed with JMJ Financial is $650,000, which includes an upfront OID fee of 8%.

On signing the agreement, the first advance of $300,000 was received by the Company from the lender. At the sole discretion of the lender, additional consideration may be advanced to the Company; however, the Company has the right to reject any of those payments within 24 hours of receipt of payment. Each advance received by the Company is due two years from delivery of payment. As at March 31, 2016, the following amount is payable:

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

During the nine months ended March 31, 2016, the net proceeds allocated to the derivative liability component was $234,087 with the residual net proceeds of $65,913 allocated to the debt component at inception.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

During the nine months ended March 31, 2016, $419,641 of the face value of debentures were extinguished by issuing 4,201,374 shares of common stock of the Company, and $1,047,184 representing the fair value of the derivative liabilities and the amortized cost of convertible debentures settled was included as additional paid in capital.

As of March 31, 2016, the total amortized value of the outstanding convertible debentures were $106,960 (June 30, 2015 - $94,107) and the total fair value of the outstanding derivative liabilities were $710,512 (June 30, 2015 - $87,821).

During the nine months ended March 31, 2016, a fair value loss on the derivative liability of $887,707 (2015 - $11,994 gain) was recognized. During the three months ended March 31, 2016, a fair value loss on the derivative liability of $848,208 (2015 – fair value gain of $12,990) was recognized. As of March 31, 2016, $731,532 of the fair value loss relates to the conversion features associated with the outstanding debentures with the remaining $156,175 related to the conversion features associated with the debentures that were settled and extinguished.

As of March 31, 2016, 4,809,087 (June 30, 2015 - 343,177) common shares of the Company would be required to settle the remaining tranches of convertible debt at a weighted average conversion price of $0.12 (June 30, 2015 - $0.26) per common share.

As of March 31, 2016, the face value of convertible debentures is $566,770 (June 30, 2015 - $133,976), which includes accrued interest of $13,884 (June 30, 2015 - $4,976).

During the nine months ended March 31, 2016, debt discount amortization of $380,577 (2015 - $103,956) was recorded as interest expense. During the three months ended March 31, 2016, debt discount amortization of $176,273 (2015 - $74,333) was recorded as interest expense.

The fair value of the derivative financial liability is calculated using the Black-Scholes valuation method at inception and the consolidated balance sheet date.

The following assumptions were used in determining the fair value of the derivative liabilities at inception during the nine months ended:

March 31, 2016
Share price	0.23 – 0.50
Conversion price	0.11 – 0.37
Expected life (years)	0.78 – 2.00
Interest rate	0.42 - 0.63%
Volatility	76.39 – 94.03%
Dividend yield	N/A
Estimated forfeitures	N/A

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

The following assumptions were used in determining the fair value of the derivative financial liabilities as of:

	March 31, 2016	June 30, 2015
Share price	0.25	0.64
Conversion price	0.11 – 0.14	0.39
Expected life (years)	0.76 – 1.85	0.27
Interest rate	0.39 - 0.55%	0.58%
Volatility	92.02 – 108.46%	65.73%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

NOTE 10 – LOANS PAYABLE

During the nine months ended March 31, 2016, the Company entered into the following loan agreements, summarized as follows:

(a)	On Jan 1, 2016, the Company entered into a new financing arrangement to cover directors’ and officers’ liability insurance for the period December 31, 2015 to December 31, 2016. The amount financed was $91,221, which bears interest at 3.189% annually. A down payment on the loan of $18,045 was made at inception of the loan. Monthly payments of $8,084 are required to settle amounts owing. The balance outstanding as of March 31, 2016 was $56,915.

As of March 31, 2016, $68,415 (June 30, 2015 – $45,351), representing the unamortized portion of prepaid insurance, is included in prepaid expenses on the consolidated balance sheet.

(b)	On January 1, 2016, the Company entered into a short term loan agreement with a maturity date of July 1, 2016, for $110,000. A one-time interest charge of 5% or $5,500 is due at maturity of the loan. The loan was entered into to settle marketing fees payable. As of March 31, 2016, the loan balance on the consolidated balance sheet is $112,750, which includes accrued interest of $2,750.

In the event of a default on the loan, the unpaid principal amount together with the interest shall immediately increase by 130% and the lender will have the right to convert the outstanding balance into shares of the Company’s common stock. The outstanding balance will have a variable conversion price equal to 65% of the market price. The market price is defined as the lowest trading price in the 15 days prior to the conversion date. The lender is limited to 4.99% of the issued and outstanding common stock at the time of conversion unless the market capitalization of the Company falls below $2,500,000, then the limit will increase to 9.99%.

The Company is not currently in default of the loan and expects to settle the debt with cash, no consideration for the default conversion feature has been accounted for.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 10 – LOANS PAYABLE (CONTINUED)

(c)	On March 8, 2016, the Company entered into a short term loan agreement with a maturity date of May 8, 2016, for $120,000 net of legal fees of $6,000. A one-time OID fee of $20,000 was applied to the balance at inception of the loan. As of March 31, 2016, the loan balance on the consolidated balance sheet is $127,869 which includes amortization of debt issue costs of $10,230.

In the event of a default on the loan, the unpaid principal amount together with the OID shall bear interest at 22% and the lender will have the right to convert the outstanding balance into shares of the Company’s common stock. The outstanding balance will have a variable conversion price equal to 60% of the market price. The market price is defined as the lowest trading price in the 25 days prior to the conversion date. The lender is limited to 4.99% of the issued and outstanding common stock at the time of conversion unless the market capitalization of the Company falls below $2,500,000, then the limit will increase to 9.99%.

As the Company is not in default of the loan and expects to settle the debt with cash, no consideration for the conversion feature has been accounted for.

(d)	On March 30, 2016, the Company entered into a short term loan agreement with a maturity date of April 4, 2016, for $10,000. A one-time interest charge of $250 was applied to the balance at inception of the loan. This loan was subsequently repaid in cash. As of March 31, 2016, the loan balance on the consolidated balance sheet was $10,000.

NOTE 11 - DEFERRED REVENUE

On June 21, 2013, the Company signed a ten-year license agreement with Hanwha, of South Korea. The agreement grants Hanwha exclusive rights to sell, distribute and manufacture Integral's patented line of conductive plastics, ElectriPlast, in South Korea, as well as non-exclusive sales and distribution rights to ElectriPlast for Japan, Taiwan and the China markets.

The agreement called for license fees as follows:

•	$250,000 (received) to be paid to the Company within 15 business days; and
•	$250,000 (received) payment to be paid to the Company no later than one year after signing the agreement.

The payments have been recorded as deferred revenue, which will be recognized as license fee revenue in the consolidated statements of operations over the life of the ten-year contract. During the nine months ended March 31, 2016, $37,500 (fiscal year ended June 30, 2015 - $50,000) has been recognized as revenue.

As of March 31, 2016 and June 30, 2015, the remaining deferred revenue was as follows:

	March 31, 2016	June 30, 2015

Current	$50,000	$50,000
Non-current	333,333	370,833

	$383,333	$420,833

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to March 31, 2016, the following events occurred:

(a)	On April 4, 2016, the company entered into a convertible debt agreement with Vis Vires Group, Inc. A total of $125,000 was received, net of $3,500 in legal fees. The convertible debenture is due December 29, 2016, and has identical terms and conditions to those as described in note 9(a);

(b)	The Company issued 1,650,000 (of which 750,000 included in obligation to issue shares) common shares to settle face value of convertible debt of $191,125, with JMJ Financial (note 9(d));

(c)	During April 2016, the Company issued 529,174 (of which 200,000 included in obligation to issue shares) common shares to settle face value of convertible debt of $53,622 with an independent lender (note 9(b)(i));

On April 22, 2016, the Company issued 2,000,000 common shares to settle face value of convertible debt of $126,000 with Vista Capital Investments, Inc. (note 9(c));

(d)	On May 5, 2016, the Company entered into a convertible debt agreement with JMJ Financial. A total of $900,000 was received, net of an upfront OID 10% fee of $100,000. The convertible debenture is due May 5, 2017.

No interest will be applied to the principal balance for the first 90 days after cash advance. After the first 90 days, a one-time interest charge of 12% will be immediately applied to the principal.

On delivery of consideration, the lender may convert all or part of the unpaid principal and up-front fee into common stock at its sole discretion. All balances outstanding have a variable conversion price equal to 65% of the market price. The market price is defined as the lowest two trading prices in the 25 days prior to the conversion date. The lender is limited to holding no more than 4.99% of the issued and outstanding common stock at the time of conversion. After the expiration of 120 days following the delivery date of any consideration, the Company will have no right of prepayment without written consent of the lender.

The convertible debenture may be repaid by the Company as follows:

•	Outstanding principal multiplied by 120% together with accrued interest and unpaid interest thereon if prepaid within a period of 90 days beginning on the date of the Note.
•	Outstanding principal multiplied by 140% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 91 days from the date of the Note and ending on the date which is 180 days following the date of the Note.

Pursuant to the terms of the financing, the Company is required to use a portion of the proceeds to settle all outstanding convertible debentures with other lenders.

In addition to the convertible debt, the Company issued 1,250,000 share purchase warrants with an expiry date of May 5, 2018. The exercise price of the warrants will be the lessor of $0.20 per share, the lowest trade price in the 10 days previous to exercise or the adjusted price.

At any time while the warrants are outstanding, any subsequent sale of shares of common stock, or any agreement whereby the holder may acquire common stock at an effective exercise price per share less than the warrant exercise price in effect, the exercise price of these warrants will automatically adjust to this new lower exercise price. Further, these warrants are cashless and the number of shares received will be equivalent to the gain between the market price of shares at the time of exercise and the exercise price of warrant.

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

During the quarter ended March 31, 2016, several steps were taken by the Company to mature certain client relationships and applications while also addressing on-going funding requirements. The Company signed a global Reseller and Marketing Agreement with a leading nickel-plating carbon fiber manufacturer dated March 1, 2016. The agreement provides exclusivity for certain major customer(s) with a provision for expanding the exclusivity rights to the Company. Nickel-plated carbon fiber is a key conductive material in the making of ElectriPlast® and the Company will pursue other opportunities that strengthens its relationship with key suppliers.  Earlier in 2015, the Company filed non-provisional patents associated with its bipolar battery technology and bipolar plate products.  The Company believes the bipolar battery plate and associated power storage technology provides long-sought breakout weight savings and performance benefits for the lead-acid battery market. The company intends to develop the power storage technology as an Integral Technologies business unit and will seek partners to fully develop batteries for consumer and industrial consumption.  The first prototype battery utilizing the ElectriPlast bipolar technology was produced in 2015.  The battery was produced by Advanced Battery Concepts.   Based on the initial prototype and a series of discussion during the quarter, the Company announced on April 26, 2016 a Joint Technology Assessment Program with Advanced Battery Concepts, an industry leader in large format bi-polar battery design and manufacture.

Companies continue to incorporate ElectriPlast in their on-going product development evaluations.  On March 30, 2016, the Company announced that LeddarTech includes ElectriPlast material to produce lens barrels in its latest release of its LeddarOne Sensing Module, a compact and low-cost lidar that provides valuable presence detection and distance measurement capabilities to a wide range of finished products.  In the announcement, LeddarTech highlighted the superior qualities of ElectriPlast in the key areas of weight-reduction, cost, and robustness in the demanding environment of drone aircraft.

In Asia, the Company, through its newly signed reseller agreement, provided conductive material containing nickel-plated carbon fiber material to Hanwha Advanced Materials Corp.for prototype development for a major auto manufacturer based in Asia that is developing six (6) new applications. The Company continues to support Chang Rim Eng Inc. (“Chang Rim”) as it readies to commercialize ElectriPlast® in South Korea. The Company announced on October 8, 2014 that Chang Rim had successfully completed its prototype phase for a motor casing targeting the domestic Asia automotive market. On August 20, 2015, the Company announced with Chang Rim the largest ElectriPlast order in the Company’s history.  The company continues to make progress in shielding in the electric vehicle market.  During the quarter, the Company provided ElectriPlast material and applications support to a Tier 1 company for finalizing an application for an electric vehicle. The company has been approved as a supplier for the domestic Tier 1 for the purpose of supplying ElectriPlast for a specific electric vehicle platform expected to go into production in 2016.  The company expects initial commercial orders to be produced in the second half of 2016.

In January the Company and a Tier 1 partner reached a technical milestone when its wire shielding application currently under development obtained the highest shielding effectiveness to date. The Company believes the level of shielding effectiveness validates the commercial viability of the technology. The companies have completed subsequent trials and continue to work towards commercialization for an effective alternative in replacing the more-costly metal, braided shielding.

The Company entered into a term sheet dated April 19, 2015 with a conductive plastics compounder (the “Compounder”) for the purpose of acquiring all the assets of the Compounder, with the Compounder remaining a separate entity. The Compounder is a niche supplier with an international customer base. The Company’s strategic interest in the Compounder is its equipment and expertise in conductive material compounding, as well as its customer base. The term sheet contemplated that upon the closing, all sales and marketing would be performed by the Company, and the Compounder would become the sole manufacturer for the Company. In October 2015, the founder and majority shareholder of the Compounder died from an accident before the transaction could be completed. Due to the complexity of the deceased’s estate an executor has not been identified and the final disposition of the Compounder is unclear. Subsequently, all manufacturing employees left the Compounder and its customers turned to other suppliers.

In March 2016, the Company contacted one of the Compounder’s major customers and was able to negotiate a new order for the Compounder. The Company was able to contact several former manufacturing employees of the Compounder who will make the material for the order this one time. The Company anticipates that the material will be shipped in May 2016. The Company is exploring all its options as it relates to the Compounder, however, a final business conclusion remains unclear.

On November 16, 2015, the Company entered into an oral understanding with a global manufacturing company (the “Licensee”) regarding certain exclusive and non-exclusive licensing rights to the Company’s existing ElectriPlast technology. The oral understanding agreed upon between the parties included various business terms involving the licensing of the Company’s technology, including, but not limited to, license fees, the scope of the license, the territory of the license and ownership of any products. After this oral understanding was reached between the parties, the Company received documentation from the Licensee which it believes did not accurately reflect the business terms which had previously been agreed to. The Company is currently working with the Licensee to work though the discrepancies in the business terms that were previously agreed to so definitive documentation can be executed between the parties. The closing of the transactions contemplated by the proposed arrangement is subject to, among other things, approval of the board of directors of both parties and execution of definitive documentation. The Company anticipates that the transactions contemplated by this arrangement will be consummated prior to the end of Company’s fiscal year ended June 30, 2016; however, there can be no assurance that the transactions described above will ever be consummated.

A key priority for the Company is to build and expand the reach of its business development activities, as well as enhance the quality of its internal governance mechanisms.  On January 13, 2016 the Company announced the addition of Douglas R. Mathias (“Mathias”) to its Board of Directors.  Mathias is the President and CEO of Jasper Rubber, which specializes in the mixing and manufacture of Rubber, TPE, and Plastic components for the Filtration, Automotive, and Appliance Industries.  Concurrently, William Ince resigned from the Board.

Funding remains a priority for the Company, and during the nine months ended March 31, 2016, $1,820,080 was raised through a combination of stock warrant exercises, debt and limited new share placements, net of loan repayments.

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

Financial Condition

To date we have recorded nominal revenues. Although the Company has begun to receive some revenue from the sale of material for commercial applications, the Company is devoting substantially all of its efforts to developing the business.  From inception on February 12, 1996 through March 31, 2016, we have accrued an accumulated deficit of approximately $57 million.

As of March 31, 2016, our assets were $203,881, consisting of cash of $1,167, accounts receivable of $7,770, prepaid expense of $116,610, deposit of $2,500 and fixed assets of $75,834.

As of March 31, 2016, current liabilities of $2,064,542 consisting of accounts payable and accruals of $887,175, loans payable of $309,895, deferred revenue of $50,000, convertible debentures of $106,960 and derivative liabilities of $710,512. Non-current liabilities consist of deferred revenues of $333,333.

As of March 31, 2016, total stockholders' deficit was $2,193,994.

Results of Operations of the Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

Our net loss for the three months ended March 31, 2016, was $1,736,793 compared to a net loss of $1,155,968 for the corresponding period of the prior period representing an increase of $580,825. Significant changes for the three months ended March 31, 2016, compared to the corresponding period of the prior fiscal year have been described as follows:

•	Revenues decreased by $30,100. The decrease is attributed to the Company earning a one-time $45,000 in engineering services associated with the East Penn Manufacturing Co. (Deka) agreement for the corresponding period of the prior fiscal year. The remaining difference relates to revenues associated with sales of ElectriPlast in the current period.

Operating expense for the three months ended March 31, 2016, was $873,220 compared to operating expense of $1,125,464 for the corresponding period of the prior fiscal year, a decrease of $252,244. Significant changes for the three months ended March 31, 2016, compared to the corresponding period of the prior fiscal year have been described as follows:

•	Consulting fees decreased by $419,963. Consulting fees of $195,280, includes non-cash share obligation for services of $5,280 compared to non-cash shares issued for services of $6,750 and obligation to issue shares of $11,580 in the corresponding period of the prior fiscal year. The decrease is due to implementing cost saving strategies and reduction in use of external consultants. As described in the notes to the financial statements, the fair value of the share obligations were measured in reference to their market value on the date each series of shares became issuable;

Significant changes for other income and expenses for the three months ended March 31, 2016, compared to the corresponding period of the prior fiscal year have been described as follows:

•	Fair value loss on derivative financial liabilities was $848,208 compared to a gain of $12,990 in the corresponding period of the prior fiscal year. During the three months ending March 31, 2016, the Company primarily used debt and equity financing to fund operations; whereas, in the corresponding period of the prior fiscal year, the Company primarily funded operations through equity financings and did not have a significant amount debt outstanding at period end. As described in the notes to the financial statements, the fair value of the derivative liabilities were measured using the Black-Scholes option pricing model.

•	Gain on extinguishment of convertible debenture was $142,297 compared to a loss of $6,557 in the corresponding period of the prior fiscal year. During the three months ended March 31, 2016, the Company transferred its convertible debt to new lenders for more favorable terms resulting in gains on these extinguishments being recognized. In the prior year, the Company settled a convertible debt in cash resulting in a loss on early extinguishment.
•	Interest expense increased by $95,476 for the three months ended March 31, 2016, due to the increase in convertible debt transactions incurred. Included in interest expense is the amortization of the convertible debt discount of $176,273 (2015 - $74,353). Remaining change in interest expense is due to minimal fluctuations on interest on the loan that were entered into during the current quarter.

Results of Operations of the Nine Months Ended March 31, 2016 compared to the Nine Months Ended March 31, 2015

Our net loss for the nine months ended March 31, 2016, was $3,812,593 compared to a net loss of $3,108,687 for the corresponding period of the prior period representing an increase of $703,906. Significant changes for the nine months ended March 31, 2016, compared to the corresponding period of the prior fiscal year have been described as follows:

•	Revenues decreased by $140,439. The decrease is attributed to the Company earning a one-time $150,000 in engineering services associated with the East Penn Manufacturing Co. (Deka) agreement for the corresponding period of the prior fiscal year. The remaining difference relates to revenues associated with sales of ElectriPlast.

Operating expense for the nine months ended March 31, 2016, was $2,729,177 compared to operating expense of $3,191,959 for the corresponding period of the prior fiscal year, a decrease of $462,782. Significant changes for the nine months ended March 31, 2016, compared to the corresponding period of the prior fiscal year have been described as follows:

•	Consulting fees decreased by $588,304. Consulting fees of $697,905, includes non-cash share obligation for services of $23,340 and shares issued for consulting services of $6,220 compared to non-cash share obligation for services of $33,660 and shares issued for consulting services of $359,500 in the corresponding period of the prior fiscal year. The remaining difference is due to implementing cost saving strategies and reduction in use of external consultants. As described in the notes to the financial statements, the fair value of the share obligations were measured in reference to their market value on the date each series of shares became issuable;
•	Research and development cost increased by $155,047. The increase is primarily attributable to having a new engineer, a new consultant and obtaining newly leased premises with manufacturing capabilities who began with the Company partway through the prior year. The remaining increase is due to costs incurred to operate and support the manufacturing process by Jasper of our ElectriPlast material, independent testing of several of our ElectriPlast applications.

Significant changes for other income and expenses for the nine months ended March 31, 2016, compared to the corresponding period of the prior fiscal year have been described as follows:

•	Fair value loss on derivative financial liabilities was $887,707 compared to a gain of $11,994 in the corresponding period of the prior fiscal year. During the nine months ending March 31, 2016, the Company primarily used debt and equity financing to fund operations; whereas, in the corresponding period of the prior fiscal year, the Company primarily funded operations through equity financings and did not have a significant amount debt outstanding at period end. As described in the notes to the financial statements, the fair value of the derivative liabilities were measured using the Black-Scholes option pricing model.
•	Gain on extinguishment of convertible debenture was $144,224 compared to a loss of $6,557 in the corresponding period of the prior fiscal year. During the nine months ended March 31, 2016, the Company transferred its convertible debt to new lenders for more favorable terms resulting in gains on these extinguishments being recognized. In the prior year, the Company extinguished one convertible debenture with cash resulting in a small loss on early settlement.
•	Interest expense increased by $282,225 for the nine months ended March 31, 2016, due to the convertible debt transactions incurred. Included in interest expense is the amortization of the convertible debt discount of $380,577 (2015 - $103,956). Remaining change in interest expense is due to minimal fluctuations on interest on new loans that were entered into during the current quarter.

For the nine months ended March 31, 2016, our cash used in operating activities was $1,922,464 compared to $2,528,124 used during the period of the corresponding fiscal year reflecting a decrease in cash used of $605,660. Although cash used in operations has declined, the accounts payable balance has increased. This is primarily due to improved cash management, an increase in the level and timing of operating activities at period end and a reduction in the amount of shares issued to settle account balances.

For the nine months ended March 31, 2016, our cash provided by financing activities was $1,820,080 compared to $2,678,654 provided in the corresponding period of the prior fiscal year, represented by proceeds from loans of 130,000 (2015 - $0), proceeds of $28,000 from issuance of common stock (2015 - $2,347,380), proceeds from exercise of warrants $889,771 (2015 - $307,607) and proceeds from convertible debentures of $838,950 (2015 - $245,000).  This was offset by repayment of loans of $66,641 (2015 - $34,118) and repayments of convertible debentures of $0 (2015 - $162,715).

Critical Accounting Policies and Estimates

Revenue recognition

The Company signed a ten year license agreement with Hanwha Advanced Materials Corp., of South Korea. For license agreements that the Company enters into, revenue is recognized when all four of the following criteria are met: (i) a contract is executed, (ii) the contract price is fixed and determinable, (iii) delivery of the service or products has occurred, and (iv) collectability of the contract amounts is reasonably assured.

The Company’s license agreements can provide for upfront license fees, maintenance payments, and/or substantive milestone payments. In accordance with revenue recognition guidance, the Company identifies all of the deliverables at the inception of the agreement. License fees, which are nonrefundable fees, will be evaluated for standalone value to the licensor and may be recognized upon delivery pursuant to terms of the agreement. Upfront nonrefundable fees associated with license and development agreements where the Company has continuing involvement that does not meet the requirement of a separate deliverable are recorded as deferred revenue and recognized over the estimated service period.  The Company may also enter into agreements to provide engineering services.  The Company recognizes revenue from engineering services as the service has been performed and amounts are probable of collection.

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

Liquidity and Capital Resources

As of March 31, 2016, we had $1,167 in cash on hand, and we estimate that we will require approximately $3 million of additional financing to carry out our business plan and to continue to operate during the next four quarters. Accordingly, management believes that until we generate revenues/income from operations (we have minimal to date), additional funding will be required to carry out our business plan.

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

The Company’s cash usage since inception in 1996 has been funded primarily from proceeds from the issuance of common stock. The Company has issued warrants which have the potential to yield $3,939,708 calculated as 11,256,309 warrants at a weighted average exercise price of $0.35. In the event the stock price rises to certain levels in the future and that some or all of the warrant holders elect to acquire Common Stock shares by exercising their warrants, prior to the expiry date, the Company may raise additional funds from warrant holders. We have no ability to forecast future stock price movements nor are we able to determine how many warrant holder would elect to acquire shares by exercising their warrants.

We are not currently in the manufacturing business. As demand continues to grow and our need to increase capacity, reduce manufacturing costs and to improve margins, we would consider directly entering into the manufacturing business, including the possibility of acquiring existing assets or an operating company to help us accelerate this process. However, this will only be possible if we obtain additional capital.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended March 31, 2016 the Company completed a private placement amounting to $28,000 for the issuance of 56,000 common shares.

The securities sold were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering. Each investor is an "accredited investor" as such term is defined in Regulation D promulgated under the Securities Act.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 - OTHER INFORMATION

Convertible Debt Agreement
On May 5, 2016, the Company entered into a convertible debt agreement with JMJ Financial. A total of $900,000 was received, net of an upfront OID 10% fee of $100,000. The convertible debenture is due May 5, 2017.

No interest will be applied to the principal balance for the first 90 days after cash advance. After the first 90 days, a one-time interest charge of 12% will be immediately applied to the principal.

On delivery of consideration, the lender may convert all or part of the unpaid principal and up-front fee into common stock at its sole discretion. All balances outstanding have a variable conversion price equal to 65% of the market price. The market price is defined as the lowest two trading prices in the 25 days prior to the conversion date. The lender is limited to holding no more than 4.99% of the issued and outstanding common stock at the time of conversion. After the expiration of 120 days following the delivery date of any consideration, the Company will have no right of prepayment without written consent of the lender.

The convertible debenture may be repaid by the Company as follows:

•	Outstanding principal multiplied by 120% together with accrued interest and unpaid interest thereon if prepaid within a period of 90 days beginning on the date of the Note.
•	Outstanding principal multiplied by 140% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 91 days from the date of the Note and ending on the date which is 180 days following the date of the Note.

Pursuant to the terms of the financing, the Company is required to use a portion of the proceeds to settle all outstanding convertible debentures with other lenders.

In addition to the convertible debt, the Company issued 1,250,000 share purchase warrants with an expiry date of May 5, 2018. The exercise price of the warrants will be the lessor of $0.20 per share, the lowest trade price in the 10 days previous to exercise or the adjusted price.

At any time while the warrants are outstanding, any subsequent sale of shares of common stock, or any agreement whereby the holder may acquire common stock at an effective exercise price per share less than the warrant exercise price in effect, the exercise price of these warrants will automatically adjust to this new lower exercise price. Further, these warrants are cashless and the number of shares received will be equivalent to the gain between the market price of shares at the time of exercise and the exercise price of warrant.

Advanced Battery Concepts
Based on the initial prototype and a series of discussion during the quarter, the Company announced on April 26, 2016 a Joint Technology Assessment Program with Advanced Battery Concepts, an industry leader in large format bi-polar battery design and manufacture.

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

Date: May 16, 2016

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