Form 10-K
period 2016-06-30
INTEGRAL TECHNOLOGIES INC
filed 2017-01-17
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from: ______________ to ______________

Commission file number:0-28353

INTEGRAL TECHNOLOGIES, INC.

(Name of small business issuer as specified in its charter)

Nevada	98-0163519
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2605 Eastside Park Road Suite 1, Evansville, Indiana	47715
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (812) 550-1770

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2015 (based on an average of the bid and ask prices of approximately $0.44) was approximately $52,086,546.

The number of shares of the issuer’s common stock, $.001 par value, outstanding as of January 6, 2017, was 140,667,603 shares.

PART I

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS
THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO
DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

Readers of this document, and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. Forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward looking statements since there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K for the year ended June 30, 2016, as filed with the Securities and Exchange Commission include, but are not limited to, (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of Integral Technologies, Inc. or our management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our company or our business.

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

In particular, our business model calls for collaborating with leading resin and fiber suppliers, manufacturers, and technology innovators to manufacture ElectriPlast®, and develop new product applications for ElectriPlast® . We anticipate that these relationships will lead to greater market penetration and adoption for our products. In view of these goals, we have recently formed relationships with BASF, Chang Rim Eng Inc., Delphi Automotive PLC, Advanced Battery Concepts, The Ultimate Battery Co., LeddarTech, TheMix Plastics, Inc., and Hanwha, and believe that we now have several key global relationships to help us expand our operations both domestically and internationally.

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

To expedite the commercialization and monetization of the battery technology, the company may consider investment or acquire other battery companies, sell all or part of the plate technology business unit, and / or merge the business unit with another company.  The first prototype battery utilizing the ElectriPlast bipolar technology was produced in 2015.  The battery was produced with the assistance of Advanced Battery Concepts.   Based on the initial prototype and a series of discussion during the quarter, the Company announced on April 26, 2016 a Joint Technology Assessment Program with Advanced Battery Concepts, an industry leader in large format bi-polar battery design and manufacture.

In Asia, the Company, through its newly signed reseller agreement, provided conductive material containing nickel-plated carbon fiber material to Hanwha for prototype development for a major auto manufacturer based in Asia that is developing six (6) new applications. The Company continues to support Chang Rim Eng Inc. (“Chang Rim”) as it readies to commercialize ElectriPlast® in South Korea. The Company announced on October 8, 2014 that Chang Rim had successfully completed its prototype phase for a motor casing targeting the domestic Asia automotive market. On August 20, 2015, the Company announced with Chang Rim the largest ElectriPlast order in the Company’s history.  The company continues to make progress in shielding in the electric vehicle market.  During the quarter, the Company provided ElectriPlast material and applications support to a Tier 1 company for finalizing an application for an electric vehicle. The company has been approved as a supplier for the domestic Tier 1 for the purpose of supplying ElectriPlast for a specific electric vehicle platform expected to go into production in 2017.  The company expects initial commercial orders to be produced in the second half of 2017.

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

In January 2016, the Company and a Tier 1 partner reached a technical milestone when its wire shielding application currently under development obtained the highest shielding effectiveness to date. The Company believes the level of shielding effectiveness validates the commercial viability of the technology. The companies have completed subsequent trials and continue to work towards commercialization for an effective alternative in replacing the more-costly metal, braided shielding.

The Company entered into a term sheet dated April 19, 2015 with a conductive plastics compounder (the “Compounder”) for the purpose of acquiring all the assets of the Compounder, with the Compounder remaining a separate entity. The Compounder is a niche supplier with an international customer base. The Company’s strategic interest in the Compounder is its equipment and expertise in conductive material compounding, as well as its customer base. The term sheet contemplated that upon the closing, all sales and marketing would be performed by the Company, and the Compounder would become the sole manufacturer for the Company. In October 2015, the founder and majority shareholder of the Compounder died from an accident before the transaction could be completed. A Special Administrator has been assigned to the deceased’s estate but the final disposition of the Compounder is unclear. Subsequently, all manufacturing employees left the Compounder and its customers turned to other suppliers.

During 3rd and 4th quarter, the Company was able to make product for the Compounder through a combination of using former employees of the Compounder as well as the Company’s own staff.  Also during the year, the Compounder’s landlord filed a “Pay or Leave” eviction notice to the Compounder for unpaid rent, which remains unsettled. The landlord also acquired all the manufacturing equipment and inventory used by the Compounder owned by a third party. The Company is in the process of acquiring all the landlord’s rights to the equipment and inventory, and if successful, plans to relocate the equipment and inventory to its Evansville manufacturing location.

On November 16, 2015, the Company entered into an oral understanding with a global manufacturing company (the “Licensee”) regarding certain exclusive and non-exclusive licensing rights to the Company’s existing ElectriPlast technology. The oral understanding agreed upon between the parties included various business terms involving the licensing of the Company’s technology, including, but not limited to, license fees, the scope of the license, the territory of the license and ownership of any products. After this oral understanding was reached between the parties, the Company received documentation from the Licensee which it believes did not accurately reflect the business terms which had previously been agreed to. The Company is currently working with the Licensee to work though the discrepancies in the business terms that were previously agreed to so definitive documentation can be executed between the parties. The closing of the transactions contemplated by the proposed arrangement is subject to, among other things, approval of the board of directors of both parties and execution of definitive documentation. Both companies remain interested in completing the transactions contemplated by this arrangement will be consummated prior to the end of the year; however, there can be no assurance that the transactions described above will ever be consummated.

A key priority for the Company is to build and expand the reach of its business development activities, as well as enhance the quality of its internal governance mechanisms.  On July 7, 2016 the Company announced the addition of Jeffrey A. Babka to its Board of Directors and Chairman of the Audit Committee.  Babka is a Venture Partner at Insight Venture Partners (“Insight”). Prior to his position at Insight, Babka served as Chief Financial Officer of NOMi Corporation, an in-store analytics provider.  Prior to NOMi, Babka served as Chief Financial Officer of Applied Predictive Technologies, a cloud-based predictive analytics company, which was acquired by MasterCard Inc. in May 2015.

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

ElectriPlast® is a patented non-corrosive, durable, conductive plastic pellet that replaces the metallic component currently used for shielding and conductive devices, thus creating applications never before possible and with a 40-60% weight reduction. ElectriPlast's® intellectual property rights and 55 issued patents, of which 51 of those patents not yet expired, and 10 pending applications cover both the material and its applications.

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

Hanwha Advanced Materials is part of the Hanwha Group of Companies that collectively form one of the largest conglomerates in South Korea. Headquartered in Seoul, Hanwha Group of Companies’ businesses include chemicals, munitions, plastics and similar materials for aerospace, automotive and consumer goods industries, as well as solar, pharmaceuticals, financial services, renewable energy, manufacturing and construction. Hanwha Group is on Forbes’ list of Top Global Companies.

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

Product Manufacturing and Distribution

We are currently in limited manufacturing associated with the compounded product catalog and ElectriPlast pellets for domestic and international customers. As demand continues to grow and our need to increase capacity, reduce manufacturing costs and to improve margins, we would consider either more direct investment into the manufacturing business or adding one or more foundry partners, including the possibility of acquiring existing assets or an operating company to help us accelerate this process. We have entered into a non-exclusive manufacturing agreement with Jasper Rubber and Nova Polymers, discussed herein, which provide for Jasper and Nova to manufacture ElectriPlast® for us.

In March 2016, the Company contacted a customer of the Compounder, who consumes conductive plastics manufactured in a compounding process, and was able to negotiate a new order for the Compounder. The Company, through a combination of using former employees of the Compounder as well as the Company’s own staff, was able to make the material for the order, as well as other subsequent orders for other customers. Also during the year, the Compounder’s landlord filed a “Pay or Leave” eviction notice to the Compounder for unpaid rent, which remains unsettled. The landlord also acquired all the manufacturing equipment and inventory used by the Compounder owned by a third party. The Company is in the process of acquiring all the landlord’s rights to the equipment and inventory, and if successful, plans to relocate the equipment and inventory to its Evansville manufacturing location.

Working with Jasper and Nova, we have refined the manufacturing and molding process of ElectriPlast®. The relocation of the current manufacturing from the Jasper Rubber Products facility to Nova Polymers began in the fall of 2014, and was completed early in early 2015.   In addition to relocating the line, additional capacity was added by dedicating existing Nova fixed assets to the ElectriPlast process which will increase capacity by ten times when fully implemented.  Nova was selected because they provide the necessary infrastructure for scaling manufacturing capacity to meet the expected growth in customer volumes through 2020 and beyond.

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

Joint Technology Assessment Program Agreement with Advanced Battery Concepts

In April 2016, the Company executed a Joint Technology Assessment Program(JTAP) with Advanced Battery Concepts, an industry leader in large format bi-polar battery design and manufacture.  The JTAP calls for jointly assessing and implementing the ElectriPlast bi-polar battery plates for use in lead acid bi-polar batteries.  The JTAP has successfully produced over 100 plates that will be used for the manufacture of lead acid bi-polar batteries.

Global Reseller and Marketing Agreement

The Company signed a global Reseller and Marketing Agreement with a leading nickel-plating carbon fiber manufacturer dated March 1, 2016. The agreement provides exclusivity for certain major customer(s) with a provision for expanding the exclusivity rights to the Company. Nickel-plated carbon fiber is a key conductive material in the making of ElectriPlast® and the Company will pursue other opportunities that strengthens its relationship with key suppliers.  To date, the reseller agreement has generated low quantity sales, primarily in South Korea.

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

Co-Development Agreement with Delphi Automotive PLC

 In June of 2013, we entered into a co-development agreement with Delphi Automotive PLC to jointly develop wire and cable insulation applications using ElectriPlast® conductive resin technology. Integral and Delphi will focus their joint development efforts on replacing the copper braiding in wire and cable applications with the lighter and more cost effective plastic hybrid material ElectriPlast®. The resulting applications are expected to be lighter, less costly to manufacture and substantially easier to install. Delphi Automotive PLC is a leading global supplier of electronics and technologies for automotive, commercial vehicle and other market segments. Operating major technical centers, manufacturing sites and customer support facilities in 32 countries, Delphi delivers real-world innovations that make products smarter and safer as well as more powerful and efficient.  The agreement is still ongoing and significant progress has been made in the development of the wire.  More development is needed to achieve commercial viability.  Upon commercialization, the agreement contemplates the creation of a licensing agreement.

Letter of Intent with BASF

In June of 2013, we signed a Letter of Intent ("LOI") with chemical leader BASF USA Corporation to jointly explore the North American market for ElectriPlast's patented line of conductive thermoplastics. Along with BASF, we will approach key OEMs and Tier 1 manufacturers with opportunities for conductive thermoplastics as a lightweight material alternative to metals. As the world's leading chemical company, BASF’s portfolio ranges from chemicals, plastics, performance products and crop protection products to oil and gas.  The LOI has expired, but the two companies continue to collaborate.

Patent License Agreement with Hanwha

On June 21, 2013, we entered into a 10-year license agreement with Hanwha, a global high-tech materials maker based in South Korea. The agreement granted Hanwha an exclusive, non-transferrable, non-sub licensable, license to manufacture, sell and distribute Integral's line of conductive plastics, ElectriPlast®, in South Korea, as well as a non-exclusive, non-transferable, non-sub licensable right to sell and distribute ElectriPlast® for Japan, Taiwan and China markets. The Company may terminate Hanwha's rights in Japan and Taiwan, with certain considerations provided to Hanwha, if it desires to enter into an exclusive agreement with a third party for those territories.  There was a one-time license fee and it requires an ongoing royalty fee for the life of the agreement.

See item 7 for amount of revenue recognized during the years ended June 30, 2016 and 2015.

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

We have incurred substantial losses from inception and we have never generated revenues; failure to achieve profitability in the future would likely cause the market price for our common stock to decline significantly.  We have generated net losses from inception and we have an accumulated deficit of approximately $58 million as of June 30, 2016. We have experienced significant operating losses to date, including net losses of $4.7 million for fiscal year 2016 and $4.4 million in fiscal year 2015. As of June 30, 2016, we had approximately $47,350 in cash. Our financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary as a result of this uncertainty. As a result of the substantial doubt about our ability to continue as a going concern, we may experience possible adverse effects from our customers, on our creditworthiness, or on investor confidence, any of which may have a material adverse effect on our business and the trading price of our common stock.

If we do not generate adequate revenues in our fiscal year ending June 30, 2017 we will be required to raise substantial capital to continue our operations.  Unless we generate adequate revenues from operations (we have had minimal revenue to date) in the near future, we will require additional financing to carry out our business plans next year, and such financing may not be available at that time. If we require additional financing, we may seek additional funds through private placements that will be exempt from registration and will not require prior shareholder approval.  If additional funds are raised by issuing common stock, or securities that are convertible into common stock (such as preferred stock, warrants, or convertible debentures), further dilution to shareholders could occur.  Additionally, investors could be granted registration rights by us that could result in market overhang and depress the market price of the common stock.  If we fail to obtain sufficient additional financing, we will not be able to implement our business plans in an effective or timely manner.

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

If future market acceptance of our ElectriPlast® technology is poor, we will not be able to generate adequate sales to achieve profitable operations. Our future is dependent upon the success of our current and future marketing efforts put towards our ElectriPlast® technology. Our ElectriPlast® technology will be marketed to manufacturers of products that will benefit from the incorporation of any of the ElectriPlast® applications into their products. As of June 30, 2016, we have not generated substantial revenue from our ElectriPlast® technology. If future market acceptance of our ElectriPlast® technology is poor, we will not be able to generate adequate sales to achieve profitable operations.

We have limited manufacturing capabilities and rely entirely on contract manufacturers and suppliers to manufacture and distribute our products. If they experience manufacturing or distribution difficulties, or are otherwise unable to manufacture and distribute sufficient quantities to meet demand, our commercialization efforts may be materially harmed. We have no internal manufacturing or distribution capabilities. Instead, we rely on a combination of contract manufacturers and our partners to manufacture Electriplast, and to distribute that product to third party purchasers. Our manufacturers may experience problems with their respective manufacturing and distribution operations and processes, including for example, quality issues, including product specification and stability failures, quality procedural deviations, improper equipment installation or operation, utility failures, contamination and natural disasters. Any delay or disruption in the availability of our products from third parties could result in production disruptions, delays or higher costs with consequent adverse effects on us.

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

Our patent and other intellectual property rights may be subject to uncertainty and may be challenged or circumvented by competitors. We rely on a combination of patents, patent applications, trademarks, trade secrets and confidentiality procedures to protect our intellectual property rights, which we believe will give us a competitive advantage over our competitors. We have sought US patent protection for many of our ideas related to our ElectriPlast® technologies. Our intellectual property portfolio consists of over fifteen years of accumulated research and design knowledge and trade secrets. We have sought United States (“US”) patent protection for many of our ideas related to our ElectriPlast® technologies. Currently, we have filed 117 non-provisional US patent applications, 55 of which have been issued as patents, with 51 of those issued patents not yet expired. No assurances can be given that all patent applications will be approved; however, to the extent that patents are not granted, we will continue to attempt to commercialize these technologies without the protection of patents. As patents are issued, we will have the exclusive right to use and license the design(s) described in each issued patent for the life of the patent in the US.

Of the 117 non-provisional applications filed that have not issued as patents, 10 are currently pending, and 53 are no longer pending. Integral continues to pursue intellectual property protection through its patent and trademark portfolio while constantly evaluating its filings to judiciously apply resources to our most critical technologies. Integral has filed 12 Canadian patent applications, 2 of which have issued, with 10 no longer being active.  Integral has filed an International patent application, which published on September 25, 2014, claiming features of the Company’s capsule.  Subsequent to the year end the Company filed national stage applications based on this PCT on September 15, 2015 in Canada, Mexico, Brazil, China, Japan, South Korea, Europe, Malaysia, Saudi Arabia, India, Thailand, Philippines, Singapore and Australia.  Subsequent to the year end the Company filed new US and PCT patent applications for Bipolar Plate and Method of Making and Using Same with a US publication date of November 3, 2016 and a PCT publication date of November 10, 2016.

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

How future issuances of common stock pursuant to our stock plans will affect you.  We currently do not have a stock option plan in effect.  As of June 30, 2016, 1,150,000 options are issued and 1,100,000 options have fully vested at a weighted-average exercise price of $0.37 and $0.38 per share respectively. These options were previously issued under its 2001, 2003 and 2009 stock option plans. The Company is reviewing several alternatives to replace its 2001, 2003, and 2009 Stock Option Plans with a new omnibus stock option plan (the “New Plan”).   In certain cases, we have made contractual commitments to provide shares or stock option grants in anticipation of putting in place the New Plan.  The New Plan will allow us to attract and retain key employees or service providers as we continue to develop our business.  We will obtain the necessary approvals based on the attributes of the plan.

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

The market price of our common stock is highly volatile, and several factors that are beyond our control, including our common stock being historically thinly traded, could adversely affect its market price. Historically, our common stock has been thinly traded and the market price has been highly volatile. During the year ended June 30, 2016, the closing bid price of our common stock has been quoted on the OTC Bulletin Board from as low as $0.10 to as high as $0.75. These quotations reflect interdealer prices without retail markup, markdown, or commission and may not represent actual transactions. For these and other reasons, our stock price is subject to significant volatility and will likely be adversely affected if our revenues or earnings (or lack of revenues or earnings) in any quarter fail to meet the investment community’s expectations. Additionally, the market price of our common stock could be subject to significant fluctuations in response to:

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

Future sales of common stock into the public marketplace will increase the public float and may adversely affect the market price. As of June 30, 2016, there are approximately 13.7 million in options and warrants that exercisable into common stock both affiliates (officers and directors) and non-affiliates under Rule 144 of the Securities Act of 1933, as amended. In general, under Rule 144, a person who has held stock for six months and is not an affiliate of the Company may sell their exercisable options and warrants without limitation under Rule 144. Future sales of common stock will increase the public float and may have a material adverse effect on the market price of the common stock, which in turn could have a material adverse affect on our ability to obtain future funding as well as create a potential market overhang.

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

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval. Our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 10.8% to adjust of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We do not own any real property.  We lease office space in Canton, Michigan and Evansville Indiana.  We principally use the Evansville, IN space as our corporate headquarters and manufacturing operations.  All manufacturing of our products occurs at the Nova Polymer facility in Evansville, Indiana where we rent approximately 2,500 square feet of manufacturing space and 800 square feet of office space at a cost of about $2,000 per month. Our technology center is located in Canton MI where as of June 30, 2016 we lease and occupy approximately 2,000 rentable square feet of office space at the Canton MI facility.  Total rent expense for the year ended June 30, 2016 and 2015 totaled approximately $76,542 and $48,212, respectively.

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

Market Information

There is a limited public market for our common stock. On May 9, 1997, our common stock began publicly trading on the OTC Bulletin Board under the symbol "ITKG," and it currently trades on the OTCQB. The following table sets forth the range of high and low bid quotations for our common stock for each quarter of the fiscal years ended June 30, 2016 and 2015:

Quarter Ended	Low Bid	High Bid

September 30, 2014	$0.27	$0.65
December 31, 2014	$0.41	$0.79
March 31, 2015	$0.40	$0.85
June 30, 2015	$0.63	$0.84

September 30, 2015	$0.44	$0.75
December 31, 2015	$0.38	$0.55
March 31, 2016	$0.10	$0.44
June 30, 2016	$0.12	$0.26

The source of this information is the OTC Bulletin Board and other quotation services. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Holders

As of December 31, 2016 there were approximately 300 holders, of record of our common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

Dividends

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on such common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

Information regarding the issuance and sales of securities without registration during the fiscal year ended June 30, 2016, has previously been included in Quarterly Reports on Forms 10-Q and Current Reports on Form 8-K filed during the period covered by this report. Information regarding the recent sales of unregistered securities can be found in note 5 of the financial statements.

Repurchases of equity securities

We did not repurchase any of our outstanding equity securities during the year ended June 30, 2016.

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

During the year ended June 30, 2016, several steps were taken by the Company to mature certain client relationships and applications while also addressing on-going funding requirements. The Company signed a global Reseller and Marketing Agreement with a leading nickel-plating carbon fiber manufacturer dated March 1, 2016. The agreement provides exclusivity for certain major customer(s) with a provision for expanding the exclusivity rights to the Company. Nickel-plated carbon fiber is a key conductive material in the making of ElectriPlast® and the Company will pursue other opportunities that strengthens its relationship with key suppliers.  Earlier in 2015, the Company filed non-provisional patents associated with its bipolar battery technology and bipolar plate products.  The Company believes the bipolar battery plate and associated power storage technology provides long-sought breakout weight savings and performance benefits for the lead-acid battery market. The company intends to develop the power storage technology as an Integral Technologies business unit and will seek partners to fully develop batteries for consumer and industrial consumption.  The first prototype battery utilizing the ElectriPlast bipolar technology was produced in 2015.  The battery was produced by Advanced Battery Concepts.   Based on the initial prototype and a series of discussion during the quarter, the Company announced on April 26, 2016 a Joint Technology Assessment Program with Advanced Battery Concepts, an industry leader in large format bi-polar battery design and manufacture.

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

In Asia, the Company, through its newly signed reseller agreement, provided conductive material containing nickel-plated carbon fiber material to Hanwha for prototype development for a major auto manufacturer based in Asia that is developing six (6) new applications. The Company continues to support Chang Rim Eng Inc. (“Chang Rim”) as it readies to commercialize ElectriPlast® in South Korea. The Company announced on October 8, 2014 that Chang Rim had successfully completed its prototype phase for a motor casing targeting the domestic Asia automotive market. On August 20, 2015, the Company announced with Chang Rim the largest ElectriPlast order in the Company’s history.  The company continues to make progress in shielding in the electric vehicle market.  During the year, the Company provided ElectriPlast material and applications support to a Tier 1 company for finalizing an application for an electric vehicle. The company has been approved as a supplier for the domestic Tier 1 for the purpose of supplying ElectriPlast for a specific electric vehicle platform expected to go into production in 2017.  The company expects initial commercial orders to be produced in the second half of 2017. There have been no orders to date.

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

The Company entered into a term sheet dated April 19, 2015 with a conductive plastics compounder (the “Compounder”) for the purpose of acquiring all the assets of the Compounder, with the Compounder remaining a separate entity. The Compounder is a niche supplier with an international customer base. The Company’s strategic interest in the Compounder is its equipment and expertise in conductive material compounding, as well as its customer base. The term sheet contemplated that upon the closing, all sales and marketing would be performed by the Company, and the Compounder would become the sole manufacturer for the Company. In October 2015, the founder and majority shareholder of the Compounder died from an accident before the transaction could be completed. A Special Administrator has been assigned to the estate, but due to the complexity of the deceased’s estate, the final disposition of the Compounder is unclear. Subsequently, all manufacturing employees left the Compounder and its customers turned to other suppliers.

In March 2016, the Company contacted one of the Compounder’s major customers and was able to negotiate a new order for the Compounder. During 3Q and 4Q the Company was able to to make product for the Compounder through a combination of using former employees of the Compounder as well as the Company’s own staff. Also during the year, the Compounder’s landlord filed a “Pay or Leave” eviction notice to the Compounder for unpaid rent, which remains unsettled. The landlord also acquired all the manufacturing equipment and inventory used by the Compounder owned by a third party. The Company is in the process of acquiring all the landlord’s rights to the equipment and inventory, and if successful, plans to relocate the equipment and inventory to its Evansville manufacturing location.

On November 16, 2015, the Company entered into an oral understanding with a global manufacturing company (the “Licensee”) regarding certain exclusive and non-exclusive licensing rights to the Company’s existing ElectriPlast technology. The oral understanding agreed upon between the parties included various business terms involving the licensing of the Company’s technology, including, but not limited to, license fees, the scope of the license, the territory of the license and ownership of any products. After this oral understanding was reached between the parties, the Company received documentation from the Licensee which it believes did not accurately reflect the business terms which had previously been agreed to. The Company is currently working with the Licensee to work though the discrepancies in the business terms that were previously agreed to so definitive documentation can be executed between the parties. The closing of the transactions contemplated by the proposed arrangement is subject to, among other things, approval of the board of directors of both parties and execution of definitive documentation. Both companies remain interested in completing the transactions contemplated by this arrangement will be consummated prior to the end of the year; however there can be no assurance that the transactions described above will ever be consummated.

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

Funding remains a priority for the Company, and during the year ended June 30, 2016, $2,459,045 was raised through a combination of stock warrant exercises, debt and a share placement, net of loan and convertible debt repayments.

The Company has not generated significant revenue since inception. Although the Company has begun to receive some revenue from the sale of material for commercial applications, the Company is devoting substantially all its efforts to developing the business. From inception on February 12, 1996 through June 30, 2016, we have accrued an accumulated deficit of approximately $58 million.

As of June 30, 2016, our assets were $236,762, consisting of cash of $47,350, accounts receivable of $21,894, prepaid expense of $90,329, deposit of $2,500 and property and equipment of $74,689.

As of June 30, 2016, current liabilities of $2,127,490 consisting of accounts payable and accruals of $1,034,550, a loan payable of $148,022, deferred revenues of $50,000, convertible debentures of $664,621, derivative liabilities of $142,797 and warrant liability of $87,500. Non-current liabilities consist of deferred revenues of $320,833.

As of June 30, 2016, total stockholders' deficit was $2,211,561.

Results of Operations of the Year Ended June 30, 2016 compared to the Year Ended June 30, 2015

Our net loss for the year ended June 30, 2016, was $4,639,698 compared to a net loss of $4,432,617 for the year ending June 30, 2015 representing a decrease of $207,081. Significant changes for year ended June 30, 2016 compared to the prior fiscal year have been described as follows:

•
Revenues decreased by $125,619. The decrease is a result of a one-time engineering services contract with East Penn Manufacturing Co. totaling $150,000 in the prior year. This was offset by an increase in sales of ElectriPlast of $24,381.

Operating expenses for the year ended June 30, 2016, were $3,547,124 compared to operating expenses of $4,400,994 for the corresponding period of the prior fiscal year, a decrease of $853,870. Significant changes for the year ended June 30, 2016, compared to the corresponding period of the prior fiscal year have been described as follows:

•
Consulting fees decreased by $733,608. Consulting fees of $728,858 include non-cash fair value of obligations to issue shares of $26,460. This is compared to consulting fees of $1,462,467 provided in the corresponding period of the prior fiscal year that included non-cash shares issued for services of $599,250 and fair value of obligations to issue shares of $45,720;

•	Insurance expense increased by $38,678 to $127,675 for the year ended June 30, 2016 from $88,998 as a result of increased coverage for commercial property;
•
Salaries and benefits increased by $32,151. Salaries and benefits incurred of $896,198 for the year ended, 2016, compared to $864,046 in the corresponding period of the prior fiscal year. Non-cash, Stock based compensation charges for the vesting of restricted shares were $179,584 compared to $184,622 in the corresponding period of the prior fiscal year. The increase is due to hiring additional staff for manufacture and production of our ElectriPlast product and an office assistant;

•	Marketing expense decreased by $15,954 to $320,459 for the year ended June 30, 2016 from $336,413. The decrease is attributed to management’s focus on cash conservation strategies.
•	Research and development costs increased by $5,939 to $655,432 for the year ended June 30, 2016 from $655,432 for the corresponding period of the prior fiscal year.

Other items for the year ended June 30, 2016, totaled $1,170,595 compared to $204,231 for the corresponding period of the prior fiscal year, an increase of $966,364. Significant changes for the year ended June 30, 2016, compared to the corresponding period of the prior fiscal year have been described as follows:

•
Interest Expense increased by $390,519. Interest expense of $548,478 includes non-cash amortization of convertible debt of $511,623 (2015 - $142,790) and is a result of more debt financing activities in the current year;

•
Fair value loss on derivative financial liabilities increased by $865,215.  Fair value loss on derivative financial liabilities is non-cash fair value measurement calculated using the Black-Sholes option pricing model and a binomial lattice model where appropriate and was higher for the year ended June 30, 2016, due to an increase in convertible debt financing activities;

•
Gain on extinguishment of debt increased by $155,771. Gain on extinguishment of debt is a non-cash measurement and arises due to early settlement of convertible debt with cash and was higher compared to the prior year as a result of an increase convertible debt financing activities;

•
Net loss on extinguishment of liabilities decreased by $139,400. Net loss on extinguishment of liabilities is the non-cash fair value measurement. In the prior year, shares were issued to settle various outstanding liabilities. There were no such transactions during the year ended June 30, 2016.

For the year ended June 30, 2016, our cash used in operating activities was $2,515,246 compared to $3,579,307 used during the period of the corresponding fiscal year.  The decrease in cash used of $1,064,061 is primarily associated with a change in the nature of the liabilities in the two years as well as a reduction in the cash effect of stock issued for consulting services.

For the year ended June 30, 2016, our cash provided by financing activities was $2,459,045 compared to $3,540,284 of the corresponding period of the prior fiscal year. Financing activities consist of proceeds of $28,000 from issuance of common stock (2015 - $2,747,380), proceeds from exercise of warrants $889,771 (2015 - $685,989), subscriptions received of $0 (2015 - $107,500), proceeds from loans of $130,000 (2015 – nil), proceeds from convertible debentures of $1,863,950 (2015 - $245,0000),  repayment of loan of $221,034 (2015 - $58,370), repayment of promissory note of $0 (2015 - $24,500) and repayment of convertible debentures of $231,642 (2015 - $162,715).

Liquidity and Capital Resources

As of June 30, 2016, we had $47,350 in cash on hand, and we estimate that we will continue to require $3.0 to $4.0 million annually of additional financing to fund our ongoing operating and capital expenditures in order to carry out our business plan and to continue to operate during our fiscal year ending June 30, 2017. The Company has historically funded this requirement through a combination of debt and equity proceeds. Until such time as the Company launches material product-based manufacturing operations, we believe our funding need will remain approximately $3M annually, and we will disclose promptly any changes to that estimate.

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

The Company’s cash usage since inception in 1996 has been funded primarily from proceeds from the issuance of common stock. The company has issued warrants which have the potential to yield $3,927,797 calculated as 2,754,523 warrants exercisable at $0.50 per share and 8,501,786 warrants exercisable at $0.30 per share. In the event the stock price rises to certain levels in the future and that some or all of the warrant holders elect to acquire Common Stock shares by exercising their warrants, prior to the expiry date, the Company may raise additional funds from warrant holders. We have no ability to forecast future stock price movements nor are we able to determine how many warrant holder would elect to acquire shares by exercising their warrants. Subsequent to year end the company has raised $634,155 through equity and debt financing.

We are currently in limited manufacturing operations. As demand continues to grow and our need to increase capacity, reduce manufacturing costs and to improve margins, we would consider directly entering into the manufacturing business, including the possibility of acquiring existing assets or an operating company to help us accelerate this process, however this will only be possible through additional capital.

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

We had no off-balance sheet arrangements as of June 30, 2016 and 2015.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of June 30, 2016 and 2015 and for the years ended June 30, 2016 and 2015, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As at June 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Our evaluation was based on the criteria for smaller public companies set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on our evaluation under those criteria, our management concluded that, as of June 30, 2016, our internal control over financial reporting is ineffective due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The primary factor contributing to the material weakness, which relates to our financial statement close process, was as follows:

•
From time to time we experience delays in receiving, reviewing and accounting for complex transactions including financings.  As a result of these delays, we were not able to file our 10-K timely, which is evidence that we have a material weakness in internal controls.

While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US GAAP, based on the material weakness identified above, we have already implemented, the specific remediation initiative described below:

•
Management contracted the services of a third-party firm to create and conduct the required sophisticated analysis for the complex transactions impacting the June 30, 2016 10-K, and will continue to use their services for quarterly reporting as required.

Management believes the action described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the directors and executive officers of Integral Technologies, Inc as of Month Day, 2016:

Name	Age	Position with Company	Director of Company Since

Doug Bathauer	50	Director, CEO, President and Treasurer	November 2012

James Eagan	53	Director, Chairman	January 2011

W. Bartlett Snell	64	Chief Financial Officer and Secretary	February 2014

Richard Blumberg	65	Independent Director	November 2012

Douglas Mathias		Independent Director	January 2016

Jeffrey Babka	62	Independent Director	July 2015

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

Jeffrey Babka
(Director-Independent Director)

Mr. Babka is a graduate of the University of Dayton with a degree in accounting and from Manhattan College with a Masters in Business Administration.  He currently serves as Chief Financial Officer of nCino, a provider of cloud-based bank operating systems.  Prior to nCino, Mr. Babka was a Venture Partner with Insight Venture Partners, and has served as Chief Financial Officer of several public and private companies. Mr. Babka has over 40 years of experience in financial and operational management of public/private companies, with a specific focus in the technology, software and telecommunications sectors.

Douglas Mathias
(Director-Independent Director)
Mr. Mathias is a graduate of the University of Southern Indiana and currently serves as the President and Chief Executive Officer of Jasper Rubber which specializes in the mixing and manufacture of Rubber, TPE and Plastic components for the Filtration, Automotive, and Appliance Industries.  He has served as President and CEO of Jasper Rubber since 1999.   Jasper Rubber served as the manufacturer of ElectriPlast for several years and Mathias worked closely with Integral during that time.

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

Eli Dusenbury CPA, CA
(Controller)

Mr. Dusenbury currently works as Controller for the Company and is located in Vancouver Canada. Most recently he worked as an audit manager at Anton & Chai, LLP a US public practice firm specializing in SEC filers. Prior to Anton & Chai, LLP, Mr. Dusenbury was a senior accountant at Smythe Ratcliffe LLP. He began articling at Smythe Ratcliffe LLP in 2009 and where he obtained his CPA, CA designation.

Mr. Dusenbury has 6 years of public accounting experience providing assurance services to both public and private sector clients reporting in Canada and the US over a broad range of industries including but not limited to: technology, agriculture, engineering, mining & exploration, manufacturing and processing and financing. With working experiences in both Canada and the US over a wide range of public and private companies he has gained in-depth understanding of business operations, control environments and strategic business decision-making, which provide a unique balance between both operational and accounting perspectives to resolve complex technical accounting, reporting and auditing issues.

Board Committees

Our Company has a Board of Directors that is currently comprised of four members. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed.

Our Board of Directors does not currently have any committees other than the Audit Committee and as such the Board as a whole carries out the functions nominating and compensation committees. We created an Audit Committee in 2015, and appointed Mr. Babka (Chair), Mr. Egan and Mr. Blumberg as members of the audit committee.  In 2017, we expect to appoint a nominating committee and a compensation committee and to adopt charters relative to each such committee. We intend to appoint such persons to committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange.

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

Section 16(a) Beneficial Ownership Reporting Compliance (update)

Section 16(a) of the Securities Exchange Act of 1934 requires our Company's officers and directors, and persons who own more than 10% of a registered class of our Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received or written representations from certain reporting persons, we believe that, during the year ended June 30, 2016, all Section 16(a) filing requirements applicable to our officers, directors and ten percent shareholders were timely complied with by such persons, except for the following: (1) William S. Robinson filed a late Form 4 on September 27, 2010 regarding the acquisition of 500,000 options for the purchase of Common Stock that were granted on July 14, 2009; (2) William A. Ince filed a late Form 4 on September 27, 2010 regarding the acquisition of 500,000 options for the purchase of Common Stock on July 14, 2009; and (3) Richard P. Blumberg, a 10% security holder, filed a late Form 3 on June 28, 2010 relating to the acquisition of Common Stock on December 9, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to our executive officers, and other individuals for whom disclosure is required, for all services rendered in all such capacities to Integral and our subsidiaries.

Summary Compensation Table

The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, to or for Integral’s principal executive officer and two other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”), during the fiscal years ended June 30, 2016 and 2015.

Name and Principal Position	Fiscal Year Ended June 30	Salary $	Bonus $	Stock Awards $	Options Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
James Eagan	2016	240,000	-	-	-	-	-	12,000	252,000
Chairman, Director CEO of wholly owned subsidiary ElectriPlast Corp.	2015	240,000	-	-	-	-	-	12,000	252,000

Doug Bathauer	2016	240,000	-	-	-	-	-	28,085	268,085
CEO, Treasurer, Director	2015	240,000	-	-	-	-	-	12,000	252,000
			-	-	-	-	-
Bart Snell	2016	150,000	-	-	-	-	-	-	150,000
Chief Financial Officer	2015	150,000	-	-	-	-	-	-	150,000
			-	-	-	-	-
William A. Ince	2016	144,000	-	-	-	-	-	-	144,000
Accounting Officer, Secretary, Director	2015	216,333	-	-	-	-	-	1,500	217,833

Executive Officer Outstanding Equity Awards At Fiscal Year-End

The following table provides certain information concerning any common stock purchase options, stock awards or equity incentive plan awards held by each of our named executive officers that were outstanding as of June 30, 2016.

Option Awards								Stock Awards

			Equity Incentive Plan Awards:					Equity Incentive Plan Awards:	Equity Incentive Plan Awards:

Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares, Units or Other Rights That Have Not Vested	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
James Eagan	100,000	-	-	$0.85	12/01/2016	-	-	-

Bart Snell	250,000	-	-	$0.31	02/19/2017	-	-	-
	500,000	-	-	$0.31	02/19/2017	-	-	-

Compensation of Directors

The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, to or for Integral’s non-employee directors during the last completed fiscal year ended June 30, 2016

Name	Fees Earned or Paid in Cash $	Stock Awards $	Options Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Richard Blumberg	22,500	-	-	-	-	-	22,500

Jeff Babka	35,000	29,250	-	-	-	-	64,250

Doug Mathias	12,500	8,400	-	-	-	-	20,900

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

Common Stock

The following table sets forth, as of June 30, 2016 the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral’s common stock, each director and executive officer individually and all directors and executive officers of Integral as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

Name and Address of Beneficial Owner (n1)	Amount and Nature of Beneficial Ownership(n2)	Percent of Class (n3)
Executive Officers and Directors:
Doug Bathauer 2605 Eastside Park Rd., Suite 1 Evansville, IN 47715	243,823	0.18%
Bart Snell P.O. Box1271 Mac Lean VA 22101	786,000	0.59%
James Eagan 2605 Eastside Park Rd., Suite 1 Evansville, IN 47715	1,100,000	0.82%
Richard P. Blumberg (n4)	5,156,786	3.86%
Jeffrey Babka 2605 Eastside Park Rd., Suite 1 Evansville, IN 47715	90,000	0.07%
Douglas Mathias 2605 Eastside Park Rd., Suite 1 Evansville, IN 47715	20,000	0.02%
All executive officers and directors as a group (5 persons)	7,396,609	5.54%

(n1)	Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(n2)	Includes vested options beneficially owned but not yet exercised and outstanding, if any.

(n3)
Based upon 133,506,044 shares issued and outstanding, plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

Equity Compensation Plan Information

The following information concerning the Company’s equity compensation plans is as of the end of the fiscal year ended June 30, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	1,100,000	$0.37	50,000
Total	1,100,000	$0.37	50,000

As of June 30, 2016, Integral has no Employee Benefit and Consulting Services Compensation Plans (the “Plans”) in effect. The Company is reviewing several alternatives to replace its 2001, 2003, and 2009 Stock Option Plans with a new omnibus stock option plan (the “New Plan”).   In certain cases, we have made contractual commitments to provide shares or stock option grants in anticipation of putting in place the New Plan.  The New Plan will allow us to attract and retain key employees or service providers as we continue to develop our business.  We will obtain the necessary approvals based on the attributes of the plan.  We anticipate that this New Plan will be implemented prior to June 30, 2017.

In January 2001, the Company adopted the Integral Technologies, Inc. 2001 Stock Plan (the "2001 Plan"), a non-qualified stock option plan under which the Company may issue up to 2,500,000 stock options and bonuses of common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company.  This plan was amended during December 2001 to increase the number of common stock options that may be granted from 2,500,000 to 3,500,000 stock options.  As of June 30, 2016 and 2015, there were no common stock options available under this plan.

In April 2003, the Company adopted the Integral Technologies, Inc. 2003 Stock Plan (the "2003 Plan"), a non-qualified stock option plan under which the Company may issue up to 1,500,000 stock options.  As of June 30, 2016 and 2015, there were no common stock options available under this plan.

During the fiscal year ended June 30, 2010, the Company adopted the Integral Technologies, Inc. 2009 Stock Plan (the "2009 Plan"), a non-qualified stock option plan under which the Company may issue up to 4,000,000 common stock options.  As of June 30, 2016 and 2015, there were no common stock options available under this plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the beginning of the last fiscal year, we have not entered into any transactions in which our officers and directors have a material interest, or that would otherwise be deemed a related-party transaction under the rules of the Securities Exchange Act of 1934.

Our Board of Directors is comprised of five members, Doug Bathauer, Douglas Mathias, James Eagan, Richard Blumberg and Jeffery Babka. Mr. Bathauer and Mr. Eagan also serve as executive officers of the Company. We have three independent directors at this time being Mr. Richard Blumberg, Mr. Douglas Mathias and Jeffrey Babka.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Baker Tilly Virchow Krause LLP for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-Q during fiscal years ended June 30, 2016 and 2015 were $108,427 and $87,290, respectively.

Audit-Related Fees

There were no other fees billed by Baker Tilly Virchow Krause, LLP during the last two fiscal years that were reasonably related to the performance of the audit or review of our Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no fees billed for professional services rendered by Baker Tilly Virchow Krause, LLP for tax compliance services in fiscal years ended June 30, 2016 and 2015, respectively.

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

INTEGRAL TECHNOLOGIES, INC

Dated: January 17, 2017	/s/ Douglas Bathauer
Douglas Bathauer, Chief Executive Officer

Dated: January 17, 2017	/s/ W. Bartlett Snell
W. Bartlett Snell, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas Bathauer	Director	January 17, 2017
Douglas Bathauer

/s/ W. Bartlett Snell	CFO	January 17, 2017
W. Bartlett Snell

/s/ James Eagan	Director	January 17, 2017
James Eagan

/s/ William A Ince	Director	January 17, 2017
William A Ince

/s/ Richard Blumberg	Independent Director	January 17, 2017
Richard Blumberg

/s/ Jeffrey Babka	Independent Director	January 17, 2017
Jeffrey Babka

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
Integral Technologies, Inc.
Evansville, IN

We have audited the accompanying consolidated balance sheets of Integral Technologies, Inc. as of June 30, 2016, and 2015, and the related consolidated statements of operations comprehensive loss, stockholders' deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integral Technologies, Inc. as of June 30, 2016, and 2015 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the company has suffered recurring losses from operations, negative cash flow from operations, and has an accumulated deficit.  These factors raise substantial doubt about its ability to continue as a going concern.  Managements plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
January 17, 2017

Integral Technologies, Inc.
Consolidated Balance Sheets

ASSETS	June 30, 2016	June 30, 2015
Current assets:
Cash	$47,350	$117,307
Accounts receivable	21,894	-
Prepaid expenses	90,329	64,541

Total current assets	159,573	181,848

Deposit	2,500	2,500
Property and equipment, net	74,689	65,514

Total Assets	$236,762	$249,862

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,004,550	$345,172
Related party payable	30,000	60,480
Loans payable	148,022	32,335
Deferred revenue	50,000	50,000
Convertible debentures	664,621	94,107
Derivative liabilities	142,797	87,821
Warrant liability	87,500	-

Total current liabilities	2,127,490	669,915

Non-current liabilities:
Deferred revenue, net of current portion	320,833	370,833

Total Liabilities	2,448,323	1,040,748

Commitment and Contingencies (Note 16)

Stockholders' Deficit
Preferred stock and paid-in capital in excess of $0.001 par value, 20,000,000 shares authorized, 0 (June 30, 2015 - 0) issued and outstanding	-	-
Common stock and paid in capital in excess of $0.001 par value, 150,000,000 shares authorized, 133,506,044 (June 30, 2015 - 114,370,094) issued and outstanding	55,024,270	51,753,457
Share subscriptions and obligations to issue shares	340,184	391,974
Accumulated other comprehensive income	46,267	46,267
Accumulated deficit	(57,622,282)	(52,982,584)

Total stockholders' deficit	(2,211,561)	(790,886)

Total Liabilities and Stockholders' Deficit	$236,762	$249,862

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.
Consolidated Statements of Operations

	2016	2015

Revenue	$96,713	$222,332
Cost of goods sold	18,692	-
Gross profit	78,021	222,332

Operating expenses:
Selling, general, and administrative expenses	2,885,753	3,745,562
Research and development	661,371	655,432

Total operating expenses	3,547,124	4,400,994

Fair value (loss) gain on derivative financial liabilities	(815,491)	49,724
Fair value gain on warrant liability	37,500	-
Net loss on extinguishment of liabilities	-	(139,400)
Gain (loss) on extinguishment of convertible debenture	149,194	(6,577)
Other income	6,680	257
Interest expense	(548,478)	(157,959)

Net Loss	$(4,639,698)	$(4,432,617)

Net loss per share – basic and diluted	$(0.04)	$(0.04)

Weighted average number of common shares outstanding	120,011,421	106,267,953

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.
Consolidated Statements of Stockholders' Deficit

	Number of Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Number of Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable From Shareholders	Shares Subscriptions and Obligations to Issue Shares	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balance June 30, 2014	98,985,442	$46,832,941	-	$-	$-	$188,635	$46,267	$(48,549,967)	$(1,482,124)
Shares issued for
Services	1,515,000	614,500	-	-	-	(15,250)	-	-	599,250
Cash:
Warrants exercised	2,508,262	685,989	-	-	-	-	-	-	685,989
Private placements	9,968,709	2,906,005	-	-	-	(158,625)	-	-	2,747,380
Settlement of debt	717,681	529,400	-	-	-	-	-	-	529,400
Stock-based compensation	675,000	184,622	-	-	-	-	-	-	184,622
Subscriptions received	-	-	-	-	-	107,500	-	-	107,500
Obligation to issue shares	-	-	-	-	-	269,714	-	-	269,714
Net loss for year	-	-	-	-	-	-	-	(4,432,617)	(4,432,617)
Balance June 30, 2015	114,370,094	$51,753,457	-	$-	$-	$391,974	$46,267	$(52,982,584)	$(790,886)
Shares issued for
Cash:
Warrants exercised	3,265,569	997,271	-	-	-	(107,500)	-	-	889,771
Private placements	56,000	28,000	-	-	-	-	-	-	28,000
Settlement of convertible debt	15,463,881	2,059,738	-	-	-	-	-	-	2,059,738
Settlement of debt	13,000	6,220				-			6,220
Stock-based compensation	337,500	179,584	-	-	-	-	-	-	179,584
Obligation to issue shares	-	-	-	-	-	55,710	-	-	55,710
Net loss for year	-	-	-	-	-	-	-	(4,639,698)	(4,639,698)
Balance June 30, 2016	133,506,044	$55,024,270	-	$-	$-	$340,184	$46,267	$(57,622,282)	$(2,211,561)

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.
Consolidated Statements of Cash Flows

	2016	2015
Cash flows from operating activities:
Net loss	$(4,639,698)	$(4,432,617)
Items not involving cash
Depreciation	4,581	3,254
Accrued interest	5,500
Settlement of debt	6,220	599,250
Deferred revenues	(50,000)	(50,000)
Obligation to issue shares for consulting services	55,710	45,720
Stock-based compensation	179,584	184,622
Interest on convertible debentures	511,623	142,790
Fair value loss (gain) on derivative financial liabilities	815,491	(49,724)
Fair value gain on warrant liability	(37,500)
(Gain) loss on extinguishment of convertible debentures	(149,194)	6,577
Net loss on extinguishment of liabilities	-	139,400
Changes in working capital	782,437	(168,579)
	(2,515,246)	(3,579,307)
Cash flows from investing activities:
Deposit	-	(2,500)
Purchase of property, equipment and intangible assets	(13,756)	(40,947)
	(13,756)	(43,447)
Cash flows from financing activities:
Proceeds from loans	130,000	-
Repayment of loans	(221,034)	(58,370)
Repayment of promissory notes	-	(24,500)
Proceeds from issuance of common stock	28,000	2,747,380
Proceeds from warrants exercised	889,771	685,989
Subscriptions received	-	107,500
Proceeds from convertible debentures	1,863,950	245,000
Repayment of convertible debentures	(231,642)	(162,715)
	2,459,045	3,540,284
Decrease in cash	(69,957)	(82,470)
Cash, beginning of year	117,307	199,777
Cash, end of year	$47,350	$117,307

Supplemental cash flow information:
Interest paid	$31,355	$14,529

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

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Integral Operating, LLC (“Operating”), Integral Vision Systems, Inc. ("IVSI"), Antek Wireless Inc. ("Antek"), Electriplast Corp. (formerly Plastenna, Inc.) (“Electriplast”), and Integral Technologies Asia, Inc. (“Asia”) and its 76.625%-owned subsidiary, Emergent Technologies Corp. ("ETC"), which is currently inactive.  ETC's non-controlling interest balance is immaterial to the financial statements.  All intercompany balances and transactions have been eliminated.

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

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued)

As discussed in Note 14, the Company signed a ten year license agreement with Hanwha Advanced Materials Co., Ltd., (“Hanwa”), of South Korea.  For license agreements that the Company enters into, revenue is recognized when all four of the following criteria are met: (i) a contract is executed, (ii) the contract price is fixed and determinable, (iii) delivery of the service or products has occurred, and (iv) collectability of the contract amounts is reasonably assured.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $39,357 and $97,119 for the years ended June 30, 2016 and 2015, respectively.

Research and development

The Company expenses all research and development expenditures as incurred.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates include valuation allowance for deferred income tax assets, the determination of the assumptions used in calculating the fair value of stock-based compensation and the determination of the assumptions used in calculating the fair value of derivative financial liabilities and the warrant liability. Actual results could differ from those estimates and could impact future results of operations and cash flows.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial instruments

We have issued financial instruments that contain embedded conversion features that qualify as derivatives and are therefore accounted for as liabilities. The derivative liabilities are initially recorded at fair value, with gains and losses arising from changes in fair value recognized in the consolidated statements of operations at each period end while such instruments are outstanding. The derivative liabilities relating to the convertible debt is valued using a binomial lattice model and the Black-Scholes Model where appropriate. The fair value of the warrants issued with reset provisions are measured using the Monte Carlo method.

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

The fair value measurement of the derivative liability and warrants with reset provisions are classified as a Level 3 measurement as further discussed under Fair Value Measurements.

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

Reclassifications:

For comparability certain 2015 amounts have been reclassified to conform to classifications adopted in 2016. These reclassifications did not have an impact on stockholders’ deficit or net loss on the 2015 consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation:  Improvements to Employee Share-Based Pment Accounting, which relates to the accounting for employee share-based payments.  This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Company is currently evaluating the impact the adoption of this ASU will have on our financial statements.

In April 2015, the FASB issued Update No. 2015-03—Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 3 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $4,639,698 for the fiscal year ended June 30, 2016 (2015 - $4,432,617), and an accumulated deficit of $57,622,282 (2015 - $52,982,584) and a working capital deficiency of $1,967,917 as at June 30, 2016 (2015 - $488,067).  The Company does not have sufficient revenue-producing activities to fund its expenditure requirements to continue to advance researching, developing and commercializing its conductive plastics technology, ElectriPlast. Subsequent to year end, the Company raised $554,155 pursuant to private placements and $80,000 pursuant to a short-term loan agreement (note 17). The Company estimates that, without further funding, it will deplete its cash resources within three months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

As of June 30, 2016 and 2015, property and equipment consisted of the following:

	June 30, 2016	June 30, 2015
Equipment	$118,680	$104,924
Furniture and fixtures	96,279	96,279
Leasehold improvements	64,565	64,565
	279,524	265,768
Less: accumulated depreciation	(204,835)	(200,254)
Property and equipment, net	$74,689	$65,514

Depreciation expense for the fiscal years ended June 30, 2016 and 2015 was $4,581 and $3,254, respectively.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common stock

During the year ended June 30, 2016, the Company completed the following private placement:

(i)	Completed a private placement amounting to $28,000 for the issuance of 56,000 shares of common stock at $0.50 per share.

During the year ended June 30, 2016, the Company issued shares of common stock to settle the following debt:

(i)
Pursuant to a promissory note agreement, the Company issued 13,000 shares of common stock measured at a fair value of $0.48 per share resulting in a total value of $6,220 which was recorded in common stock and paid in capital in excess of par.

(ii)	The Company issued 15,463,881 shares of common stock to settle $2,059,738 of convertible debentures and derivative liabilities (note 9).

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

During the fiscal year ended June 30, 2016, the Company issued 337,500 (2015 - 675,000) shares of common stock pursuant to agreements with employees. The shares issued were measured at a weighted average fair value of $0.38 per share (2015 - $0.38).

Preferred stock

 As of June 30, 2016 and 2015 there are no outstanding preferred shares of stock.

Stock-based compensation

During the fiscal year ended June 30, 2016, the Company recorded stock-based compensation expense with respect to vesting stock options, restricted stock and warrants and modified stock options of $179,584 (2015- $184,622) included in selling, general, and administrative  expenses.

Stock-based compensation not yet recognized at June 30, 2016 relating to non-vested stock options was $196,576 (June 30, 2015 - $376,159), which will be recognized over a period of 1 years (2015 – 2 years).

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock options and restricted shares

The Company is reviewing several alternatives to replace its 2001, 2003, and 2009 Stock Option Plans with a new omnibus stock option plan (the “New Plan”).   In certain cases, we have made contractual commitments to provide shares or stock option grants in anticipation of putting in place the New Plan.  The New Plan will allow us to attract and retain key employees or service providers as we continue to develop our business.  We will obtain the necessary approvals based on the attributes of the plan.  We anticipate that this New Plan will be implemented prior to June 30, 2017.

In January 2001, the Company adopted the Integral Technologies, Inc. 2001 Stock Plan (the "2001 Plan"), a non-qualified stock option plan under which the Company may issue up to 2,500,000 stock options and bonuses of common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company.  This plan was amended during December 2001 to increase the number of common stock options that may be granted from 2,500,000 to 3,500,000 stock options.  As of June 30, 2016, there were no (June 30, 2015 - nil) common stock options available under this plan.

In April 2003, the Company adopted the Integral Technologies, Inc. 2003 Stock Plan (the "2003 Plan"), a non-qualified stock option plan under which the Company may issue up to 1,500,000 stock options.  As of June 30, 2016, there were no (June 30, 2015 - nil) common stock options available under this plan.

During the fiscal year ended June 30, 2010, the Company adopted the Integral Technologies, Inc. 2009 Stock Plan (the "2009 Plan"), a non-qualified stock option plan under which the Company may issue up to 4,000,000 common stock options.  As of June 30, 2016, there were no (June 30, 2015 - nil) common stock options available under this plan.

Stock option activity

The following summarizes information about the Company’s options outstanding:

	Number of Options	Price Per Option	Weighted Average Exercise Price
Outstanding, June 30, 2015	3,500,000	$0.25 to $ 0.85	$0.34
Granted	-	-	-
Cancelled	-	-	-
Expired	(2,350,000)	$0.25 to $ 0.85	$0.32
	-
Outstanding, June 30, 2016	1,150,000	$0.25 to $ 0.85	$0.37
Exercisable, June 30, 2016	1,100,000	$0.25 to $ 0.85	$0.38

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock option activity (continued)

A summary of the status of non-vested options as of June 30, 2016 is as follows;

	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at June 30, 2015	100,000	$0.25
Options granted	-	-
Options forfeited	-	-
Options vested	(50,000)	0.25
Non-vested at June 30, 2016	50,000	$0.25

The weighted average remaining contractual lives for options outstanding and exercisable at June 30, 2016 are 1.13 years and 0.93 years (June 30, 2015 - 1.34 and 1.20 years), respectively.

The following summarizes the options outstanding and exercisable:

		Number of Options
Expiry Date	Exercise Price	June 30, 2016	June 30, 2015
December 1, 2015	$0.50	-	150,000
December 1, 2015	$0.85	-	100,000
June 1, 2016	$0.50	-	75,000
June 1, 2016	$0.85	-	100,000
June 30, 2016	$0.25	-	2,000,000
December 1, 2016	$0.85	100,000	100,000
December 1, 2016	$0.50	75,000	75,000
February 19, 2017	$0.31	750,000	750,000
June 1, 2017	$0.50	75,000	75,000
January 13, 2019	$0.25	50,000	50,000
January 13, 2020	$0.25	50,000	50,000
January 13, 2021	$0.25	50,000	50,000
Total outstanding		1,150,000	3,500,000
Total exercisable		1,100,000	3,400,000

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock option activity (continued)

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2016 was $nil and $nil (June 30, 2015 - $1,128,000 and $1,089,000), respectively. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value is the difference between the market value of the shares and the exercise price of the award.

During the year ended June 30, 2014, the Company entered into employment agreements, whereby the employees would be granted restricted shares. The holder of a restricted share award is generally entitled at all times on and after the date of the agreement to exercise the rights of a shareholder of the Company, including the right to vote and the right to receive dividends on the shares. These shareholders do not have the ability to sell, transfer or otherwise encumber the restricted shares awards until they fully vest. The restricted shares granted vest over three or four-year periods and the grant date fair value of the awards is recognized as expense over the vesting period. During the year ended June 30, 2016, total compensation expense of $179,584 (June 30, 2015 - $184,622) was recognized as stock-based compensation and included in selling, general and administration expense.

During the year ended June 30, 2016, the Company issued 377,500 shares (2015 - 675,000) and is obligated to issue an additional 600,000 shares pursuant to the employment agreements.

A summary of the status of non-vested restricted shares as of June 30, 2016 is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-vested at June 30, 2015	875,000	$0.35
Awards granted	-	-
Awards forfeited	-	-
Awards vested	(537,500)	$0.33
Non-vested at June 30, 2016	337,500	$0.38

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT, CONTINUED

Stock purchase warrants

The following summarizes information about the Company’s stock purchase warrants outstanding:

	Number of Warrants	Price Per Share	Weighted Average Exercise Price

Balance, June 30, 2015	25,554,938	$0.25 - $0.60	$0.33
Issued	1,250,000	$0.08	$0.08
Expired	(11,033,060)	$0.25 - $0.60	$0.33
Exercised	(3,265,569)	$0.30 - $0.50	$0.31
Balance, June 30, 2016	12,506,309	$0.08 - $0.50	$0.32

		Number of Warrants
Expiry Date	Exercise Price	June 30, 2016	June 30, 2015

January 31, 2015	$0.50	-	150,000
February 28, 2015	$0.50	-	200,000
June 30, 2015	$0.30	-	125,000
July 31, 2015	$0.50	-	88,000
September 13, 2015	$0.60	-	44,757
October 1, 2015	$0.30	-	13,191,405
October 1, 2015	$0.50	-	450,000
December 1, 2015	$0.30	-	936,405
December 1, 2015	$0.50	-	1,000,000
December 31, 2015	$0.30	-	157,000
January 1, 2016	$0.30	-	249,235
February 16, 2016	$0.25	-	302,117
February 16, 2016	$0.30	-	1,737,804
November 25, 2016	$0.30	8,501,786	4,168,692
November 25, 2016	$0.50	2,754,523	2,754,523
May 5, 2020	$0.08	1,250,000	-
Total outstanding and exercisable		12,506,309	25,554,938

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

 Stock purchase warrants (continued)

The following summarizes changes to share purchase warrants outstanding during the year ended June 30, 2016:

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

As of June 30, 2016, no shares have been issued. As such, a total of 204,000 shares of common stock are issuable. The obligation to issue shares of common stock was measured at a weighted average fair value of $0.43 per share on the date each series of shares became issuable. During the year ended June 30, 2016, $26,460 (2015 - $23,340) was recorded as an obligation to issue shares. As of June 30, 2016, a total balance of $86,940 remains as an obligation to issue the shares within equity, as this obligation can only be satisfied in shares of common stock.

During the year ended June 30, 2016, the Company received conversion notices to issue 950,000 shares of common stock to settle $280,282 of convertible debentures and derivative liabilities (note 9) recorded as an obligation to issue shares within equity. These shares were issued in April 2016.

Pursuant to a director’s agreement dated July 1, 2015, the Company is obligated to issue 250,000 shares of common stock. As at June 30, 2016, these shares have not been issued and as such, the grant date fair value of $29,250 has been recognized in obligation to issue shares within equity.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

 Subscriptions

During the year ended June 30, 2016, 331,667 shares were issued pursuant to warrants exercised for proceeds received during the year ended June 30, 2015 of $107,500.

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

Concentration of credit risk exists with respect to the Company’s cash, as certain amounts are held at US and Canadian financial institutions. The Company's cash are as follows at June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015

Cash (US institution)	$46,698	$116,655
Cash (CDN institution)	652	652
	$47,350	$117,307

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 6 -RISK MANAGEMENT AND FINANCIAL INSTRUMENTS (CONTINUED)

 Credit risk (continued)

All U.S. institution amounts are covered by FDIC insurance as of June 30, 2016.  Additionally, all CDN institution amounts are covered by CDIC insurance.  Management deems any related risk to be minimal.

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

NOTE 7 - INCOME TAXES

The provision for income taxes consists of the following at June 30:

	2016	2015

Current Expense	$-	$-
Deferred Expense/(Benefit)	(746,000)	(482,000)
Inc/(Dec) in valuation allowance	746,000	482,000
Total provision for income tax	$-	$-

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 7 - INCOME TAXES (CONTINUED)

The total provision differs from the amount computed by applying federal statutory rates to loss before income taxes due to the following at June 30:

	2016	2015

Provision for income tax at the statutory rate of 34%	$(1,578,000)	$(1,507,000)

Increase(Decrease) in taxes due to
Change in valuation allowance	746,000	482,000
Disallowed expense	419,000	(14,000)
Federal Tax Return True Ups	64,000	(30,000)
Expired & Cancelled Stock Op	349,000	729,000
Expired Net Operating Loss	-	340,000
Total provision for income tax	$-	$-

The Company has used a federal statutory rate of 34%.  The Company has no material state tax liabilities, so no provision for state income tax is needed.

Deferred tax assets and liabilities reflect the tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.  The Company has net deferred income tax assets which have been reduced to zero through a valuation allowance because of uncertainties relating to utilization of future tax benefits.  The increase/(decrease) in the valuation allowance for the years ended June 30, 2016 and June 30, 2015 are respectively $746,000 and $482,000.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 7 - INCOME TAXES (CONTINUED)

The components of the net deferred income tax assets, calculated at an effective rate of 34%, are as follows at June 30:

	2016	2015
Deferred income tax assets
Current deferred tax assets
Accrued Liabilities	$-	$-
Valuation allowance	-	-

Total current deferred tax assets	-	-

Noncurrent deferred tax assets
Net operating loss carryforwards	14,450,000	13,339,000
Nonqualified stock options	41,000	390,0000
Deferred Revenue	127,000	143,000
Capital loss carryforwards	-	-
Unrealized Loss on Stock Compensation	-	-
Legal dispute reserve	-	-
Basis difference of fixed assets	-	-
Valuation allowance	(14,605,000)	(13,859,000)

Total noncurrent deferred tax assets	13,000	13,000

Noncurrent deferred tax liabilities
Basis difference of fixed assets	13,000	13,000

Total noncurrent deferred tax liabilities	13,000	13,000

Net deferred tax asset/(liability)	$-	$-

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 7 - INCOME TAXES (CONTINUED)

For tax purposes, the Company has unused net operating losses available for carryforwards to future tax years.  At June 30, 2016, the amounts and expiration dates of the Company's net operating loss carryforwards are as follows:

Year Ended	Expires	Amount

June 30, 1999	June 30, 2019	1,264,000
June 30, 2000	June 30, 2020	946,000
June 30, 2001	June 30, 2021	1,975,000
June 30, 2002	June 30, 2022	2,506,000
June 30, 2003	June 30, 2023	1,364,000
June 30, 2004	June 30, 2024	2,159,000
June 30, 2005	June 30, 2025	2,208,000
June 30, 2006	June 30, 2026	2,373,000
June 30, 2007	June 30, 2027	1,177,000
June 30, 2008	June 30, 2028	1,676,000
June 30, 2009	June 30, 2029	1,439,000
June 30, 2010	June 30, 2030	1,699,000
June 30, 2011	June 30, 2031	3,130,000
June 30, 2012	June 30, 2032	3,057,000
June 30, 2013	June 30, 2033	3,536,000
June 30, 2014	June 30, 2034	4,635,000
June 30, 2015	June 30, 2035	3,897,000
June 30, 2016	June 30, 2036	3,458,000
Total		$42,499,000

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

In July 2006, the FASB released the Final Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (formerly FIN 48, now ASC 740-10). ASC 740-10 prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740-10 also requires additional disclosure of the beginning and ending unrecognized tax benefits and details regarding the uncertainties that may cause the unrecognized benefits to increase or decrease within a twelve-month period.

We adopted the provisions of ASC 740-10 on July 1, 2007. There was no impact on our consolidated financial position, results of operations and cash flows as a result of adoption. We have an unrecognized tax benefit of $336,000 as of June 30, 2016, including no accrued amounts for interest and penalties. In addition, the Company has not completed an analysis under IRC section 382 to determine if there have been any direct and/or indirect ownership changes that would limit the use of net operating loss in future years.

Our policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. We are subject to income tax examinations for U.S. incomes taxes from the year ended June 30, 1999 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2017.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 8 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	June 30, 2016	June 30, 2015
Changes in working capital
Prepaid expenses	$65,433	$49,995
Accounts payable and accruals	769,378	(218,574)
Related party payable	(30,480)
Accounts receivable	(21,894)	-
	$782,437	$(168,579)

Shares issued for:
Subscriptions received in prior year	$107,500	$158,625
Settlement of debt	6,220	529,400
Settlement of convertible debenture	2,059,738	-
Services and financing fees	-	614,500

NOTE 9 - RELATED PARTY TRANSACTIONS

As of June 30, 2016, $30,000 (June 30, 2015 - $60,480) was owed to the Company's executives for outstanding managements fees, consulting fees and business related reimbursements, and are without interest or stated terms of repayment.

NOTE 10 - SEGMENT INFORMATION

The Company operates primarily in one business segment, the development of electronically-conductive resin-based materials, with operations located in the US.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 11 - CONVERTIBLE DEBENTURES

During the year ended June 30, 2016, the Company had the following convertible debenture agreements, summarized as follows:

(a)	Vis Vires Group, Inc.:

•	On July 23, 2015, a total of $165,000 (extinguished) was received, net of $4,000 in legal fees. The convertible debt was due April 27, 2016;
•	On August 20, 2015, a total of $100,000 (extinguished) was received, net of $4,000 in legal fees. The convertible debt was due May 25, 2016;
•	On November 17, 2015, a total of $100,000 (extinguished) was received, net of $4,000 in legal fees. The convertible debt was due August 19, 2016; and
•	On January 28, 2016, a total of $75,000 (extinguished) was received, net of $3,500 in legal fees. The convertible debt was due November 1, 2016.
•	On March 25, 2016, a total of $125,000 (settled) was received, net of $3,500 in legal fees. The convertible debt was due December 29, 2016

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

On September 23, 2015, the first two convertible debentures with Vis Vires Group, Inc. were transferred to River North Equity LLC with identical terms with the exception of the maturity date of the note (note 9(b)).  The transfer of debt was accounted for as an extinguishment of debt with a gain on extinguishment of $1,927 recognized in the consolidated statement of operations

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 11 - CONVERTIBLE DEBENTURES (CONTINUED)

(a)	Vis Vires Group, Inc. (continued):

On March 21, 2016, the second two convertible debentures with Vis Vires Group, Inc. were transferred to Vista Capital Investments, LLC with identical terms with the exception of the maturity date of the note and a lower interest rate (note 9(c)).  The transfer of debt was accounted for as an extinguishment of debt with a gain on extinguishment of $67,148 recognized in the consolidated statement of operations during the year ended June 30, 2016.

The embedded conversion feature of the convertible debentures were treated as derivative liabilities measured at fair value on inception and at each reporting date with the debt component being allocated the residual value of the debt and amortized using the effective interest method to its maturity value. Debt issuance costs have been recorded as a reduction to the debt.

During the year ended June 30, 2016, the total net proceeds allocated to the derivative liability components were $261,974 with the residual net proceeds of $30,026 allocated to the debt components at inception.

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

The transfer of their debts were accounted for as an extinguishment of debt with a gain on extinguishment of $75,149 recognized in the consolidated statement of operations during the year ended June 30, 2016.

The embedded conversion features of the convertible debentures were treated as derivative liabilities measured at fair value on inception and at each reporting date with the debt component being allocated the residual value of the debt and amortized using the effective interest method to its maturity value. Debt issuance costs have been recorded as a reduction to the debt.

During the year ended June 30, 2016, the net proceeds of the replacement notes allocated to derivative liability components were $508,587 with the residual net proceeds of $29,561 allocated to the debt components at inception.

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

During the year ended June 30, 2016, the two notes with Vista Capital were settled with 2,833,333 common shares of the Company.

The convertible debentures include an up-front interest charge of 5% due at maturity and can be converted into common stock at the option of the holder at any time after date of issuance. The debenture has a conversion price equal to 63% of the market price. Market price is defined as the lowest trading price for the Company’s common stock during the twenty five-day trading period ending one trading day prior to the date of conversion notice with a limitation of 4.99% of the issued and outstanding common stock at the time of conversion unless the market capitalization of the Company falls below $2,500,000, then the limit will increase to 9.99%.

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

During the year ended June 30, 2016, the total net proceeds allocated to the derivative liability components were $215,250 with the residual net proceeds of $0 allocated to the debt components at inception.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 11 - CONVERTIBLE DEBENTURES (CONTINUED)

(d)	JMJ Financial

During the year ended June 30, 2016, the Company entered into two convertible debt notes with JMJ Financial.

First convertible note:

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

During the year ended June 30, 2016, the net proceeds allocated to the derivative liability component was $234,087 with the residual net proceeds of $65,913 allocated to the debt component at inception.

Second convertible note:

On May 5, 2016, the Company entered into a second convertible debt agreement with JMJ Financial. A total of $900,000 was received, net of an upfront OID 10% fee of $100,000. The convertible debenture is due May 5, 2017.

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

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 11 - CONVERTIBLE DEBENTURES (CONTINUED)

(d)	JMJ Financial (continued)

Second convertible note (continued)

The convertible debenture may be repaid by the Company as follows:

•	Outstanding principal multiplied by 120% together with accrued interest and unpaid interest thereon if prepaid within a period of 90 days beginning on the date of the Note
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

In addition to the convertible debt, the Company issued 1,250,000 share purchase warrants with an expiry date of May 5, 2020. The exercise price of the warrants will be the lessor of $0.20 per share, the lowest trade price in the 10 days prior to exercise or the adjusted price as described below.

The adjusted warrant price is described as follows:

•
At any time while the warrants are outstanding, any subsequent sale of shares of common stock, or any agreement whereby the holder may acquire common stock at an effective exercise price per share less than the warrant exercise price in effect, the exercise price of these warrants will automatically adjust to this new lower exercise price.

•
On June 7, 2016, 5,250,000 common shares were issued to settle $416,325 of the convertible debt with at a conversion price of $0.0793. This conversion price is now the new exercise price of the warrant.

These warrants are cashless and the number of shares received will be equivalent to the gain between the market price of shares at the time of exercise and the exercise price of warrant.

The price reset feature of the warrants have been accounted for as a derivative liability with fair value measured at inception and at each reporting date. Further, the embedded conversion feature of the convertible debenture was treated as a derivative liability measured at fair value on inception and at each reporting date. The proceeds of the loan were first allocated to the derivative warrant liability with the residual value then allocated to embedded conversion feature of the convertible debt and then allocated to the debt component. The debt is amortized over its life using the effective interest method. Debt issuance costs have been recorded as a reduction to the debt.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 11 - CONVERTIBLE DEBENTURES (CONTINUED)

During the year ended June 30, 2016, $815,837 of the face value of debentures were extinguished by issuing 15,463,881 shares of common stock of the Company. As a result, $2,059,738 representing the fair value of the derivative liabilities and the amortized cost of convertible debentures settled was included as additional paid in capital. $231,642 of the face value of debentures were extinguished with cash.

As of June 30, 2016, the total amortized value of the outstanding convertible debentures were $664,621 (June 30, 2015 - $94,107), the total fair value of the outstanding derivative liabilities were $142,797 (June 30, 2015 - $87,821) and the fair value of the warrant liability was $87,500 (June 30, 2015 - $nil).

During the year ended June 30, 2016, a fair value loss on the derivative liability of $815,491 (2015 - $1,092) was recognized. As of June 30, 2016, $115,079 of the fair value loss relates to the conversion features associated with the outstanding debentures with the remaining $700,412 related to the conversion features associated with the debentures that were settled and extinguished.

As of June 30, 2016, 1,374,041 (June 30, 2015 - 343,177) common shares of the Company would be required to settle the remaining tranches of convertible debt at a weighted average conversion price of $0.11 (June 30, 2015 - $0.26) per common share.

As of June 30, 2016, the face value of convertible debentures is $1,189,649 (June 30, 2015 - $133,976), which includes accrued interest of $146,087 (June 30, 2015 - $4,976).

During the year ended June 30, 2016, debt discount amortization of $511,623 (2015 - $103,956) was recorded as interest expense.

The fair value of the derivative financial liability is calculated using a binomial lattice valuation method at inception and the balance sheet date. The fair value of the warrant liability is calculated using the Monte Carlo Model at inception and the balance sheet date.

The following assumptions were used in determining the fair value of the derivative liabilities at inception during the year ended:

June 30, 2016
Share price	0.16 – 0.50
Conversion price	0.11 – 0.37
Expected life (years)	0.78 – 2.00
Interest rate	0.42 - 0.63%
Volatility	76.39 – 101.5%
Dividend yield	N/A
Estimated forfeitures	N/A

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 11 - CONVERTIBLE DEBENTURES (CONTINUED)

The following assumptions were used in determining the fair value of the derivative financial liabilities as of:

	June 30, 2016	June 30, 2015
Share price	0.16	0.64
Conversion price	0.11	0.39
Expected life (years)	0.850 – 1.25	0.27
Interest rate	0.45 - 0.50%	0.58%
Volatility	91.50 – 122.29%	65.73%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

The following assumptions were used in determining the fair value of the derivative warrant liability as of:

	June 30, 2016	June 30, 2015
Share price	0.16	N/A
Conversion price	$0.0915	N/A
Expected life (years)	1.85	N/A
Interest rate	0.58%	N/A
Volatility	92%	N/A
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

NOTE 12 – LOAN PAYABLE

During the year ended June 30, 2016, the Company entered into the following loan agreements, summarized as follows:

(a)
On Jan 1, 2016, the Company entered into a new financing arrangement to cover directors’ and officers’ liability insurance for the period December 31, 2015 to December 31, 2016. The amount financed was $73,176, which bears interest at 3.189% annually. Monthly payments of $8,131 are required to settle amounts owing. The balance outstanding as of June 30, 2016 was $32,522 (June 30, 2015 - $32,335).

As of June 30, 2016, $45,609 (June 30, 2015 – $45,351), representing the unamortized portion of prepaid insurance, is included in prepaid expenses on the consolidated balance sheet.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 12 – LOANS PAYABLE (CONTINUED)

(b)
On January 1, 2016, the Company entered into a short term loan agreement with an original maturity date of July 1, 2016, for $110,000. A one-time interest charge of 5% or $5,500 is due as of July 1, 2016. The loan was entered into to settle marketing fees payable. As of June 30, 2016, the loan balance on the consolidated balance sheet is $115,500.

On July 2, 2016 the maturity date of the loan was revised to include the following loan repayment dates:

(i)	$5,500 on July 5, 2016 (paid)
(ii)	$25,000 on July 18, 2016 (paid)
(iii)	$25,000 on July 29, 2016 (paid)
(iv)	$25,000 on August 8, 2016 (partially repaid); and
(v)	$35,000 on August 22, 2016

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

On September 9, 2016, the lender agreed to waive its right to conversion of the loan until January 31, 2017. As such, the Company expects to settle the debt with cash, no consideration for the default conversion feature has been accounted for.

(c)
On March 8, 2016, the Company entered into a short term loan agreement with a maturity date of May 8, 2016, for $120,000 net of legal fees of $6,000. A one-time OID fee of $20,00 was applied to the balance at inception of the loan. On May 9, 2016 the loan was settled with a cash payment of $146,000.

(d)
On March 30, 2016, the Company entered into a short term loan agreement with a maturity date of April 4, 2016, for $10,000. A one-time interest charge of $500 was applied to the balance at inception of the loan. On April 4, 2016, the principle and interest were repaid in cash.

NOTE 13 – EXTINGUISHMENT OF DEBT

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

There were no such extinguishments during the year ended June 30, 2016.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 14 - DEFERRED REVENUE

On June 21, 2013, the Company signed a ten year license agreement with Hanwha Advanced Materials Co., Ltd, of South Korea. The agreement grants Hanwha exclusive rights to sell, distribute and manufacture Integral's patented line of conductive plastics, ElectriPlast, in South Korea, as  well as non-exclusive sales and distribution rights to ElectriPlast for Japan, Taiwan and the China markets.

The agreement called for license fees as follows:

•	$250,000 (received) to be paid to the Company within 15 business days; and
•	$250,000 (received) payment to be paid to the Company no later than one year after signing the agreement.

The payments have been recorded as deferred revenue, which will be recognized as license fee revenue in the consolidated statements of operations over the life of the ten year contract. During the year ended June 30, 2016, $50,000 (June 30, 2014 - $29,167) has been recognized as revenue.

As of June 30, 2016 and June 30, 2015, the remaining deferred revenue was as follows:

	June 30, 2016	June 30, 2015

Current	$50,000	$50,000
Non-current	320,833	370,833
	$370,833	$420,833

NOTE 15 - LEASE AGREEMENTS

During the fiscal years June 30, 2016 and 2015, rent expense was $76,542 and $48,212, respectively. Effective July 1, 2013 the Company entered into a lease agreement whereby the Company is the lessee of office space.  The agreement expires on June 30, 2018, and monthly payments are $2,500.  Future minimum lease payments are as follows:

2017	30,000
2018	30,000
$60,000

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 16 - COMMITMENTS

During the fiscal year ended June 30, 2016, the following commitments were outstanding:

(a)
An employment agreement with an employee, dated November 1, 2013, engaging the individual to provide certain business development services to the Company in Korea. The term of the agreement is for three years and the Company is to pay the employee an annual salary of $150,000. The Company agreed to issue 810,000 shares of the Company’s common stock vesting 25% on the grant date and each anniversary thereafter. As at June 30, 2016, 607,500 shares have vested and 202,500 (2015 – 405,000) were issued during the year.

(b)
An employment agreement with an employee, dated November 1, 2013, engaging the individual to provide certain consulting services to the Company in Korea. The term of the agreement is for three years and the Company is to pay the employee an annual salary of $100,000. The Company agreed to issue 540,000 shares of the Company’s common stock vesting 25% on the grant date and each anniversary thereafter. As at June 30, 2016, 405,000 shares have vested and 135,000 (2015 – 270,000) were issued during the year.

(c)
An employment agreement with an employee, dated January 13, 2014, engaging the individual to provide certain technical expertise to the Company in the USA. The term of the agreement is for three years and the Company is to pay the employee an annual salary of $200,000. The Company agreed to issue 500,000 shares of the Company’s common stock vesting 33% on the grant date and each anniversary thereafter. As at June 30, 2016, 500,000 shares have vested and are obligated to be issued.

(d)
An employment agreement with an employee, dated January 1, 2014, engaging the individual to provide the expertise as that of the Chief Technical Officer.  The term of the agreement is for three years and the Company is to pay the employee an annual salary of $170,000 The Company agreed to issue 100,000 shares of the Company’s common stock vesting 33% on the grant date and each anniversary thereafter. As at June 30, 2016, 100,000 shares have vested and are obligated to be issued.

For each of the shares granted under the employee agreements above, fair value is measured at the grant date and recorded evenly over each of the vesting periods. During the year ended June 30, 2016, fair value of $179,583 was recorded to the consolidated statement of operations within selling, general and administrative.

(e)
Pursuant to a consulting agreement dated August 19, 2014, the Company is obligated to pay $5,000 to $12,500 per month based on the number of hours worked and to issue 6,000 shares of common stock per month beginning September 1, 2014.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements

NOTE 17 - SUBSEQUENT EVENTS

Subsequent to the year ended June 30, 2016, the following events occurred:

(a)
On July 27, 2016, the Company completed a private placement amounting to $226,355 for the issuance of 1,968,304 units. Each unit consisted of one common share at $0.115 per share and one quarter share purchase warrant at $0.001 per warrant to purchase 492,076 common shares on or before April 30, 2017 at an exercise price of $0.30 per warrant.

(b)
On August 22, 2016, the Company completed a private placement amounting to $94,000 for the issuance of 817,391 units. Each unit consisted of one common share at $0.115 per share and one quarter share purchase warrant at $0.001 per warrant to purchase 204,348 common shares on or before May 31, 2017 at an exercise price of $0.30 per warrant.

(c)
On September 2, 2016, the Company entered into a promissory note agreement and received a total of $80,000, net of $8,000 in fees. The $88,000 plus a one-time interest charge of 10% is due December 2, 2016. In addition, the Company is to issue 100,000 common shares within 14 days of the start of the note. In the event of default (non-payment), the balance of the promissory note will increase by 140%.

(d)	On September 21, 2016, the Company issued 1,035,864 shares to settle the remaining balance of $69,649, the first convertible debt note with JMJ Financial (note 11(d)).

(e)	On November 29, 2016, increased its authorized common shares to 250,000,000 from 150,000,000.

(f)
During December, 2016, the Company completed private placements amounting to $210,000 for the issuance of 3,000,000 units.  Each unit consisted of one common share at $0.07 per share and one quarter share purchase warrant at $0.001 per warrant to purchase 750,000 common shares on or before October 1, 2017 at an exercise price of $0.20 per warrant.

(g)
During January 2017, the Company completed a private placement amounting to $23,800 for the issuance of 340,000 units. Each unit consisted of one common share at $0.07 per share and one quarter share purchase warrant at $0.001 per warrant to purchase 85,000 common shares on or before October 1, 2017 at an exercise price of $0.20 per warrant.