Form 10-Q
period 2016-09-30
INTEGRAL TECHNOLOGIES INC
filed 2017-02-10
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016.

OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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

Issuer's telephone number: (812) 550-1770

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  As of February 6, 2017, there were 140,402,603 outstanding shares of the Registrant's Common Stock, $0.001 par value.

INTEGRAL TECHNOLOGIES, INC.

SEPTEMBER 30, 2016 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Integral Technologies, Inc.

Consolidated Balance Sheets

As of September 30, 2016, (Unaudited) and June 30, 2016 (Audited)

	September 30, 2016	June 30, 2016

ASSETS
Current assets:
Cash	$7,983	$47,350
Accounts receivable	1,475	1,475
Related party receivable	31,164	20,419
Prepaid expense	77,276	90,329

Total current assets	117,898	159,573

Deposit	2,500	2,500
Property and equipment, net	77,146	74,689

Total Assets	$197,544	$236,762

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,320,308	$1,004,550
Related party payable	99,500	30,000
Loans payable	130,423	148,022
Deferred revenue	50,000	50,000
Convertible debentures	673,846	664,621
Derivative liabilities	48,900	142,797
Warrant liability	54,700	87,500

Total current liabilities	2,377,677	2,127,490

Non-current liabilities:
Deferred revenue, net of current portion	308,333	320,833

Total Liabilities	2,686,010	2,448,323

Commitments and Contingencies

Stockholders' Deficit
Preferred stock and paid-in capital in excess of $0.001 par value, 20,000,000 shares authorized, 0 (June 30, 2016 - 0) issued and outstanding	-	-
Common stock and paid in capital in excess of $0.001 par value, 150,000,000 shares authorized, 137,327,603 (June 30, 2016 - 133,506,044) issued and outstanding	55,469,560	55,024,270
Share subscriptions and obligations to issue shares	348,764	340,184
Accumulated other comprehensive income	46,267	46,267
Accumulated deficit	(58,353,057)	(57,622,282)

Total stockholders' deficit	(2,488,466)	(2,211,561)

Total Liabilities and Stockholders' Deficit	$197,544	$236,762

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.

Consolidated Statements of Operations

For the three months ended September 30, 2016 and 2015 (unaudited)

	Three Months Ended September 30,
	2016	2015

Revenue	$12,500	$12,700
Related party revenues	10,745	-
Total revenues	23,245	12,700

Operating expenses:
Selling, general, and administrative expenses	656,429	796,453
Research and development	129,839	182,997

Total operating expenses	786,268	979,450

Fair value gain (loss) on derivative financial liabilities	29,238	(56,850)
Fair value gain on warrant liability	32,800	-
Gain on extinguishment of convertible debenture	-	1,927
Other income	12	26
Interest expense	(29,802)	(60,738)

Net Loss	$(730,775)	$(1,082,385)

Net loss per share – basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	135,385,386	114,539,678

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.

Consolidated Statements of Cash Flows

For the three months ended September 30, 2016 and 2015 (unaudited)

	Three Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(730,775)	$(1,082,385)
Items not involving cash
Depreciation	1,043	1,146
Amortization of debt issuance costs	4,293
Deferred revenues	(12,500)	(12,500)
Fair value gain on warrant liability	(32,800)	-
Fair value loss (gain) on derivative financial liabilities	(29,238)	56,850
Interest on convertible debentures	24,605	51,640
Obligation to issue shares for consulting services	8,580	9,720
Stock-based compensation	44,896	44,896
Gain on extinguishment of convertible debentures	-	(1,927)
Settlement of debt	-	6,220
Changes in working capital	387,566	218,560
	(334,330)	(707,780)
Cash flows from investing activities:
Purchase of property and equipment	(3,500)	-
	(3,500)	-
Cash flows from financing activities:
Proceeds from loans	80,000	-
Repayment of loans	(101,892)	(32,335)
Proceeds from issuance of common stock	320,355	28,000
Proceeds from warrants exercised	-	69,000
Subscriptions received	-	114,000
Proceeds from convertible debentures	-	663,950
	298,463	842,615
(Decrease) Increase in cash	(39,367)	134,835
Cash, beginning of year	47,350	117,307
Cash, end of year	$7,983	$252,142

Supplemental cash flow information:
Interest paid	$904	$9,089

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are presented in United States dollars. We have prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The consolidated financial statements include the Company’s wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed from the accompanying consolidated financial statements. The accompanying comparative year end consolidated balance sheet was derived from the audited financial statements included in the annual financial statements. The accompanying interim financial statements are unaudited, and reflect all adjustments which are in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position, results of operations, and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. All intercompany transactions and balances have been eliminated in consolidation. The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods. Nevertheless, we believe that the disclosures are adequate to ensure the information presented is not misleading. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended June 30, 2016 included in the Company’s 10-K filed with the SEC on January 17, 2017.

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Integral Operating, LLC (“Operating”), Integral Vision Systems, Inc. ("IVSI"), Antek Wireless Inc. ("Antek"), Electriplast Corp. (formerly Plastenna, Inc.) (“Electriplast”), Integral Technologies Asia, Inc. (“Asia”) and its 76.625%-owned subsidiary, Emergent Technologies Corp. ("ETC"), which is currently inactive. ETC's non-controlling interest balance is immaterial to the financial statements. All intercompany balances and transactions have been eliminated.

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

Revenue recognition

The Company has not generated significant revenue since inception. Although the Company has begun to receive revenue from the sale of material for commercial applications and a managerial contract, the Company continues to devote substantially all its efforts to developing the business.

The Company recognizes related party revenues from TheMix Plastics, Inc. for which it provides management services, on a net basis. Related party management fees are recognized monthly as management services are provided to TheMix Plastics, Inc. This is the point that revenues are considered realizable and earned.

As discussed in Note 14, the Company signed a ten-year license agreement with Hanwha Advanced Materials Co., Ltd., (“Hanwa”), of South Korea. For license agreements that the Company enters into, revenue is recognized when all four of the following criteria are met: (i) a contract is executed, (ii) the contract price is fixed and determinable, (iii) delivery of the service or products has occurred, and (iv) collectability of the contract amounts is reasonably assured.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $3,936 and $16,917 for the three months ended September 30, 2016 and 2015, respectively.

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

ASC 820 Fair Value Measurements and Disclosures specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC 820, these inputs are summarized in the three broad levels listed below:

●	Level 1 – Quoted prices in active markets for identical securities;
●	Level 2 – Other significant observable inputs that are observable through corroboration with market data (including quoted prices in active markets for similar securities); and
●	Level 3 – Significant unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability.

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

Reclassifications:

For comparability, certain 2016 fiscal year amounts have been reclassified to conform to classifications adopted in the 2017 fiscal year. These reclassifications did not have an impact on stockholders’ deficit or net loss on the 2016 fiscal year consolidated financial statements.

Recent Accounting Pronouncements not yet adopted

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

In February 2016, FASB issued ASU 2016-2, Leases, under which lessees will recognize most leases on the balance sheet. This will generally increase reported assets and liabilities. For public entities, this ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. ASU 2016-2 mandates a modified retrospective transition method for all entities. We are in the process of determining the impact that the updated accounting guidance will have on our financial statements.

Recent accounting pronouncements adopted

In April 2015, the FASB issued Update No. 2015-03 – Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt issuance costs. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $730,775 for the three months ended September 30, 2016 (2015 - $1,082,385), and an accumulated deficit as of September 30, 2016, $58,353,057 (June 30, 2016 - $57,622,282) and a working capital deficiency of $2,259,779 as of September 30, 2016, (June 30, 2016 - $1,967,917).  The Company does not have sufficient revenue-producing activities to fund its expenditure requirements to continue to advance researching, developing and commercializing its conductive plastics technology, ElectriPlast. Subsequent to period end, the Company raised $233,800 pursuant to private placements (note 12). The Company estimates that, without further funding, it will deplete its cash resources within three months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 4 - STOCKHOLDERS’ DEFICIT

Common stock

During the three months ended September 30, 2016, the Company completed the following private placements:

(i)

On July 27, 2016, the Company raised $226,355 for the issuance of 1,968,304 units. Each unit consisted of one common share at $0.115 per share and one quarter share purchase warrant at $0.001 per warrant to purchase 492,076 common shares on or before April 30, 2017 at an exercise price of $0.30 per warrant.

(ii)

On August 22, 2016, the Company raised $94,000 for the issuance of 817,391 units. Each unit consisted of one common share at $0.115 per share and one quarter share purchase warrant at $0.001 per warrant to purchase 204,348 common shares on or before May 31, 2017 at an exercise price of $0.30 per warrant.

During the three months ended September 30, 2016, the Company issued shares of common stock to settle the following debt:

(i)	On September 21, 2016, the Company issued 1,035,864 shares to settle the remaining balance of $69,649, the first convertible debt note with JMJ Financial (note 9).

During the year ended June 30, 2016, the Company completed the following private placement:

(i)	Completed a private placement amounting to $28,000 for the issuance of 56,000 shares of common stock at $0.50 per share.

Preferred stock

As of September 30, 2016, and June 30, 2016 there are no outstanding preferred shares of stock.

Stock-based compensation

During the three months ended September 30, 2016, the Company recorded stock-based compensation expense with respect to vesting stock options, restricted stock and warrants and modified stock options of $44,896 (2015 - $44,896) included in selling, general, and administrative expenses.

Stock-based compensation not yet recognized at September 30, 2016 relating to non-vested stock options was $151,679 (June 30, 2016 - $196,575), which will be recognized over a period of 1 year (2016 – 1 year).

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

In January 2001, the Company adopted the Integral Technologies, Inc. 2001 Stock Plan (the "2001 Plan"), a non-qualified stock option plan under which the Company may issue up to 2,500,000 stock options and bonuses of common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company. This plan was amended during December 2001 to increase the number of common stock options that may be granted from 2,500,000 to 3,500,000 stock options. As of September 30, 2016, there were no (June 30, 2016 - nil) common stock options available under this plan.

In April 2003, the Company adopted the Integral Technologies, Inc. 2003 Stock Plan (the "2003 Plan"), a non-qualified stock option plan under which the Company may issue up to 1,500,000 stock options. As of September 30, 2016, there were no (June 30, 2016 - nil) common stock options available under this plan.

During the fiscal year ended June 30, 2010, the Company adopted the Integral Technologies, Inc. 2009 Stock Plan (the "2009 Plan"), a non-qualified stock option plan under which the Company may issue up to 4,000,000 common stock options. As of September 30, 2016, there were no (June 30, 2016 - nil) common stock options available under this plan.

Stock option activity

The following summarizes information about the Company’s options outstanding:

	Number of Options	Price Per Option			Weighted Average Exercise Price
Outstanding, June 30, 2016	1,150,000	$ 0.25	to	$ 0.85	$0.37
Granted	-		-		-
Cancelled	(150,000)		$ 0.50		$0.50
Expired	-		-		-
	-
Outstanding, September 30, 2016	1,000,000	$ 0.25	to	$ 0.85	$0.36
Exercisable, September 30, 2016	950,000	$ 0.25	to	$ 0.85	$0.36

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 4 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock option activity (continued)

A summary of the status of non-vested options as of September 30, 2016, is as follows:

	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at June 30, 2016	50,000	$0.25
Options granted	-	-
Options forfeited	-	-
Options vested	-	-

Non-vested at September 30, 2016	50,000	$0.25

The weighted average remaining contractual lives for options outstanding and exercisable at September 30, 2016 are 1.20 years and 0.98 years (June 30, 2016 - 1.13 and 0.93 years), respectively.

The following summarizes the options outstanding and exercisable:

		Number of Options
Expiry Date	Exercise Price	September 30, 2016	June 30, 2016
December 1, 2016	$0.85	100,000	100,000
December 1, 2016	$0.50	-	75,000
February 19, 2017	$0.31	750,000	750,000
June 1, 2017	$0.50	-	75,000
January 13, 2019	$0.25	50,000	50,000
January 13, 2020	$0.25	50,000	50,000
January 13, 2021	$0.25	50,000	50,000
Total outstanding		1,000,000	1,150,000
Total exercisable		950,000	1,100,000

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 4 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock option activity (continued)

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2016 was $nil and $nil (June 30, 2016 - $nil and $nil), respectively. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value is the difference between the market value of the shares and the exercise price of the award.

During the year ended June 30, 2014, the Company entered into employment agreements, whereby the employees would be granted restricted shares. The holder of a restricted share award is generally entitled at all times on and after the date of the agreement to exercise the rights of a shareholder of the Company, including the right to vote and the right to receive dividends on the shares. These shareholders do not have the ability to sell, transfer or otherwise encumber the restricted shares awards until they fully vest. The restricted shares granted vest over three or four-year periods and the grant date fair value of the awards is recognized as expense over the vesting period. During the three months ended September 30, 2016, total compensation expense of $44,896 (2015 - $44,896) was recognized as stock-based compensation and included in selling, general and administration expense.

During the three months ended September 30, 2016, the Company issued nil shares (year ended June 30, 2016 - 377,500) and is obligated to issue an additional 600,000 shares pursuant to the employment agreements.

A summary of the status of non-vested restricted shares as of September 30, 2016, is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-vested at June 30, 2016	337,500	$0.38
Awards granted	-	-
Awards forfeited	-	-
Awards vested	-	$-

Non-vested at September 30, 2016	337,500	$0.38

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 4 - STOCKHOLDERS’ DEFICIT, CONTINUED

Stock purchase warrants

The following summarizes information about the Company’s stock purchase warrants outstanding:

	Number of Warrants	Price Per Share			Weighted Average Exercise Price

Balance, June 30, 2016	12,506,309	$0.08	-	$0.50	$0.32
Granted	696,424		$0.30		$0.30

Balance, September 30, 2016	13,202,733	$0.08	-	$0.50	$0.32

		Number of Warrants
Expiry Date	Exercise Price	September 30, 2016	June 30, 2016

November 25, 2016	$0.30	8,501,786	8,501,786
November 25, 2016	$0.50	2,754,523	2,754,523
April 30, 2017	$0.30	492,076	-
May 31, 2017	$0.30	204,348	-
May 5, 2020	$0.08	1,250,000	1,250,000
Total outstanding and exercisable		13,202,733	12,506,309

Share obligations

Pursuant to a consulting agreement with the CFO dated August 19, 2013, the Company is obligated to pay $5,000 to $12,500 per month based on the number of hours worked and to issue 6,000 shares of common stock per month beginning September 1, 2013.

As of September 30, 2016, no shares have been issued. As such, a total of 222,000 shares of common stock are issuable. The obligation to issue shares of common stock was measured at a weighted average fair value of $0.40 per share on the date each series of shares became issuable. During the three months ended September 30, 2016, $2,280 (2015 - $9,720) was recorded as an obligation to issue shares. As of September 30, 2016, a total balance of $89,220 (June 30, 2016 - $86,940) remains as an obligation to issue the shares within equity, as this obligation can only be satisfied in shares of common stock.

Pursuant to director’s agreements, the Company is obligated to issue 65,000 shares of common stock. As at September 30, 2016, these shares have not been issued and as such, the grant date fair value of $29,250 has been recognized in obligation to issue shares within equity.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 5 - INCOME TAXES

There are no current or deferred tax expenses for the three months ended September, 2016, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion to provide a full valuation allowance for financial reporting purposes.  As of September 30, 2016, the Company had a net operating loss carry-forward of $43,230,000.

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Changes in working capital
Prepaid expenses	$13,053	$7,982
Related party receivable	(10,745)	-
Accounts payable and accruals	315,758	210,578
Related party payable	69,500	-
	$387,566	$218,560

Shares issued for:
Subscriptions received in prior year	$-	$114,000
Settlement of debt	-	6,220
Settlement of convertible debenture	80,039	222,141

NOTE 7 - RELATED PARTY TRANSACTIONS

As of September 30, 2016, $99,500 (June 30, 2016 - $30,000) was owed to the Company's executives for outstanding managements fees, consulting fees and business related reimbursements, and are without interest or stated terms of repayment.

As of September 30, 2016, $31,164 (June 30, 2016 - $20,419) was owed by a company managed by a Director of Electriplast Corp., a wholly owned subsidiary of the Company. All balances are expected to be collected.

NOTE 8 - SEGMENT INFORMATION

The Company operates primarily in one business segment, the development of electronically-conductive resin-based materials, with operations located in the US.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 9 - CONVERTIBLE DEBENTURES

During the three months ended September 30, 2016, $69,649 of the face value of debentures were extinguished by issuing 1,035,000 shares of common stock of the Company. As a result, $80,039 representing the fair value of the derivative liabilities and the amortized cost of convertible debentures settled was included as additional paid in capital.

As of September 30, 2016, the total amortized value of the outstanding convertible debentures were $673,846 (June 30, 2016 - $664,621), the total fair value of the outstanding derivative liabilities were $48,900 (June 30, 2016 - $142,797) and the fair value of the warrant liability was $54,700 (June 30, 2016 - $87,500).

During the three months ended September 30, 2016, a fair value gain on the derivative liability of $29,238 (2015 fair value loss - $56,850) was recognized. As of September 30, 2016, $29,279 of the fair value gain relates to the conversion features associated with the outstanding debentures with the remaining fair value loss of $41 relating to the conversion feature associated with the debenture that was settled and extinguished.

As of September 30, 2016, 12,025,248 (June 30, 2016 – 1,374,041) common shares of the Company would be required to settle the remaining tranches of convertible debt at a weighted average conversion price of $0.06 (June 30, 2016 - $0.11) per common share.

As of September 30, 2016, the face value of convertible debentures is $703,477 (June 30, 2016 - $1,189,649), which includes accrued interest of $120,000 (June 30, 2016 - $146,087).

During the three months ended September 30, 2016, debt discount amortization of $24,605 (2015 - $51,640) was recorded as interest expense.

The fair value of the derivative financial liability is calculated using a binomial lattice valuation method at inception and the balance sheet date. The fair value of the warrant liability is calculated using the Monte Carlo Model at inception and the balance sheet date.

The following assumptions were used in determining the fair value of the derivative liabilities at inception during the three months ended:

	September 30, 2016
Share price	0.16	–	0.50
Conversion price	0.11	–	0.37
Expected life (years)	0.78	–	2.00
Interest rate	0.42	–	0.63%
Volatility	76.39	–	101.5%
Dividend yield		N/A
Estimated forfeitures		N/A

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

The following assumptions were used in determining the fair value of the derivative financial liabilities as of:

	September 30, 2016	June 30, 2016
Share price	0.10		0.16
Conversion price	0.06		0.11
Expected life (years)	0.59	0.850	–	1.25
Interest rate	0.50%	0.45	-	0.50%
Volatility	91.50%	91.50	–	122.29%
Dividend yield	N/A		N/A
Estimated forfeitures	N/A		N/A

The following assumptions were used in determining the fair value of the derivative warrant liability as of:

	September 30, 2016	June 30, 2016
Share price	0.10	0.16
Conversion price	$0.09	$0.09
Expected life (years)	1.59	1.85
Interest rate	0.58%	0.58%
Volatility	92%	92%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

NOTE 10 – LOANS PAYABLE

During the three months ended September 30, 2016, the Company had the following loan agreements outstanding, summarized as follows:

(a)

On Jan 1, 2016, the Company entered into a new financing arrangement to cover directors’ and officers’ liability insurance for the period December 31, 2015 to December 31, 2016. The amount financed was $73,176, which bears interest at 3.189% annually. Monthly payments of $8,131 are required to settle amounts owing. The balance outstanding as of September 30, 2016, was $8,131 (June 30, 2016 - $32,522).

As of September 30, 2016, $22,803 (June 30, 2016 – $45,609), representing the unamortized portion of prepaid insurance, is included in prepaid expenses on the consolidated balance sheet.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 10 – LOANS PAYABLE (CONTINUED)

(b)

On January 1, 2016, the Company entered into a short-term loan agreement with an original maturity date of July 1, 2016, for $110,000. A one-time interest charge of 5% or $5,500 is due as of July 1, 2016. The loan was entered into to settle marketing fees payable. As of June 30, 2016, the loan balance on the consolidated balance sheet is $115,500.

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

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 11 - DEFERRED REVENUE

On June 21, 2013, the Company signed a ten-year license agreement with Hanwha Advanced Materials Co., Ltd, of South Korea. The agreement grants Hanwha exclusive rights to sell, distribute and manufacture Integral's patented line of conductive plastics, ElectriPlast, in South Korea, as well as non-exclusive sales and distribution rights to ElectriPlast for Japan, Taiwan and the China markets.

The agreement called for license fees as follows:

●	$250,000 (received) to be paid to the Company within 15 business days; and
●	$250,000 (received) payment to be paid to the Company no later than one year after signing the agreement.

The payments have been recorded as deferred revenue, which will be recognized as license fee revenue in the consolidated statements of operations over the life of the ten-year contract. During the three months ended September 30, 2016, $12,500 (2015 - $12,500) has been recognized as revenue.

As of September 30, 2016 and June 30, 2016, the remaining deferred revenue was as follows:

	September 30, 2016	June 30, 2016

Current	$50,000	$50,000
Non-current	308,333	320,833

	$358,333	$370,833

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to the three months ended September 30, 2016, the following events occurred:

(d)	On November 29, 2016, increased its authorized common shares to 250,000,000 from 150,000,000.

(e)

During December, 2016, the Company completed private placements amounting to $210,000 for the issuance of 3,000,000 units. Each unit consisted of one common share at $0.07 per share and one quarter share purchase warrant at $0.001 per warrant to purchase 750,000 common shares on or before October 1, 2017 at an exercise price of $0.20 per warrant.

(f)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by Integral Technologies, Inc. (“Integral” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements.  Statements contained herein that are not historical facts are forward-looking statements.  Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements.  Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, our ability to compete in a highly competitive market, our access to sources of capital, and other risks and uncertainties described in our annual report on Form 10-K for the fiscal year ended  June  30, 2016 as filed with the Securities and Exchange Commission on January 17, 2017, and available at www.sec.gov.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

During the year ended June 30, 2016, several steps were taken by the Company to mature certain client relationships and applications while also addressing on-going funding requirements. The Company signed a global Reseller and Marketing Agreement with a leading nickel-plating carbon fiber manufacturer dated March 1, 2016. The agreement provides exclusivity for certain major customer(s) with a provision for expanding the exclusivity rights to the Company. Nickel-plated carbon fiber is a key conductive material in the making of ElectriPlast® and the Company will pursue other opportunities that strengthens its relationship with key suppliers.  Earlier in 2015, the Company filed non-provisional patents associated with its bipolar battery technology and bipolar plate products.  The Company believes the bipolar battery plate and associated power storage technology provides long-sought breakout weight savings and performance benefits for the lead-acid battery market. The company intends to develop the power storage technology as an Integral Technologies business unit and will seek partners to fully develop batteries for consumer and industrial consumption.  The first prototype battery utilizing the ElectriPlast bipolar technology was produced in 2015.  The battery was produced by Advanced Battery Concepts.   Based on the initial prototype and a series of discussion during the quarter, the Company announced on April 26, 2016 a Joint Technology Assessment Program with Advanced Battery Concepts, an industry leader in large format bi-polar battery design and manufacture.  Working under the JTAP, the parties produced a second, more advanced bipolar battery which it showcased at the 2016 North America Battery Show in Novi, Michigan and at the Company’s special shareholders meeting in Evansville, Indiana in November 2016.

During the quarter, the Company continued its efforts to expand its lower conductive product line. The lower conductive line addresses the needs of a much larger segment of the global conductive plastics market, including electrostatic dissipation (ESD) applications and other applications requiring a lower conductive material.  The new product line enables the Company to offer a more complete line of conductive plastics serving both the needs of lower conductive applications, while continuing to offer its more highly conductive line of plastics through its ElectriPlast® product line. The Company believes the lower conductive market holds significant revenue potential with many potential customers already accepting the benefits of a low conductive plastic thereby creating short-term sales opportunities

Companies continue to incorporate ElectriPlast in their on-going product development evaluations.  On March 30, 2016, the Company announced that LeddarTech includes ElectriPlast material to produce lens barrels in its latest release of its LeddarOne Sensing Module, a compact and low-cost lidar that provides valuable presence detection and distance measurement capabilities to a wide range of finished products.  In the announcement, LeddarTech highlighted the superior qualities of ElectriPlast in the key areas of weight-reduction, cost, and robustness in the demanding environment of drone aircraft.

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

The company continues to make progress in shielding in the electric vehicle market.  During the year, the Company provided ElectriPlast material and applications support to a Tier 1 company for finalizing an application for an electric vehicle. The company has been approved as a supplier for the domestic Tier 1 for the purpose of supplying ElectriPlast for a specific electric vehicle platform expected to go into production in 2017.  The company expects initial commercial orders to be produced in the second half of 2017. There were no orders during the three months ended September 30, 2016.

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

Funding remains a priority for the Company, and during the three months ended September 30, 2016, $298,463 was raised through a combination of debt and private placements, net of loan repayments.

Concurrent with the filing of this 10-Q, the Company is announcing that on February 10, 2017 that Eli Dusenbury has been named the Company's Chief Financial Officer and Corporate Secretary. Mr. Dusenbury is succeeding Mr. W. Bartlett Snell who resigned from the company at the end of his agreement. Mr. Snell’s resignation is not in connection with any disagreement or dispute with the Company. Mr. Dusenbury has extensive experience in public accounting providing assurance services to both public and private sector companies reporting in Canada and the US over a broad range of industries including but not limited to: technology, agriculture, engineering, mining & exploration, manufacturing and financing.  As CFO, Mr. Dusenbury will be responsible for ensuring that the finances of the organization can support Company growth as it capitalizes on the global opportunity for its ElectriPlast line of conductive plastics.

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

Integral has a registered US trademark for ELECTRIPLAST®, a registered US trademark for INTEGRAL (with design)®, and a registered US trademark application for WHERE LIGHTWEIGHTING STARTSTM.  In addition, Integral has a registered mark for ELECTRIPLAST® in China, Japan, Korea, Europe and Taiwan.  In addition, Integral has a registered mark for WHERE LIGHTWEIGHTING STARTS® in Europe, Japan and Korea.  These applications and registrations establish rights for the use of these marks in commerce.

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

As of September 30, 2016, our assets were $117,898 consisting of cash of $7,983, accounts receivable of $1,475, related party receivables of $31,164, prepaid expense of $77,276, deposit of $2,500 and property and equipment of $77,146.

As of September 30, 2016, current liabilities of $2,377,677 consisting of accounts payable and accruals of $1,320,308, related party payables of $99,500, a loan payable of $130,423, deferred revenues of $50,000, convertible debentures of $673,846, derivative liabilities of $48,900 and warrant liability of $54,700. Non-current liabilities consist of deferred revenues of $308,333.

As of September 30, 2016, total stockholders' deficit was $2,488,466.

Results of Operations of the Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

Our net loss for the three months ended September 30, 2016, was $730,775 compared to a net loss of $1,082,385 for the three months ended September 30, 2015, representing a decrease of $351,610. Significant changes for the three months ended September 30, 2016, compared to the corresponding period of the prior period have been described as follows:

●	Revenues increased by $10,545 to $23,245 for the three months ended September 30, 2016. The increase is a result of a new contract with a plastics technology company, of $10,745.

Operating expense for the three months ended September 30, 2016, were $786,268 compared to operating expense of $979,450 for the three months ended September 30, 2015, representing a decrease of $193,182. Significant changes for the three months ended September 30, 2016, compared to the corresponding period of the prior fiscal year have been described as follows:

●

Consulting fees decreased by $87,584 to $155,780 for the three months ended September 30, 2016. Consulting fees include non-cash share obligations for the three months ended September 30, 2016 of $2,280 compared to non-cash shares issued for services of $5,280 for the three months ended September 30, 2015. The decrease is due to implementing cost saving strategies and reduction in use of external consultants. As described in the notes to the financial statements, the fair value of the share obligations were measured in reference to their market value on the date each series of shares became issuable;

●

Research and development costs decreased by $53,158 to $129,839 for the three months ended September 30, 2016. The decrease is due to the Company’s focus on further developing nascent revenue streams and from reduced research and development requirements for the quarter.

Significant changes for other income and expenses for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, have been described as follows:

●

Fair value gain on derivative financial liabilities for the three months ended September 30, 2016 was $29,238 compared to a loss of $56,850 for the three months ended September 30, 2015. During the three months ending September 30, 2016, the Company primarily used equity financing to fund operations; whereas, in the corresponding period of the prior fiscal year, the Company primarily funded operations through debt. Further, the reduction drop in the share price has resulted in a drop in the fair value of debt resulting in a gain on the decrease in the derivative liability obligation. As described in the notes to the financial statements, the fair value loss on derivative financial liabilities is non-cash fair value measurement calculated using the Black-Sholes option pricing model and a binomial lattice model where appropriate.

●

Fair value gain on warrant liability for the three months ended September 30, 2016 was $32,800 compared to $nil for the three months ended September 30, 2015. During the three months ending September 30, 2016, the Company had warrants outstanding giving rise to a liability due to the nature of the conversion features of the warrant; whereas there were no such warrants outstanding during the three months ended September 30, 2015. The gain in the warrant liability is due to a reduction in the share price resulting in a corresponding drop in the fair value of debt. As described in the notes to the financial statements, the fair value loss on derivative financial liabilities is non-cash fair value measurement calculated using the Monte Carlo method.

●

Gain on extinguishment of convertible debenture was $nil compared to $1,927 for the three months ended June 30, 2015. During the three months ended September 30, 2016, the Company had no transactions resulting in an extinguishment of its convertible debt. In the prior year, the Company transferred its convertible debt to a new lender with more favorable terms resulting in an extinguishment gain of $1,927 for accounting purposes.

●

Interest expense decreased by $30,936 for the three months ended September 30, 2016, due to the decrease in convertible debt transactions. Included in interest expense is the amortization of the convertible debt discount of $24,605 (2015 - $54,640). Remaining change in interest expense is due to a reduction in the amount of loans outstanding at the end of the period.

Critical Accounting Policies and Estimates

Revenue recognition

The Company recognizes related party revenues from a contract with a plastics technology company for which it provides management services, on a net basis. Related party management fees are recognized monthly as management services are provided. This is the point that revenues are considered realizable and earned.

The Company signed a ten-year license agreement with Hanwha Advanced Materials Corp., of South Korea. For license agreements that the Company enters into, revenue is recognized when all four of the following criteria are met: (i) a contract is executed, (ii) the contract price is fixed and determinable, (iii) delivery of the service or products has occurred, and (iv) collectability of the contract amounts is reasonably assured.

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

There have been no material changes to our critical accounting policies as described in Item 9 of our most recent annual report on Form 10-K for the year ended June 30, 2016, as filed with the Securities and Exchange Commission on January17, 2017.

Management does not believe that any new accounting pronouncements not yet effective will have any material effect on the Company’s consolidated financial statements if adopted.

Liquidity and Capital Resources

As of September 30, 2016, we had $7,983 in cash on hand, and we estimate that we will continue to require $3 million annually of additional financing to fund our ongoing operating and capital expenditures in order to carry out our business plan and to continue to operate during our fiscal year ending June 30, 2017. The Company has historically funded this requirement through a combination of debt and equity proceeds. Until such time as the Company launches material product-based manufacturing operations, we believe our funding need will remain approximately $3 million annually, and we will disclose promptly any changes to that estimate.

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

The Company’s cash usage since inception in 1996 has been funded primarily from proceeds from the issuance of common stock. The company has issued warrants which have the potential to yield $4,136,725 calculated as 2,754,523 warrants exercisable at $0.50 per share and 9,198,210 warrants exercisable at $0.30 per share. In the event the stock price rises to certain levels in the future and that some or all of the warrant holders elect to acquire Common Stock shares by exercising their warrants, prior to the expiry date, the Company may raise additional funds from warrant holders. We have no ability to forecast future stock price movements nor are we able to determine how many warrant holder would elect to acquire shares by exercising their warrants. Subsequent to year end the company has raised $233,800 through equity and debt financing.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As at September 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Our evaluation was based on the criteria for smaller public companies set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on our evaluation under those criteria, our management concluded that, as of September 30, 2016, our internal control over financial reporting is ineffective due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The primary factor contributing to the material weakness, which relates to our financial statement close process, was as follows:

●

From time to time we experience delays in receiving, reviewing and accounting for complex transactions including financings. As a result of these delays, we were not able to file our 10-Q timely, which is evidence that we have a material weakness in internal controls.

While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US GAAP, based on the material weakness identified above, we have already implemented, the specific remediation initiative described below:

●

Management contracted the services of a third-party firm to create and conduct the required sophisticated analysis for the complex transactions impacting the June 30, 2016 10-K, and may continue to use their services for quarterly reporting as required.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 - OTHER INFORMATION

On October 12, 2016, the Board of Directors of Integral Technologies, Inc. (the “Company”) approved and recommended for stockholder approval an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock to 250,000,000 from 150,000,000 (the “Charter Amendment”). On November 28, 2016, the Company’s stockholders approved the Charter Amendment. The final voting results at the Company’s special meeting of stockholders with respect to the Charter Amendment were 70,311,541shares voted for, 8,343,794 shares voted against and 167,670 shares abstaining. The Charter Amendment was filed with the Nevada Secretary of State and became effective on November 28, 2016. A copy of the Charter Amendment is attached to this Current Report as Exhibit 3.1 and is incorporated by reference herein.

On November 28, 2016, at the Company’s special meeting of stockholders, the Company’s stockholders approved the Charter Amendment described in Item 5.03 above.

As of the record date for the meeting of October 24, 2016, 137,413,603 shares of common stock, constituting all of the outstanding capital stock of the Company, were issued and outstanding, of which a total of 78,823,005 shares were voted at the special meeting.

ITEM 6. Exhibits

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code is filed herewith.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code is filed herewith.

99.1	Press release

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integral Technologies, Inc.

By:	/s/ Douglas Bathauer
Douglas Bathauer, Chief Executive Officer (Principal Executive Office)

By:	/s/ Eli Dusenbury
Eli Dusenbury, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 10, 2017

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code is filed herewith.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code is filed herewith.

99.1	Press Release

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document