Form 10-Q
period 2016-12-31
INTEGRAL TECHNOLOGIES INC
filed 2017-02-17
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 10, 2017, there were 140,402,603 outstanding shares of the Registrant's Common Stock, $0.001 par value.

INTEGRAL TECHNOLOGIES, INC.

DECEMBER 31, 2016 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Integral Technologies, Inc.

Consolidated Balance Sheets

As of December 31, 2016, (Unaudited) and June 30, 2016 (Audited)

	December 31, 2016	June 30, 2016
ASSETS
Current assets:
Cash	$43,615	$47,350
Accounts receivable	33,154	21,894
Prepaid expense	63,762	90,329

Total current assets	140,531	159,573

Deposit	2,500	2,500
Property and equipment, net	75,957	74,689

Total Assets	$218,988	$236,762

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,687,690	$1,004,550
Related party payable	127,500	30,000
Loans payable	98,560	148,022
Deferred revenue	50,000	50,000
Convertible debentures	686,408	664,621
Derivative liabilities	44,000	142,797
Warrant liability	49,200	87,500

Total current liabilities	2,743,358	2,127,490

Non-current liabilities:
Deferred revenue, net of current portion	295,833	320,833

Total Liabilities	3,039,191	2,448,323

Commitments and Contingencies

Stockholders' Deficit
Preferred stock and paid-in capital in excess of $0.001 par value, 20,000,000 shares authorized, 0 (June 30, 2016 - 0) issued and outstanding	-	-
Common stock and paid in capital in excess of $0.001 par value, 150,000,000 shares authorized, 140,402,603 (June 30, 2016 - 133,506,044) issued and outstanding	55,768,860	55,024,270
Share subscriptions and obligations to issue shares	448,904	340,184
Accumulated other comprehensive income	46,267	46,267
Accumulated deficit	(59,084,234)	(57,622,282)

Total stockholders' deficit	(2,820,203)	(2,211,561)

Total Liabilities and Stockholders' Deficit	$218,988	$236,762

The accompanying notes are an integral part of the consolidated financial statements.

Integral Technologies, Inc.

Consolidated Statements of Operations

For the three and six months ended December 31, 2016 and 2015 (unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Revenue	$27,841	$29,743	$51,086	$42,443

Operating expenses:
Selling, general, and administrative expenses	543,316	714,255	1,199,745	1,510,708
Research and development	121,075	162,252	250,914	345,249

Total operating expenses	664,391	876,507	1,450,659	1,855,957

Fair value gain (loss) on derivative financial liabilities	4,900	17,351	34,138	(39,499)
Fair value gain on warrant liability	5,500	-	38,300	-
(Loss) gain on extinguishment of convertible debenture	(33,906)	-	(33,906)	1,927
Other income	97	157	109	183
Interest expense	(71,218)	(164,159)	(101,020)	(224,897)

Net Loss	$(731,177)	$(993,415)	$(1,461,952)	$(2,075,800)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	137,839,288	117,022,424	136,591,909	115,613,819

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.

Consolidated Statements of Cash Flows

For the six months ended December 31, 2016 and 2015 (unaudited)

	Six Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,461,952)	$(2,075,800)
Items not involving cash
Depreciation	2,232	2,291
Amortization of debt issuance costs	61,060	-
Deferred revenues	(25,000)	(25,000)
Fair value gain on warrant liability	(38,300)	-
Fair value (gain) loss on derivative financial liabilities	(34,138)	39,499
Interest on convertible debentures	37,167	204,304
Loss (gain) on extinguishment of convertible debentures	33,906	(1,927)
Obligation to issue shares for consulting services	12,720	18,060
Stock-based compensation	89,790	89,792
Settlement of debt	-	6,220
Changes in working capital	795,947	278,693
Net cash used in operating activities:	(526,568)	(1,463,868)

Cash flows from investing activities:
Purchase of property and equipment	(3,500)	(13,756)
Net cash used in investing activities:	(3,500)	(13,756)

Cash flows from financing activities:
Proceeds from loans	92,000	-
Repayment of loans	(110,022)	(32,335)
Proceeds from issuance of common stock	530,355	28,000
Proceeds from warrants exercised	-	882,271
Subscriptions received	14,000	-
Proceeds from convertible debentures	-	763,950
Net cash provided Financing activities:	526,333	1,641,886

(Decrease) increase in cash	(3,735)	164,262
Cash, beginning of year	47,350	117,307
Cash, end of year	$43,615	$281,569

Supplemental cash flow information:
Interest paid	$2,793	$13,110

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

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Integral Operating, LLC (“Operating”), Integral Vision Systems, Inc. ("IVSI"), Integral Systems Corporation (formerly Antek Wireless Inc.), Electriplast Corp. (formerly Plastenna, Inc.) (“Electriplast”), Integral Technologies Asia, Inc. (“Asia”) and its 76.625%-owned subsidiary, Emergent Technologies Corp. ("ETC"), which is currently inactive. ETC's non-controlling interest balance is immaterial to the financial statements. All intercompany balances and transactions have been eliminated.

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

Revenue recognition

The Company has not generated significant revenue since inception. Although the Company has begun to receive revenue from the sale of material for commercial applications and a services contract, the Company continues to devote substantially all its efforts to developing the business.

The Company recognizes revenues from a contract with a plastics technology company for which it provides services and products, on a net basis. Fees are recognized monthly as services and products are provided. This is the point that revenues are considered realizable and earned.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $4,837 and $31,083 for the six months ended December 31, 2016 and 2015, respectively. Advertising expense was $901 and $14,166 for the three months ended December 31, 2016 and 2015, respectively.

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

Recent Accounting Pronouncements not yet adopted (Continued)

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

NOTE 3 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $1,461,952 for the six months ended December 31, 2016 (2015 - $2,075,800), and an accumulated deficit as of December 31, 2016, $59,084,234 (June 30, 2016 - $57,622,282) and a working capital deficiency of $2,602,827 as of December 31, 2016, (June 30, 2016 - $1,967,917). The Company does not have sufficient revenue-producing activities to fund its expenditure requirements to continue to advance researching, developing and commercializing its conductive plastics technology, ElectriPlast. Subsequent to period end, the Company raised $9,800 pursuant to private placements (note 12). The Company estimates that, without further funding, it will deplete its cash resources within three months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 3 - GOING CONCERN (CONTINUED)

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

NOTE 4 - STOCKHOLDERS’ DEFICIT

Common stock

During the six months ended December 31, 2016, the Company completed the following private placements:

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

(iii)

During December, 2016, the Company completed private placements amounting to $210,000 for the issuance of 3,000,000 units. Each unit consisted of one common share at $0.07 per share and one quarter share purchase warrant at $0.001 per warrant to purchase 750,000 common shares on or before October 1, 2017 at an exercise price of $0.20 per warrant.

Pursuant to a promissory note agreement, 75,000 common shares were issued on October 24, 2016 (note 10(d)).

During the six months ended December 31, 2016, the Company issued shares of common stock pursuant to debt agreements:

(i)	On September 21, 2016, the Company issued 1,035,864 shares to settle the remaining balance of $69,649, the first convertible debt note with JMJ Financial (note 9).

(ii)

On October 11, 2016, the Company issued 75,000 shares pursuant to a debt agreement, measured at a fair value of the Company’s common shares on that date of $10,500, recorded as interest expense (note 10).

During the year ended June 30, 2016, the Company completed the following private placement:

(i)	Completed a private placement amounting to $28,000 for the issuance of 56,000 shares of common stock at $0.50 per share.

Preferred stock

As of December 31, 2016, and June 30, 2016 there are no outstanding preferred shares of stock.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 4 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock-based compensation

During the six months ended December 31, 2016, the Company recorded stock-based compensation expense with respect to vesting stock options, restricted stock and warrants and modified stock options of $89,790 (2015 - $89,792). During the three months ended December 31, 2016, the Company recorded stock-based compensation expense with respect to vesting restricted stock of $44,894 (2015 - $44,896), respectively. Stock-based compensation expense is included in selling, general, and administrative expenses.

Stock-based compensation not yet recognized at December 31, 2016 relating to non-vested stock options was $106,785 (June 30, 2016 - $196,575), which will be recognized over a period of 1 year (2016 – 1 year).

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

In January 2001, the Company adopted the Integral Technologies, Inc. 2001 Stock Plan (the "2001 Plan"), a non-qualified stock option plan under which the Company may issue up to 2,500,000 stock options and bonuses of common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company. This plan was amended during December 2001 to increase the number of common stock options that may be granted from 2,500,000 to 3,500,000 stock options. As of December 31, 2016, there were no (June 30, 2016 - nil) common stock options available under this plan.

In April 2003, the Company adopted the Integral Technologies, Inc. 2003 Stock Plan (the "2003 Plan"), a non-qualified stock option plan under which the Company may issue up to 1,500,000 stock options. As of December 31, 2016, there were no (June 30, 2016 - nil) common stock options available under this plan.

During the fiscal year ended June 30, 2010, the Company adopted the Integral Technologies, Inc. 2009 Stock Plan (the "2009 Plan"), a non-qualified stock option plan under which the Company may issue up to 4,000,000 common stock options. As of December 31, 2016, there were no (June 30, 2016 - nil) common stock options available under this plan.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 4 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock option activity

The following summarizes information about the Company’s options outstanding:

	Number of Options	Price Per Option			Weighted Average Exercise Price
Outstanding, June 30, 2016	1,150,000	$ 0.25	to	$ 0.85	$ 0.37
Granted	-		-		-
Cancelled	(150,000)		$ 0.50		$ 0.50
Expired	(100,000)		$ 0.85		-
	-
Outstanding, December 31, 2016	900,000	$ 0.25	to	$ 0.31	$ 0.30
Exercisable, December 31, 2016	850,000	$ 0.25	to	$ 0.31	$ 0.30

A summary of the status of non-vested options as of December 31, 2016, is as follows:

	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at June 30, 2016	50,000	$ 0.25
Options granted	-	-
Options forfeited	-	-
Options vested	-	-

Non-vested at December 31, 2016	50,000	$ 0.25

The weighted average remaining contractual lives for options outstanding and exercisable at December 31, 2016 are 0.79 years and 0.54 years (June 30, 2016 - 1.13 and 0.93 years), respectively.

The following summarizes the options outstanding and exercisable:

		Number of Options
Expiry Date	Exercise Price	December 31, 2016	June 30, 2016
December 1, 2016	$0.85	-	100,000
December 1, 2016	$0.50	-	75,000
February 19, 2017	$0.31	750,000	750,000
June 1, 2017	$0.50	-	75,000
January 13, 2019	$0.25	50,000	50,000
January 13, 2020	$0.25	50,000	50,000
January 13, 2021	$0.25	50,000	50,000
Total outstanding		900,000	1,150,000
Total exercisable		850,000	1,100,000

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 4 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock option activity (continued)

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2016 was $nil and $nil (June 30, 2016 - $nil and $nil), respectively. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value is the difference between the market value of the shares and the exercise price of the award.

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

During the six months ended December 31, 2016, the Company issued nil shares (year ended June 30, 2016 - 377,500) and is obligated to issue an additional 937,500 shares pursuant to the employment agreements.

A summary of the status of non-vested restricted shares as of December 31, 2016, is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-vested at June 30, 2016	337,500	$0.38
Awards granted	-	-
Awards forfeited	-	-
Awards vested	(337,500)	$0.38

Non-vested at December 31, 2016	-	$-

 Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 4 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock purchase warrants

The following summarizes information about the Company’s stock purchase warrants outstanding:

	Number of Warrants	Price Per Share			Weighted Average Exercise Price

Balance, June 30, 2016	12,506,309	$0.08	-	$0.50	$0.32
Granted	1,446,424	$0.20	-	$0.30	$0.25
Expired	(8,046,844)	$0.30	-	$0.50	$0.37

Balance, December 31, 2016	5,905,889	$0.08	-	$0.30	$0.24

		Number of Warrants
Expiry Date	Exercise Price	December 31, 2016	June 30, 2016

November 25, 2016	$0.30	-	8,501,786
November 25, 2016	$0.50	-	2,754,523
April 30, 2017	$0.30	492,076	-
May 31, 2017	$0.30	204,348	-
October 31, 2017*	$0.30	3,209,465	-
October 31, 2017	$0.20	750,000	-
May 5, 2020	$0.08	1,250,000	1,250,000
Total outstanding and exercisable		5,905,889	12,506,309

* During the six months ended December 31, 2016, 3,209,465 warrants expiring November 25, 2016 were extended to October 31, 2017.

Share obligations

Pursuant to a consulting agreement with the CFO dated August 19, 2013, the Company is obligated to pay $5,000 to $12,500 per month based on the number of hours worked and to issue 6,000 shares of common stock per month beginning September 1, 2013.

As of December 31, 2016, no shares have been issued. As such, a total of 240,000 shares of common stock are issuable. The obligation to issue shares of common stock was measured at a weighted average fair value of $0.38 per share on the date each series of shares became issuable. During the six months ended December 31, 2016, $4,320 (2015 - $18,060) was recorded as an obligation to issue shares. During the three months ended December 31, 2016, $2,040 (2015 - $8,340) was recorded as an obligation to issue shares. As of December 31, 2016, a total balance of $91,260 (June 30, 2016 - $86,940) remains as an obligation to issue the shares within equity, as this obligation can only be satisfied in shares of common stock.

Pursuant to a separation agreement with the previous CFO, the Company will issue 36,000 shares of common stock and settle all unpaid fees from July 1, 2016 to February 10, 2017 (effective date of resignation). The Company is currently in the process of negotiating a compensation settlement agreement.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 4 - STOCKHOLDERS’ DEFICIT, CONTINUED

Share obligations (continued)

Pursuant to director’s agreements, the Company is obligated to issue 65,000 shares of common stock. As at December 31, 2016, these shares have not been issued and as such, the grant date fair value of $29,250 has been recognized in obligation to issue shares within equity.

Pursuant to amended debt agreements, the Company is obligated to issue 725,000 shares of common stock (note 10). As at December 31, 2016, these shares have not been issued and as such, the grant date fair value of $82,000 has been recognized in obligation to issue shares within equity.

NOTE 5 - INCOME TAXES

There are no current or deferred tax expenses for the six months ended December 31, 2016, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion to provide a full valuation allowance for financial reporting purposes.  As of December 31, 2016, the Company had a net operating loss carry-forward of $43,927,000.

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six Months Ended December 31, 2016	Six Months Ended December 31, 2015
Changes in working capital
Prepaid expenses	$26,567	$22,716
Accounts receivable	(11,260)	(5,420)
Accounts payable and accruals	683,140	261,397
Related party payable	97,500	-
	$795,947	$278,693

Shares issued for:
Subscriptions received in prior year	$-	$114,000
Settlement of debt	-	6,220
Pursuant to debt agreements	10,500	-
Settlement of convertible debenture	113,945	222,141

NOTE 7 - RELATED PARTY TRANSACTIONS

As of December 31, 2016, $127,500 (June 30, 2016 - $30,000) was owed to the Company's executives for outstanding managements fees, consulting fees and business related reimbursements, and are without interest or stated terms of repayment.

NOTE 8 - SEGMENT INFORMATION

The Company operates primarily in one business segment, the development of electronically-conductive resin-based materials, with operations located in the US.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 9 - CONVERTIBLE DEBENTURES

During the six months ended December 31, 2016, $69,649 (three months ended December 31, 2016 - $nil) of the face value of debentures were extinguished by issuing 1,035,000 shares of common stock of the Company. As a result, $113,945 representing the market value of the shares issued was included in additional paid in capital and a loss on extinguishment of $33,906. The loss represents the difference between fair value of the derivative liabilities and the amortized cost of convertible debentures of $80,039 and the market value of the shares.

As of December 31, 2016, the total amortized value of the outstanding convertible debentures were $686,408 (June 30, 2016 - $664,621), the total fair value of the outstanding derivative liabilities were $44,000 (June 30, 2016 - $142,797) and the fair value of the warrant liability was $49,200 (June 30, 2016 - $87,500).

During the six months ended December 31, 2016, a fair value gain on the derivative liability of $34,138 (2015 fair value loss - $56,850) was recognized. During the three months ended December 31, 2016, a fair value gain on the derivative liability of $4,900 (2015 fair value loss - $56,850) was recognized. As of December 31, 2016, $34,179 of the fair value gain relates to the conversion features associated with the outstanding debentures with the remaining fair value loss of $41 relating to the conversion feature associated with the debenture that was settled and extinguished.

As of December 31, 2016, 10,822,723 (June 30, 2016 – 1,374,041) common shares of the Company would be required to settle the remaining tranches of convertible debt at a weighted average conversion price of $0.065 (June 30, 2016 - $0.11) per common share.

As of December 31, 2016, the face value of convertible debentures is $703,477 (June 30, 2016 - $1,189,649), which includes accrued interest of $120,000 (June 30, 2016 - $146,087).

During the six months ended December 31, 2016, debt discount amortization of $37,167 (2015 - $204,304) was recorded as interest expense. During the three months ended December 31, 2016, debt discount amortization of $12,562 (2015 - $152,664) was recorded as interest expense.

The fair value of the derivative financial liability is calculated using a binomial lattice valuation method at inception and the balance sheet date. The fair value of the warrant liability is calculated using the Monte Carlo Model at inception and the balance sheet date.

The following assumptions were used in determining the fair value of the derivative liabilities at inception during the six months ended:

	December 31, 2016
Share price	0.16	-	0.50
Conversion price	0.11	-	0.37
Expected life (years)	0.78	-	2.00
Interest rate	0.42	-	0.63%
Volatility	76.39	-	101.5%
Dividend yield		N/A
Estimated forfeitures		N/A

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

The following assumptions were used in determining the fair value of the derivative financial liabilities as of:

	December 31, 2016	June 30, 2016
Share price	0.09		0.16
Conversion price	0.06		0.11
Expected life (years)	0.34	0.850	-	1.25
Interest rate	0.50%	0.45	-	0.50%
Volatility	91.50%	91.50	-	122.29%
Dividend yield	N/A		N/A
Estimated forfeitures	N/A		N/A

The following assumptions were used in determining the fair value of the derivative warrant liability as of:

	December 31, 2016	June 30, 2016
Share price	0.09	0.16
Conversion price	0.06	$0.09
Expected life (years)	1.34	1.85
Interest rate	0.58%	0.58%
Volatility	92%	92%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

NOTE 10 – LOANS PAYABLE

During the six months ended December 31, 2016, the Company had the following loan agreements outstanding, summarized as follows:

(a)

On Jan 1, 2016, the Company entered into a new financing arrangement to cover directors’ and officers’ liability insurance for the period December 31, 2015 to December 31, 2016. The amount financed was $73,176, which bears interest at 3.189% annually. Monthly payments of $8,131 are required to settle amounts owing. The balance outstanding as of December 31, 2016, was $nil (June 30, 2016 - $32,522).

As of December 31, 2016, $nil (June 30, 2016 – $45,609), representing the unamortized portion of prepaid insurance related to this policy, is included in prepaid expenses on the consolidated balance sheet.

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

On July 2, 2016, the maturity date of the loan was revised to include the following loan repayment dates:

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

On September 9, 2016, the lender agreed to waive its right to conversion of the loan until January 31, 2017. The Company is in the process of amending the terms of repayment. The Company expects to settle the debt with cash, as such, no consideration for the default conversion feature has been accounted for.

(c)

On September 2, 2016, the Company entered into a promissory note agreement and received a total of $80,000, net of $8,000 in fees. The $88,000 plus a one-time interest charge of 10% is due December 13, 2016. In the event of default (non-payment), the balance of the promissory note will increase by 140%.

On December 13, 2016, the maturity date of the promissory note was extended to January 30, 2017. As consideration for the extension, the Company agreed to issue 500,000 shares. The shares were measured at the fair value on the agreement date and as such, $55,000 was recognized as an obligation to issue shares and the value of debt. During the six months ended December 31, 2016, $20,625 of the fair value of the share obligation was amortized and recognized in interest expense.

On January 29, 2017, the maturity date of the promissory note was extended to March 2, 2017. As consideration for the extension, the Company agreed to issue 600,000 shares.

(d)

On October 24, 2016, the Company entered into a promissory note agreement and received a total of $12,000. The note is Due November 9, 2016. In addition, the Company issued 75,000 common shares within 14 days of the start of the note. In the event of default (non-payment), the balance of the promissory note will increase by 140%. These shares were measured at the agreement date fair value with $10,500 recognized as interest expense and additional paid in capital.

On November 29, 2016, the maturity date of the promissory note was extended to January 30, 2017. As consideration for the extension, the Company agreed to issue 225,000 shares. The shares were measured at the fair value on the agreement date and as such, $27,000 was recognized as an obligation to issue shares and the value of debt. During the six months ended December 31, 2016, $13,935 of the fair value of the share obligation was amortized and recognized in interest expense. The Company is in the process of amending the terms of repayment.

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

The payments have been recorded as deferred revenue, which will be recognized as license fee revenue in the consolidated statements of operations over the life of the ten-year contract. During the three months ended December 31, 2016, $25,000 (2015 - $25,000) has been recognized as revenue.

As of December 31, 2016 and June 30, 2016, the remaining deferred revenue was as follows:

	December 31, 2016	June 30, 2016

Current	$50,000	$50,000
Non-current	295,833	320,833

	$345,833	$370,833

NOTE 12 - SUBSEQUENT EVENTS

During January 2017, the Company completed a private placement amounting to $23,800 for the issuance of 340,000 units. Each unit consisted of one common share at $0.07 per share and one quarter share purchase warrant at $0.001 per warrant to purchase 85,000 common shares on or before October 1, 2017 at an exercise price of $0.20 per warrant. As of December 31, 2016, $14,000 had been received and recorded as share subscriptions and obligations to issue shares.

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

During the quarter, the Company continued its efforts to expand its antistatic and static dissipative product line. The expansion of the product line addresses the needs of a much larger segment of the global conductive plastics market, including materials for electrostatic dissipation (ESD) and antistatic applications.  The new product line enables the Company to offer a more complete line of conductive plastics serving both the needs of lower conductive applications, while continuing to offer its more highly conductive line of plastics, all part of the ElectriPlast® family of conductive plastics. The Company believes the antistatic and static dissipative line holds significant revenue potential. The Company is currently fulfilling commercial orders to multiple customers with its new product line.

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

The company continues to make progress in shielding in the electric vehicle market. During the year, the Company provided ElectriPlast material and applications support to a Tier 1 company for finalizing an application for an electric vehicle. The company has been approved as a supplier for the domestic Tier 1 for the purpose of supplying ElectriPlast for a specific electric vehicle platform expected to go into production in 2017. The company expects initial commercial orders to be produced in the second half of 2017. The Company completed its first order in December 2016. The Company has also received initial pre-production orders from this Tier 1 for a 2018 European Electric vehicle.

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

Funding remains a priority for the Company, and during the six months ended December 31, 2016, $526,333 was raised through a combination of debt and private placements, net of loan repayments.

Pursuant to a separation agreement with the previous CFO, the Company will issue 36,000 shares of common stock and settle all unpaid fees from July 1, 2016 to February 10, 2017 (effective date of resignation). The Company is currently in the process of negotiating a compensation settlement agreement.

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

Of the 117 non-provisional applications filed that have not issued as patents, 9 are currently pending, and 53 are no longer pending.  Integral continues to pursue intellectual property protection through its patent and trademark portfolio while constantly evaluating its filings to judiciously apply resources to our most critical technologies.  Integral has filed 12 Canadian patent applications, 2 of which have issued, with 10 no longer being active.  Integral has filed an International patent application, which published on September 25, 2014, claiming features of the Company’s capsule.  Subsequent to the year end the Company filed national stage applications based on this PCT on September 15, 2015 in Canada, Mexico, Brazil, China, Japan, South Korea, Europe, Malaysia, Saudi Arabia, India, Thailand, Philippines, Singapore and Australia. On August 10, 2015, the Company also filed new US and PCT patent applications for a Bipolar Plate and Method of Making and Using Same   with a US publication date of November 3, 2016 and a PCT publication date of November 10, 2016.

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

Financial Condition

The Company has not generated significant revenue since inception. Although the Company has begun to receive some revenue from the sale of material for commercial applications, the Company is devoting substantially all its efforts to developing the business. From inception on February 12, 1996 through June 30, 2016, we have accrued an accumulated deficit of approximately $59 million.

As of December 31, 2016, our assets were $218,988, consisting of cash of $43,615, accounts receivable of $33,154, prepaid expense of $63,762, deposit of $2,500 and property and equipment of $75,957.

As of December 31, 2016, current liabilities of $2,743,358 consisting of accounts payable and accruals of $1,687,690, related party payables of $127,500, a loan payable of $98,560, deferred revenues of $50,000, convertible debentures of $686,408, derivative liabilities of $44,000 and warrant liability of $49,200. Non-current liabilities consist of deferred revenues of $295,833.

As of December 31, 2016, total stockholders' deficit was $2,820,203.

Results of Operations of the Six Months Ended December 31, 2016, Compared to the Six Months Ended December 31, 2015

Our net loss for the six months ended December 31, 2016, was $1,461,952 compared to a net loss of $2,075,800 for the six months ended December 31, 2015, representing a decrease of $613,848. Significant changes for the six months ended December 31, 2016, compared to the corresponding period of the prior period have been described as follows:

●

Total revenues increased by $8,643 to $51,086 for the six months ended December 31, 2016. The increase is a result of new services revenue stream related to the antistatic and dissipative products which has generated $20,249 in new revenues, which is offset by a slight decrease in sales of the higher conductive line of ElectriPlast of $11,606.

Operating expense for the six months ended December 31, 2016, were $1,450,659 compared to operating expense of $1,855,957 for the six months ended December 31, 2015, representing a decrease of $405,298. Significant changes for the six months ended December 31, 2016, compared to the corresponding period of the prior fiscal year have been described as follows:

●

Consulting fees decreased by $200,342 to $302,283 for the six months ended December 31, 2016. Consulting fees include non-cash share obligations for the six months ended December 31, 2016 of $4,320 compared to non-cash shares issued for services of $18,060 for the six months ended December 31, 2015. The decrease is due to implementing cost saving strategies and reduction in use of external consultants. As described in the notes to the financial statements, the fair value of the share obligations were measured in reference to their market value on the date each series of shares became issuable;

●

Research and development costs decreased by $94,335 to $250,914 for the six months ended December 31, 2016. The decrease is due to the Company’s focus on further developing nascent revenue streams and from reduced research and development requirements for the quarter.

Significant changes for other income and expenses for the six months ended December 31, 2016, compared to the six months ended December 31, 2015, have been described as follows:

●

Fair value gain on derivative financial liabilities for the six months ended December 31, 2016 was $34,138 compared to a loss of $39,499 for the six months ended December 31, 2015. During the six months ending December 31, 2016, the Company primarily used equity financing to fund operations; whereas, in the corresponding period of the prior fiscal year, the Company primarily funded operations through debt. Further, the reduction drop in the share price has resulted in a drop in the fair value of debt resulting in a gain on the decrease in the derivative liability obligation. As described in the notes to the financial statements, the fair value loss on derivative financial liabilities is non-cash fair value measurement calculated using the Black-Sholes option pricing model and a binomial lattice model where appropriate.

●

Fair value gain on warrant liability for the six months ended December 31, 2016 was $38,300 compared to $nil for the six months ended December 31, 2015. During the six months ending December 31, 2016, the Company had warrants outstanding giving rise to a liability due to the nature of the conversion features of the warrant; whereas there were no such warrants outstanding during the six months ended December 31, 2015. The gain in the warrant liability is due to a reduction in the share price resulting in a corresponding drop in the fair value of debt. As described in the notes to the financial statements, the fair value loss on derivative financial liabilities is non-cash fair value measurement calculated using the Monte Carlo method.

●

Loss on extinguishment of convertible debenture was $33,906 compared to a gain of $1,927 for the six months ended June 30, 2015. During the six months ended December 31, 2016, the Company issued shares with a lower market value resulting in a loss on extinguishment. In the prior year, the Company transferred its convertible debt to a new lender with more favorable terms resulting in an extinguishment gain of $1,927 for accounting purposes.

●

Interest expense decreased by $123,877 for the six months ended December 31, 2016, due to the decrease in convertible debt transactions. Included in interest expense is the amortization of the convertible debt discount of $37,167 (2015 - $204,304). Remaining change in interest expense is due to decrease in the amount of loans outstanding at the end of the period.

Results of Operations of the Three Months Ended December 31, 2016 compared to the Three Months Ended December 31, 2015

Our net loss for the three months ended December 31, 2016, was $731,177 compared to a net loss of $993,415 for the three months ended December 31, 2015, representing a decrease of $262,238. Significant changes for the three months ended December 31, 2016, compared to the corresponding period of the prior period have been described as follows:

●

Total revenues decreased by $1,902 to $27,841 for the three months ended December 31, 2016. The increase is primarily a result of a decrease of $11,406 in sales of the higher conductive line of ElectriPlast products which has been offset by $9,504 generated from services revenue associated with the antistatic and static dissipative line.

Operating expense for the three months ended December 31, 2016, were $664,391 compared to operating expense of $876,507 for the three months ended December 31, 2015, representing a decrease of $212,116. Significant changes for the three months ended December 31, 2016, compared to the corresponding period of the prior fiscal year have been described as follows:

●

Consulting fees decreased by $112,488 to $146,503 for the three months ended December 31, 2016. Consulting fees include non-cash share obligations for the three months ended December 31, 2016 of $8,340 compared to non-cash shares issued for services of $9,240 for the three months ended December 31, 2015. The decrease is due to implementing cost saving strategies and reduction in use of external consultants. As described in the notes to the financial statements, the fair value of the share obligations were measured in reference to their market value on the date each series of shares became issuable;

●

Research and development costs decreased by $41,177 to $121,075 for the three months ended December 31, 2016. The decrease is due to the Company’s focus on further developing nascent revenue streams and from reduced research and development requirements for the quarter.

Significant changes for other income and expenses for the three months ended December 31, 2016, compared to the three months ended December 31, 2015, have been described as follows:

●

Fair value gain on derivative financial liabilities for the three months ended December 31, 2016 was $4,900 compared to a gain of $17,351 for the three months ended December 31, 2015. During the three months ending December 31, 2016, the Company primarily used equity financing to fund operations; whereas, in the corresponding period of the prior fiscal year, the Company primarily funded operations through debt. As described in the notes to the financial statements, the fair value loss on derivative financial liabilities is non-cash fair value measurement calculated using the Black-Sholes option pricing model and a binomial lattice model where appropriate.

●

Fair value gain on warrant liability for the three months ended December 31, 2016 was $5,500 compared to $nil for the three months ended December 31, 2015. During the three months ending December 31, 2016, the Company had warrants outstanding giving rise to a liability due to the nature of the conversion features of the warrant; whereas there were no such warrants outstanding during the three months ended December 31, 2015. The gain in the warrant liability is due to a reduction in the share price resulting in a corresponding drop in the fair value of debt. As described in the notes to the financial statements, the fair value loss on derivative financial liabilities is non-cash fair value measurement calculated using the Monte Carlo method.

●

Loss on extinguishment of convertible debenture was $33,906 (three months ended December 31, 2015 - $nil). During the three months ended December 31, 2016, the Company recognized a loss on the difference between the market value of shares issued to settle debt. There were no such extinguishments for the comparative period.

●

Interest expense decreased by $92,941 for the three months ended December 31, 2016, due to the decrease in convertible debt transactions. Included in interest expense is the non-cash amortization of the convertible debt discount of $37,167 (2015 - $152,935). Remaining change in interest expense is due to an increase in the amount of loans and cost of debt outstanding at the end of the period.

Critical Accounting Policies and Estimates

Revenue recognition

The Company recognizes revenues from a contract with a plastics technology company for which it provides services and products, on a net basis. Fees are recognized monthly as services and products are provided. This is the point that revenues are considered realizable and earned.

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

Liquidity and Capital Resources

As of December 31, 2016, we had $43,615 in cash on hand, and we estimate that we will continue to require $3 million annually of additional financing to fund our ongoing operating and capital expenditures in order to carry out our business plan and to continue to operate during our fiscal year ending June 30, 2017. The Company has historically funded this requirement through a combination of debt and equity proceeds. Until such time as the Company launches material product-based manufacturing operations, we believe our funding need will remain approximately $3 million annually, and we will disclose promptly any changes to that estimate.

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

The Company’s cash usage since inception in 1996 has been funded primarily from proceeds from the issuance of common stock. The company has issued warrants which have the potential to yield $1,321,767 calculated as 3,905,889 warrants exercisable at $0.30 per share and 750,000 warrants exercisable at $0.20 per share. In the event the stock price rises to certain levels in the future and that some or all of the warrant holders elect to acquire Common Stock shares by exercising their warrants, prior to the expiry date, the Company may raise additional funds from warrant holders. We have no ability to forecast future stock price movements nor are we able to determine how many warrant holder would elect to acquire shares by exercising their warrants. Subsequent to year end the company has raised $9,800 through equity financing.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As at December 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Our evaluation was based on the criteria for smaller public companies set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on our evaluation under those criteria, our management concluded that, as of December 31, 2016, our internal control over financial reporting is ineffective due to the material weakness described below.

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

Date: February 17, 2017

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