Form 10-Q
period 2017-03-31
INTEGRAL TECHNOLOGIES INC
filed 2017-05-22
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “ emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 15, 2017, 2017, there were 140,821,770 outstanding shares of the Registrant's Common Stock, $0.001 par value.

INTEGRAL TECHNOLOGIES, INC.

MARCH 31, 2017 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Integral Technologies, Inc.

Consolidated Balance Sheets

As of March 31, 2017, (Unaudited) and June 30, 2016 (Audited)

	March 31, 2017	June 30, 2016

ASSETS
Current assets:
Cash	$5,174	$47,350
Accounts receivable	26,372	21,894
Prepaid expense	54,175	90,329

Total current assets	85,721	159,573

Deposit	2,500	2,500
Property and equipment, net	75,065	74,689

Total Assets	$163,286	$236,762

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,781,403	$1,004,550
Related party payable	397,243	30,000
Loans payable	16,800	148,022
Deferred revenue	50,000	50,000
Convertible debentures	1,151,373	664,621
Derivative liabilities	186,968	142,797
Warrant liability	32,800	87,500

Total current liabilities	3,616,587	2,127,490

Non-current liabilities:
Deferred revenue, net of current portion	283,333	320,833

Total Liabilities	3,899,920	2,448,323

Commitments and Contingencies

Stockholders' Deficit
Preferred stock and paid-in capital in excess of $0.001 par value, 20,000,000 shares authorized, 0 (June 30, 2016 - 0) issued and outstanding	-	-
Common stock and paid in capital in excess of $0.001 par value, 150,000,000 shares authorized, 140,402,603 (June 30, 2016 - 133,506,044) issued and outstanding	56,110,035	55,024,270
Share subscriptions and obligations to issue shares	382,244	340,184
Accumulated other comprehensive income	46,267	46,267
Accumulated deficit	(60,275,180)	(57,622,282)

Total stockholders' deficit	(3,736,634)	(2,211,561)

Total Liabilities and Stockholders' Deficit	$163,286	$236,762

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.

Consolidated Statements of Operations

For the three and nine months ended March 31, 2017 and 2016 (unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenue	$24,001	$15,350	$75,087	$57,793

Operating expenses:
Selling, general, and administrative expenses	629,582	717,841	1,829,327	2,228,549
Research and development	120,753	155,379	371,667	500,628

Total operating expenses	750,335	873,220	2,200,994	2,729,177

Fair value gain (loss) on derivative financial liabilities	(4,995)	(848,208)	29,143	(887,707)
Fair value gain on warrant liability	16,400	-	54,700	-
(Loss) gain on extinguishment of debt	(42,580)	142,297	(76,486)	144,224
Other income	364	4,908	473	5,091
Interest expense	(433,801)	(177,920)	(534,821)	(402,817)

Net Loss	$(1,190,946)	$(1,736,793)	$(2,652,898)	$(3,812,593)

Net loss per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding	138,081,400	118,844,465	141,333,616	116,950,725

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.

Consolidated Statements of Cash Flows

For the six months ended March 31, 2017 and 2016 (unaudited)

	Nine Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,652,898)	$(3,812,593)
Items not involving cash
Accrued interest	55,720	2,750
Amortization of debt issuance costs	40,500	10,230
Deferred revenues	(37,500)	(37,500)
Depreciation	3,124	3,436
Fair value gain on warrant liability	(54,700)	-
Fair value (gain) loss on derivative financial liabilities	(29,143)	887,707
Interest on convertible debentures	433,945	380,577
Loss (gain) on extinguishment of debt	76,486	(144,224)
Obligation to issue shares for services	212,720	23,340
Stock-based compensation	111,165	134,688
Stock issued for consulting fees	-	6,220
Changes in working capital	1,175,772	622,905
Net cash used in operating activities:	(664,809)	(1,922,464)

Cash flows from investing activities:
Purchase of property and equipment	(3,500)	(13,756)
Net cash used in investing activities:	(3,500)	(13,756)

Cash flows from financing activities:
Proceeds from loans	92,000	130,000
Repayment of loans	(110,022)	(66,641)
Proceeds from issuance of common stock	554,155	28,000
Proceeds from warrants exercised	-	889,771
Proceeds from convertible debentures	90,000	838,950
Net cash provided Financing activities:	626,133	1,820,080

(Decrease) increase in cash	(42,176)	(116,140)
Cash, beginning of year	47,350	117,307
Cash, end of year	$5,174	$1,167

Supplemental cash flow information:
Interest paid	$4,655	$3,004

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 1 - NATURE OF OPERATIONS

Integral Technologies, Inc. (the “Company” or “Integral”) was incorporated under the laws of the state of Nevada on February 12, 1996 and has its head office in Evansville, Indiana, USA. The Company is in the business of researching, developing and commercializing new electrically-conductive resin-based materials called ElectriPlast, applications using ElectriPlast material, and its new line of electrostatic dissipative materials.

The Company will be devoting all of its resources to the research, development and commercialization of its ElectriPlast technology and the applications using ElectriPlast. One of the key applications the Company is focused on developing is its proprietary bi-polar pate technology.

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

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Integral Operating, LLC (“Operating”), Integral Vision Systems, Inc. ("IVSI"), Integral Systems Corporation (formerly Antek Wireless Inc.), Electriplast Corp. (formerly Plastenna, Inc.) (“Electriplast”), Integral Technologies Asia Co. Ltd. (“Asia”) and its 76.625%-owned subsidiary, Emergent Technologies Corp. ("ETC"), which is currently inactive. ETC's non-controlling interest balance is immaterial to the financial statements. All intercompany balances and transactions have been eliminated.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $6,298 and $34,802 for the nine months ended March 31, 2017 and 2016, respectively. Advertising expense was $1,461 and $3,719 for the three months ended March 31, 2017 and 2016, respectively.

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

NOTE 3 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $2,652,898 for the nine months ended March 31, 2017 (2016 - $3,812,593), and an accumulated deficit as of March 31, 2017, $60,275,180 (June 30, 2016 - $57,622,282) and a working capital deficiency of $3,530,866 as of March 31, 2017, (June 30, 2016 - $1,967,917). The Company does not have sufficient revenue-producing activities to fund its expenditure requirements to continue to advance researching, developing and commercializing its conductive plastics technology, ElectriPlast and the applications using ElectriPlast. Subsequent to period end, the Company raised $30,000 pursuant to new promissory note agreements (note 12). The Company estimates that, without further funding, it will deplete its cash resources within three months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - STOCKHOLDERS’ DEFICIT

Common stock

During the nine months ended March 31, 2017, the Company completed the following common share transactions:

(a)

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

(d)

During January 2017, the Company completed a private placement amounting to $23,800 for the issuance of 340,000 units. Each unit consisted of one common share at $0.07 per share and one quarter share purchase warrant at $0.001 per warrant to purchase 85,000 common shares on or before October 1, 2017 at an exercise price of $0.20 per warrant.

(e)

On March 8, 2017, a total of 1,666,667 non-refundable common shares were issued as retainer fees pursuant to a consulting agreement. The shares were measured at the grant date fair value of $200,000 and recognized within selling, general and administrative expense.

(f)

On January 6, 2017, 337,500 common shares were issued pursuant to employment agreements. The grant date fair value of these shares had previously been recognized as stock-based compensation over the vesting terms.

During the nine months ended March 31, 2017, the Company issued shares of common stock pursuant to debt agreements:

(a)	On September 21, 2016, the Company issued 1,035,864 shares to settle the remaining balance of $69,649, the first convertible debt note with JMJ Financial (note 9).

(b)

On October 11, 2016, the Company issued 75,000 shares pursuant to a debt agreement, measured at a fair value of the Company’s common shares on that date of $10,500, recorded as interest expense (note 10).

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 4 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Common stock (continued)

(c)

On January 6, 2017, the Company issued 100,000 shares pursuant to a debt agreement, measured at a fair value of the Company’s common shares on that date of $14,000, recorded as interest expense (note 10).

(d)

On January 6, 2017, the Company issued 725,000 common shares to extend the maturity date of loans held. The modifications were treated as debt extinguishments with the agreement date fair value of the shares of $82,000 recognized as a loss on debt extinguishment.

(e)	On March 1, 2017, 5,250,000 common shares that were previously issued to settle convertible debt with JMJ Financial were rescinded.

During the nine months ended March 31, 2017, 2,500,000 shares were issued to settle debt with JMJ Financial with a principle value of $108,014.

Due to the nature of the rescission rights attached to the issued common shares, the Company continues to measure the settled debt within liabilities. At the time that such rescission rights are ratified, the debt will be considered extinguished.

During the year ended June 30, 2016, the Company completed the following private placement:

(a)	Completed a private placement amounting to $28,000 for the issuance of 56,000 shares of common stock at $0.50 per share.

Preferred stock

As of March 31, 2017, and June 30, 2016 there are no outstanding preferred shares of stock.

Stock-based compensation

During the nine months ended March 31, 2017, the Company recorded stock-based compensation expense with respect to vesting stock options, restricted stock and warrants and modified stock options of $111,165 (2016 - $134,688). During the three months ended March 31, 2017, the Company recorded stock-based compensation expense with respect to vesting restricted stock of $21,375 (2016 - $44,896), respectively. Stock-based compensation expense is included in selling, general, and administrative expenses.

Stock-based compensation not yet recognized at March 31, 2017 relating to non-vested stock options was $85,410 (June 30, 2016 - $196,575), which will be recognized over a period of 1 year (2016 – 1 year).

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

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 4 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock options and restricted shares (continued)

In January 2001, the Company adopted the Integral Technologies, Inc. 2001 Stock Plan (the "2001 Plan"), a non-qualified stock option plan under which the Company may issue up to 2,500,000 stock options and bonuses of common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company. This plan was amended during December 2001 to increase the number of common stock options that may be granted from 2,500,000 to 3,500,000 stock options. As of March 31, 2017, there were no (June 30, 2016 - nil) common stock options available under this plan.

In April 2003, the Company adopted the Integral Technologies, Inc. 2003 Stock Plan (the "2003 Plan"), a non-qualified stock option plan under which the Company may issue up to 1,500,000 stock options. As of March 31, 2017, there were no (June 30, 2016 - nil) common stock options available under this plan.

During the fiscal year ended June 30, 2010, the Company adopted the Integral Technologies, Inc. 2009 Stock Plan (the "2009 Plan"), a non-qualified stock option plan under which the Company may issue up to 4,000,000 common stock options. As of March 31, 2017, there were no (June 30, 2016 - nil) common stock options available under this plan.

Stock option activity

The following summarizes information about the Company’s options outstanding:

	Number of Options	Price Per Option			Weighted Average Exercise Price
Outstanding, June 30, 2016	1,150,000	$0.25	to	$0.85	$0.37
Granted	-		-		-
Cancelled	(150,000)		$0.50		$0.50
Expired	(850,000)	$0.31	to	$0.85	$0.37
	-
Outstanding, March 31, 2017	150,000		$0.25		$0.25
Exercisable, March 31, 2017	150,000		$0.25		$0.25

A summary of the status of non-vested options as of March 31, 2017, is as follows:

	Number of Options	Weighted Average Grant Date Fair Value

Non-vested at June 30, 2016	50,000	$0.25
Options granted	-	-
Options forfeited	-	-
Options vested	(50,000)	$0.25

Non-vested at March 31, 2017	-	-

The weighted average remaining contractual lives for options outstanding and exercisable at March 31, 2017 are 3.79 years (June 30, 2016 - 1.13 and 0.93 years), respectively.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 4 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock option activity (continued)

The following summarizes the options outstanding and exercisable:

		Number of Options
Expiry Date	Exercise Price	March 31, 2017	June 30, 2016
December 1, 2016	$0.85	-	100,000
December 1, 2016	$0.50	-	75,000
February 19, 2017	$0.31	-	750,000
June 1, 2017	$0.50	-	75,000
January 13, 2019	$0.25	50,000	50,000
January 13, 2020	$0.25	50,000	50,000
January 13, 2021	$0.25	50,000	50,000
Total outstanding		150,000	1,150,000
Total exercisable		150,000	1,100,000

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2017 was $nil and $nil (June 30, 2016 - $nil and $nil), respectively. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value is the difference between the market value of the shares and the exercise price of the award.

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

During the nine months ended March 31, 2017, the Company issued 337,500 common shares (year ended June 30, 2016 - 337,500) and is obligated to issue an additional 600,000 shares pursuant to the employment agreements.

A summary of the status of non-vested restricted shares as of March 31, 2017, is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value

Non-vested at June 30, 2016	337,500	$0.38
Awards granted	-	-
Awards forfeited	-	-
Awards vested	(337,500)	$0.38

Non-vested at March 31, 2017	-	$-

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 4 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock purchase warrants

The following summarizes information about the Company’s stock purchase warrants outstanding:

	Number of Warrants	Price Per Share			Weighted Average Exercise Price

Balance, June 30, 2016	12,506,309	$0.08	-	$0.50	$0.32
Granted	1,531,424	$0.20	-	$0.30	$0.25
Expired	(8,046,844)	$0.30	-	$0.50	$0.37

Balance, March 31, 2017	5,990,889	$0.08	-	$0.30	$0.24

		Number of Warrants
Expiry Date	Exercise Price	March 31, 2017	June 30, 2016

November 25, 2016	$0.30	-	8,501,786
November 25, 2016	$0.50	-	2,754,523
April 30, 2017	$0.30	492,076	-
May 31, 2017	$0.30	204,348	-
October 31, 2017*	$0.30	3,209,465	-
October 31, 2017	$0.20	835,000	-
May 5, 2020	$0.08	1,250,000	1,250,000
Total outstanding and exercisable		5,990,889	12,506,309

* During the nine months ended March 31, 2017, 3,209,465 warrants expiring November 25, 2016 were extended to October 31, 2017.

Share obligations

(a)

Pursuant to a separation agreement with the previous CFO, the Company will issue 36,000 shares of common stock and settle all unpaid fees from July 1, 2016 to February 10, 2017 (effective date of resignation). The Company is currently in the process of negotiating a compensation settlement agreement.

Pursuant to the separation agreement, obligations to issue shares of $87,660, representing 204,000 common shares, were written off and recognized within gain on extinguishment of debt. During the nine months ended March 31, 2017, $4,320 (2016 - $23,340) was recorded as an obligation to issue shares. During the three months ended March 31, 2017, $nil (2016 - $5,280) was recorded as an obligation to issue shares.

(b)

On January 27, 2017, the Company agreed to issue 600,000 common shares to extend the maturity date of loans held. The modification was treated as a debt extinguishment with the agreement date fair value of the shares of $60,000 recognized as a loss on debt extinguishment. The shares have not been issued (Note 10(c)).

(c)

On March 31, 2017, the Company entered into a debt settlement agreement to issue 950,000 common shares to settle $49,400 in debt. The grant date fair value of the shares of $57,000 was recognized as an obligation to issue shares with the difference recorded as a loss on extinguishment of debt of $7,600. These shares were issued April 7, 2017 (note 10).

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 4 - STOCKHOLDERS’ DEFICIT, CONTINUED

Share obligations (continued)

Pursuant to director’s agreements, the Company is obligated to issue 65,000 shares of common stock. As at March 31, 2017, these shares have not been issued and as such, the grant date fair value of $29,250 has been recognized in obligation to issue shares within equity.

NOTE 5 - INCOME TAXES

There are no current or deferred tax expenses for the nine months ended March 31, 2017, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion to provide a full valuation allowance for financial reporting purposes.  As of March 31, 2017, the Company had a net operating loss carry-forward of approximately $45,200,000.

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine Months Ended March 31, 2017	Nine Months Ended March 31, 2016
Changes in working capital
Prepaid expenses	$36,154	$39,152
Accounts receivable	(4,478)	(7,770)
Accounts payable and accruals	776,853	591,523
Related party payable	367,243	-
	$1,175,772	$622,905

Shares issued for:
Subscriptions received in prior year	$-	$107,500
Settlement of debt	106,500	-
Pursuant to debt agreements	10,500	-
Settlement of convertible debenture	113,945	1,047,182

Debt reduction and adjustment on extinguishment	76,486	348,437
Financed prepaid D&O insurance	-	91,221

NOTE 7 - RELATED PARTY TRANSACTIONS

As of March 31, 2017, $397,243 (June 30, 2016 - $30,000) was owed to the Company's executives for outstanding managements fees, consulting fees and business related reimbursements, and are without interest or stated terms of repayment.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 8 - SEGMENT INFORMATION

The Company operates primarily in one business segment, the development of electronically-conductive resin-based materials, with operations located in the US.

NOTE 9 - CONVERTIBLE DEBENTURES

During the nine months ended March 31, 2017, the Company entered into the following new convertible debenture agreements, summarized as follows:

(a)	Power Up Lending Group Ltd.:

●	On February 9, 2017, a total of $35,000 was received, net of $3,500 in legal fees. The convertible debt was due November 20, 2017; and
●	On March 9, 2017, a total of $55,000 was received, net of $3,000 in legal fees. The convertible debt was due December 30, 2017;

The convertible debentures accrue interest of 12% per annum and can be converted into common stock at the option of the holder at any time after 180 days following the date of issuance. The debenture has a conversion price equal to 63% of the market price. Market price is defined as the average of the lowest three trading prices for the Company’s common stock during the ten-day trading period ending one trading day prior to the date of conversion notice with a limitation of 4.99% of the issued and outstanding common stock at the time of conversion. Any amount of principal that is not paid when due bears interest at a rate of 22% per annum.

The convertible debentures may be repaid by the Company as follows:

●	Outstanding principal multiplied by 115% together with accrued interest and unpaid interest thereon if prepaid within a period of 30 days beginning on the date of issuance of the note;
●

Outstanding principal multiplied by 120% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 31 days from the date of issuance of the note and ending on the date that is 60 days following the date of the note;

●

Outstanding principal multiplied by 125% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 61 days from the date of issuance of the note and ending on the date that is 90 days following the date of the note.

●

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

●

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

During the nine months ended March 31, 2017, the total net proceeds allocated to the derivative liability components were $22,384 with the residual net proceeds of $67,616 allocated to the debt components at inception.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

(b)	Debt settlement agreement

On March 28, 2017, the Company entered into a debt settlement agreement to add a conversion feature to debt with an original balance of $88,000. At the date of the settlement agreement, the loan balance was $135,520 (including interest and penalties). Pursuant to the debt settlement agreement, the lender reduced the balance payable to $116,160 and the debt became convertible into common shares of the Company.

The debenture has a conversion price equal to 70% of the market price. Market price is defined as the average of the lowest three trading prices for the Company’s common stock during the ten-day trading period ending one trading day prior to the date of conversion notice with a limitation of 4.99% of the issued and outstanding common stock at the time of conversion. Any amount of principal that is not paid when due bears interest at a rate of 22% per annum.

The modification of the debt was accounted for as an extinguishment of debt with a gain on extinguishment of $19,360 recognized in the consolidated statements of net loss for the nine months ended March 31, 2017.

The embedded conversion feature of the convertible debentures was treated as a derivative liability measured at fair value on the debt settlement agreement date and at each reporting date with the debt component being allocated the residual value of the debt and amortized using the effective interest method to its maturity value.

During the nine months ended March 31, 2017, the total net proceeds allocated to the derivative liability component was $70,357 with the residual net proceeds of $45,803 allocated to the debt component at inception.

Summary of convertible debt transactions

As of March 31, 2017, the total amortized value of the outstanding convertible debentures were $1,151,373 (June 30, 2016 - $664,621), the total fair value of the outstanding derivative liabilities were $186,968 (June 30, 2016 - $142,797) and the fair value of the warrant liability was $32,800 (June 30, 2016 - $87,500).

During the nine months ended March 31, 2017, a fair value gain on the derivative liabilities of $29,143 (2016 fair value loss - $887,707) was recognized. During the three months ended March 31, 2017, a fair value loss on the derivative liabilities of $4,995 (2016 fair value loss - $848,208) was recognized. As of March 31, 2017, $29,184 of the fair value gain relates to the conversion features associated with the outstanding debentures with the remaining fair value loss of $41 relating to the conversion feature associated with the debenture that was settled and extinguished.

As of March 31, 2017, 5,665,990 (June 30, 2016 – 1,374,041) common shares of the Company would be required to settle the remaining convertible debentures at a weighted average conversion price of $0.03 (June 30, 2016 - $0.11) per common share.

As of March 31, 2017, the face value of convertible debentures is $1,327,317 (June 30, 2016 - $1,189,649), which includes accrued interest of $121,157 (June 30, 2016 - $146,087).

During the nine months ended March 31, 2017, debt discount amortization of $433,945 (2016 - $380,577) was recorded as interest expense. During the three months ended March 31, 2017, debt discount amortization of $396,778 (2016 - $176,273) was recorded as interest expense.

The fair value of the derivative financial liability is calculated using a binomial lattice valuation method at inception and the balance sheet date. The fair value of the warrant liability is calculated using the Monte Carlo Model at inception and the balance sheet date.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

The following assumptions were used in determining the fair value of the derivative liabilities at inception during the nine months ended:

	March 31, 2017
Share price	0.06	–	0.50
Conversion price	0.034	–	0.37
Expected life (years)	0.18	–	2.00
Interest rate	0.42	–	1.04%
Volatility	76.39	–	135.16%
Dividend yield		N/A
Estimated forfeitures		N/A

The following assumptions were used in determining the fair value of the derivative financial liabilities as of:

	March 31, 2017			June 30, 2016
Share price		0.06			0.16
Conversion price		0.04			0.11
Expected life (years)	0.17	–	0.75	0.850	–	1.25
Interest rate	0.76	–	0.91%	0.45	-	0.50%
Volatility	91.50	–	136.71%	91.50	–	122.29%
Dividend yield		N/A			N/A
Estimated forfeitures		N/A			N/A

The following assumptions were used in determining the fair value of the derivative warrant liability as of:

	March 31, 2017	June 30, 2016
Share price	0.09	0.16
Conversion price	0.06	$0.09
Expected life (years)	1.34	1.85
Interest rate	0.58%	0.58%
Volatility	92%	92%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 10 – LOANS PAYABLE (CONTINUED)

During the nine months ended March 31, 2017, the Company had the following loan agreements outstanding, summarized as follows:

(a)

On Jan 1, 2016, the Company entered into a new financing arrangement to cover directors’ and officers’ liability insurance for the period March 31, 2016 to March 31, 2017. The amount financed was $73,176, which bears interest at 3.189% annually. Monthly payments of $8,131 are required to settle amounts owing. The balance outstanding as of March 31, 2017, was $nil (June 30, 2016 - $32,522).

As of March 31, 2017, $nil (June 30, 2016 – $45,609), representing the unamortized portion of prepaid insurance related to this policy, is included in prepaid expenses on the consolidated balance sheet.

(b)

On January 1, 2016, the Company entered into a short-term loan agreement with an original maturity date of July 1, 2016, for $110,000. A one-time interest charge of 5% or $5,500 is due as of July 1, 2016. The loan was entered into to settle marketing fees payable and had a conversion feature in the event of loan default.

On March 31, 2017, the Company entered into an amended debt agreement to settle the remaining balance of the loan of $49,400 (includes $11,400 of accrued interest) with 950,000 common shares. The agreement date fair value of the shares of $57,000 was recognized within obligation to issue shares with the difference recorded as a loss on extinguishment of debt of $7,600. These shares were issued April 7, 2017.

(c)

On September 2, 2016, the Company entered into a promissory note agreement and received a total of $80,000, net of $8,000 in fees. The $88,000 plus a one-time interest charge of 10% is due December 13, 2016. In addition, the Company issued 100,000 common shares pursuant to the debt agreement. In the event of default (non-payment), the balance of the promissory note will increase by 140%. These shares were measured at the agreement date fair value with $14,000 recognized as interest expense and additional paid in capital.

On December 13, 2016, the maturity date of the promissory note was extended to January 30, 2017. As consideration for the extension, the Company issued 500,000 shares. The shares were measured at the fair value on the agreement date and as such, $55,000 was recognized as a gain on extinguishment of debt. On January 29, 2017, the maturity date of the promissory note was extended to March 2, 2017. As consideration for the extension, the Company agreed to issue 600,000 shares. The shares were measured at the fair value on the agreement date and as such, $60,000 was recognized as a gain on extinguishment of debt.

On March 28, 2017, the Company entered into a debt settlement agreement to add a conversion feature to the debt. At the date of the settlement agreement, the loan balance was $135,520 (including interest and penalties). Pursuant to the debt settlement agreement, the lender reduced the balance payable to $116,160 and the debt became convertible into common shares of the Company.

As a result of the debt settlement agreement, the debt is now accounted for within convertible debentures (note 9).

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

On November 29, 2016, the maturity date of the promissory note was extended to January 30, 2017. As consideration for the extension, the Company agreed to issue 225,000 shares. The shares were measured at the fair value on the agreement date and as such, $27,000 was recognized as an obligation to issue shares and gain on extinguishment of debt. The Company is in the process of amending the terms of repayment.

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

The payments have been recorded as deferred revenue, which will be recognized as license fee revenue in the consolidated statements of operations over the life of the ten-year contract. During the nine months and three months ended March 31, 2017, $37,500 and $12,500 (2016 - $37,500 and $12,500) has been recognized as revenue.

As of March 31, 2017 and June 30, 2016, the remaining deferred revenue was as follows:

	March 31, 2017	June 30, 2016

Current	$50,000	$50,000
Non-current	283,333	320,833

	$333,333	$370,833

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to the nine months ended March 31, 2017, the Company:

(a)	Issued 2,223,540 common shares to settle $90,150 of debt and convertible debt;

(b)	Issued 9,100,000 common shares subject to rescission to JMJ Financial; and

(c)	Entered into new promissory note agreements to raise $30,000. The promissory notes, plus interest of $500, are due May 19, 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by Integral Technologies, Inc. (“Integral” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Statements contained herein that are not historical facts are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, our ability to compete in a highly competitive market, our access to sources of capital, and other risks and uncertainties described in our annual report on Form 10-K for the fiscal year ended June 30, 2016, as filed with the Securities and Exchange Commission on January 17, 2017, and available at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

In April 2017, the Company announced that its ElectriPlast engineers were assisting an automotive Tier 1 develop an automotive optical electronics application using ElectriPlast conductive material to provide EMI shielding. The product is in final validation having already passed the design validation phase, and shield effectiveness test results exceeded specified requirements.  If selected, the ElectriPlast application will be part of a 2018 global automotive platform going into approximately two million vehicles.

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

In May 2017, the Company announced that it was in advanced discussions with a major Asian lead acid battery manufacturer regarding the use of its bi-polar plate technology.  Included in the discussions are items for Integral to supply batteries with ElectriPlast plates for validation testing to the Asian battery manufacturer.  The batteries purchased by the Asian company will be engineered to meet their unique requirements.  The prospective collaboration would provide the Asian battery company with the most advanced bi-polar plates for the lead acid battery market. The Integral bi-polar plate allows greater specific energy and energy density of the lead acid battery, which translates to significantly greater energy storage in the smaller size and weight battery package. The objective of the collaboration is for the Asian company to adopt the technology.

In Asia, the Company, through its newly signed reseller agreement, provided conductive material containing nickel-plated carbon fiber material to Hanwha for prototype development for a major auto manufacturer based in Asia that is developing nine (6) new applications. The Company continues to support Chang Rim Eng Inc. (“Chang Rim”) as it readies to commercialize ElectriPlast® in South Korea. The Company announced on October 8, 2014, that Chang Rim had successfully completed its prototype phase for a motor casing targeting the domestic Asia automotive market. On August 20, 2015, the Company announced with Chang Rim the largest ElectriPlast order in the Company’s history.

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

Funding remains a priority for the Company, and during the nine months ended March 31, 2017, $626,133 was raised through a combination of debt and private placements, net of loan repayments.

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

Financial Condition

The Company has not generated significant revenue since inception. Although the Company has begun to receive some revenue from the sale of material for commercial applications, the Company is devoting substantially all its efforts to developing the business. From inception on February 12, 1996 through March 31, 2017, we have accrued an accumulated deficit of approximately $60 million.

As of March 31, 2017, our assets were $163,286, consisting of cash of $5,174, accounts receivable of $26,372, prepaid expense of $54,175, deposit of $2,500 and property and equipment of $75,065.

As of March 31, 2017, current liabilities of $3,616,587 consisting of accounts payable and accruals of $1,781,403, related party payables of $397,243, a loan payable of $16,800, deferred revenues of $50,000, convertible debentures of $1,151,373, derivative liabilities of $186,968 and warrant liability of $32,800. Non-current liabilities consist of deferred revenues of $283,333.

As of March 31, 2017, total stockholders' deficit was $3,785,231.

Results of operations of the nine months ended March 31, 2017, compared to the nine months ended March 31, 2016

Our net loss for the nine months ended March 31, 2017, was $2,652,898 compared to a net loss of $3,812,593 for the nine months ended March 31, 2017, representing a decrease of $1,159,695. Significant changes for the nine months ended March 31, 2017, compared to the corresponding period of the prior period have been described as follows:

●

Total revenues increased by $17,294 to $75,087 for the nine months ended March 31, 2017. The increase is a result of new services revenue stream related to the antistatic and dissipative products which has generated $28,249 in new revenues, which is offset by a slight decrease in sales of the higher conductive line of ElectriPlast of $10,955.

Operating expense for the nine months ended March 31, 2017, were $2,200,994 compared to operating expense of $2,729,177 for the nine months ended March 31, 2016, representing a decrease of $528,183. Significant changes for the nine months ended March 31, 2017, compared to the corresponding period of the prior fiscal year have been described as follows:

●

Consulting fees decreased by $51,622 to $646,283 for the nine months ended March 31, 2017. Consulting fees include non-cash share obligations for the nine months ended March 31, 2017 of $204,320 compared to non-cash shares issued for services of $23,340 for the nine months ended March 31, 2016. The decrease is due to implementing cost saving strategies and reduction in use of external consultants. As described in the notes to the financial statements, the fair value of the share obligations were measured in reference to their market value on the date each series of shares became issuable;

●

Professional fees decreased by $74,313 to $262,542 for the nine months ended March 31, 2017. The decrease is due to implementing cost saving strategies and reduction in the use of external professionals.

●	Marketing decreased by $198,585 to $10,921 for the nine months ended March 31, 2017. The decrease is due to implementing cost saving strategies and reduction in the use of external marketing firms.

●

Research and development costs decreased by $128,961 to $371,667 for the nine months ended March 31, 2017. The decrease is due to the Company’s focus on further developing nascent revenue streams and from reduced research and development requirements for the quarter.

Significant changes for other income and expenses for the nine months ended March 31, 2017, compared to the nine months ended March 31, 2016, have been described as follows:

●

Fair value gain on derivative financial liabilities for the nine months ended March 31, 2017 was $29,143 compared to a loss of $887,707 for the nine months ended March 31, 2016. During the nine months ending March 31, 2017, the Company had less convertible debt outstanding compared to corresponding period of the prior fiscal year. As described in the notes to the financial statements, the fair value loss on derivative financial liabilities is non-cash fair value measurement calculated using the Black-Sholes option pricing model and a binomial lattice model where appropriate.

●

Fair value gain on warrant liability for the nine months ended March 31, 2017 was $54,700 compared to $nil for the nine months ended March 31, 2016. During the nine months ending March 31, 2017, the Company had warrants outstanding giving rise to a liability due to the nature of the conversion features of the warrant; whereas there were no such warrants outstanding during the nine months ended March 31, 2016. The gain in the warrant liability is due to a reduction in the share price resulting in a corresponding drop in the fair value of debt. As described in the notes to the financial statements, the fair value loss on derivative financial liabilities is non-cash fair value measurement calculated using the Monte Carlo method.

●

Loss on extinguishment of debt was $76,486 compared to a gain of $144,224 for the nine months ended March 31, 2016. During the nine months ended March 31, 2017, the Company modified the maturity dates of its debt outstanding and as a result, issued shares with the agreement date fair value of the shares being recognized as a loss on extinguishment. In the prior year, the Company transferred its convertible debt balances to a new lenders with more favorable terms resulting in extinguishment gains of $144,224.

●

Interest expense increased by $132,004 for the nine months ended March 31, 2017, due to the significant amortization of debt relating to the JMJ Financial debt with a maturity balance of $1,120,000. Included in interest expense is the amortization of the convertible debt discount of $433,945 (2016 - $380,577). Remaining change in interest expense is due to an increase in the amount of loan interest and penalties incurred by the Company.

Results of operations of the three months ended March 31, 2017, compared to the three months ended March 31, 2016

Our net loss for the three months ended March 31, 2017, was $1,190,946 compared to a net loss of $1,763,793 for the three months ended March 31, 2016, representing a decrease of $545,847. Significant changes for the three months ended March 31, 2017, compared to the corresponding period of the prior period have been described as follows:

●

Total revenues increased by $8,651 to $24,001 for the three months ended March 31, 2017. The increase is a result of new services revenue stream related to the antistatic and dissipative products which has generated $8,000 in new revenues during the period.

Operating expense for the three months ended March 31, 2017, were $750,335 compared to operating expense of $873,220 for the three months ended March 31, 2016, representing a decrease of $122,885. Significant changes for the three months ended March 31, 2017, compared to the corresponding period of the prior fiscal year have been described as follows:

●

Consulting fees increased by $135,720 to $148,720 for the three months ended March 31, 2017. Consulting fees include non-cash share obligations for the three months ended March 31, 2017 of $208,340 compared to non-cash shares issued for services of $5,280 for the three months ended March 31, 2016. The increase is due to the issuance of 1,666,667 non-refundable common shares pursuant to a consulting agreement measured at a fair value of $200,000. This was offset by a general reduction in use of external consultants. As described in the notes to the financial statements, the fair value of the share obligations were measured in reference to their market value on the date each series of shares became issuable;

●	Marketing decreased by $142,159 to $6,000 for the three months ended March 31, 2017. The decrease is due to implementing cost saving strategies and reduction in the use of external marketing firms.
●

Research and development costs decreased by $34,626 to $120,753 for the three months ended March 31, 2017. The decrease is due to the Company’s focus on further developing nascent revenue streams and from reduced research and development requirements for the quarter.

Significant changes for other income and expenses for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, have been described as follows:

●

Fair value loss on derivative financial liabilities for the three months ended March 31, 2017 was $4,995 compared to a loss of $848,208 for the three months ended March 31, 2016. During the three months ending March 31, 2017, the Company’s share price has become much more stable than in the comparative period resulting in lowered fair value fluctuations and realized a significant reduction in fair value losses. As described in the notes to the financial statements, the fair value loss on derivative financial liabilities is non-cash fair value measurement calculated using the Black-Sholes option pricing model and a binomial lattice model where appropriate.

●

Fair value gain on warrant liability for the three months ended March 31, 2017 was $16,400 compared to $nil for the three months ended March 31, 2016. During the three months ending March 31, 2017, the Company had warrants outstanding giving rise to a liability due to the nature of the conversion features of the warrant; whereas there were no such warrants outstanding during the three months ended March 31, 2016. The gain in the warrant liability is due to a reduction in the share price resulting in a corresponding drop in the fair value of debt. As described in the notes to the financial statements, the fair value loss on derivative financial liabilities is non-cash fair value measurement calculated using the Monte Carlo method.

●

Loss on extinguishment of debt was $42,580 (three months ended March 31, 2016 - $nil). During the three months ended March 31, 2017, the Company modified the maturity dates of its debt outstanding and as a result, issued shares with the agreement date fair value of the shares being recognized as a loss on extinguishment. In the prior year, the Company transferred its convertible debt balances to a new lender with more favorable terms resulting in extinguishment gains of $142,297.

●

Interest expense increased by $255,881 for the three months ended March 31, 2017, due to the significant amortization of debt relating to the JMJ Financial debt with a maturity balance of $1,120,000. Included in interest expense is the amortization of the convertible debt discount of $396,778 (March 31, 2016 - $176,273). Remaining change in interest expense is due to an increase in the amount of loan interest and penalties incurred by the Company.

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

Liquidity and Capital Resources

As of March 31, 2017, we had $5,174 in cash on hand, and we estimate that we will continue to require $3 million annually of additional financing to fund our ongoing operating and capital expenditures in order to carry out our business plan and to continue to operate during our fiscal year ending June 30, 2017. The Company has historically funded this requirement through a combination of debt and equity proceeds. Until such time as the Company launches material product-based manufacturing operations, we believe our funding need will remain approximately $3 million annually, and we will disclose promptly any changes to that estimate.

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

The Company’s cash usage since inception in 1996 has been funded primarily from proceeds from the issuance of common stock, warrants and debt. The Company has issued warrants which have the potential to yield $1,338,767 calculated as 3,905,889 warrants exercisable at $0.30 per share and 835,000 warrants exercisable at $0.20 per share. In the event the stock price rises to certain levels in the future and that some or all of the warrant holders elect to acquire Common Stock shares by exercising their warrants, prior to the expiry date, the Company may raise additional funds from warrant holders. We have no ability to forecast future stock price movements nor are we able to determine how many warrant holder would elect to acquire shares by exercising their warrants. Subsequent to year end the company has raised $30,000 through debt financing.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As at March 31, 2017, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Our evaluation was based on the criteria for smaller public companies set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on our evaluation under those criteria, our management concluded that, as of March 31, 2017, our internal control over financial reporting is ineffective due to the material weakness described below.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5 - OTHER INFORMATION

On October 12, 2016, the Board of Directors of Integral Technologies, Inc. (the “Company”) approved and recommended for stockholder approval an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock to 250,000,000 from 150,000,000 (the “Charter Amendment”). On November 28, 2016, the Company’s stockholders approved the Charter Amendment. The final voting results at the Company’s special meeting of stockholders with respect to the Charter Amendment were 70,311,541 shares voted for, 8,343,794 shares voted against and 167,670 shares abstaining. The Charter Amendment was filed with the Nevada Secretary of State and became effective on November 28, 2016. A copy of the Charter Amendment is attached to this Current Report as Exhibit 3.1 and is incorporated by reference herein.

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

Date: May 22, 2017

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