Form 10-K
period 2017-06-30
INTEGRAL TECHNOLOGIES INC
filed 2018-09-19
CIK 1018281

Integral Technologies, Inc.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

T	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

o	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the issuer has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Integral Technologies, Inc.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "Emerging growth company" in Rule12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2016 (based on an average of the bid and ask prices of approximately $0.09) was approximately $12,636,234.

The number of shares of the issuer’s common stock, $.001 par value, outstanding as of September 11, 2018, was 243,240,095 shares.

Integral Technologies, Inc.

Integral Technologies, Inc.

PART I

CAUTIONARY STATEMENT IDENTIFYING IMPORTANT FACTORS

THAT COULD CAUSE THE COMPANY’S ACTUAL RESULTS TO

DIFFER FROM THOSE PROJECTED IN FORWARD LOOKING STATEMENTS

Readers of this document, and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward-looking statements. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. Forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated by the forward-looking statements since there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K for the year ended June 30, 2017, as filed with the Securities and Exchange Commission include, but are not limited to, (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of Integral Technologies, Inc. or our management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about our company or our business.

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

The cautionary statements made above and elsewhere should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by Integral Technologies, Inc. Forward looking statements are beyond the ability of our company to control and in many cases we cannot predict what factors would cause results to differ materially from those indicated by the forward-looking statements. We do not undertake any duty to update forward looking statements and the estimates and assumptions associated with them as circumstances change, except to the extent required by applicable federal securities laws.

Integral Technologies, Inc.

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

On May 21, 2010, the Obama administration asked the EPA and NHTSA to jointly develop a national program that would “produce a new generation of clean vehicles,” to lower oil usage. The government mandated that auto manufacturers comply with CAFÉ (Corporate Average Fuel Economy) standards by the year 2025. To become more energy efficient, auto manufacturers are required to have their fleets achieving 54.5 MPG (miles per gallon) by then. According to a 2009 issue of Car and Driver Magazine, in 2009, car fleets averaged 32.5 CAFE MPG and trucks averaged 24.5 MPG. The Trump administration has indicated it will lessen the CAFE requirements, however it is unclear what changes will be made and its effect on the requirements set by the previous administration, but globally, the trend remains an increase in CAFE standards. More importantly, countries have begun to explore a zero emissions policy which would ban internal combustion engines in favor of zero emission power systems, such as battery electric vehicles.

We apply a significant portion of our resources to the protection of our intellectual property through patent filings. One source of income is derived from up-front licensing fees as is the case with our manufacturing license agreement for the use of our patents and proprietary “know-how” for the manufacture of the ElectriPlast® pellets by PolyOne Corporation (“PolyOne”), a global polymer company and Hanwha Advanced Materials Co., Ltd. (“Hanwha”) of Korea. In addition, Integral allocates resources to expand and protect the extensive intellectual property holdings surrounding its ElectriPlast® technology. Integral’s business strategy focuses on the leveraging of its intellectual property rights and our strength in product design and material innovation. Integral is focusing its business development and marketing efforts on securing licensing and/or joint development agreements in areas for which it currently hold patents covering specific materials, components, parts, applications or end-products incorporating conductive resins and ElectriPlast technology. Integral collaborates with suppliers, Tier1 vendors, OEM's and manufacturers of products who would benefit from the incorporation of any of the ElectriPlast® applications.

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

In particular, our business model calls for collaborating with leading resin and fiber suppliers, manufacturers, and technology innovators to manufacture ElectriPlast®, and develop new product applications for ElectriPlast® . We anticipate that these relationships will lead to greater market penetration and adoption for our products. In view of these goals, we have recently formed relationships with BASF, Chang Rim Eng. Inc., Delphi Automotive PLC, Advanced Battery Concepts, The Ultimate Battery Co., LeddarTech, TheMix Plastics, Inc., PolyOne and Hanwha, and believe that we now have several key global relationships to help us expand our operations both domestically and internationally.

Integral Technologies, Inc.

Since the previous 10-K filing, several actions were taken by the Company to better position the commercialization of ElectriPlast. The most notable event was the license agreement with PolyOne in February 20, 2018. The agreement is a 10-year, global exclusive license to manufacture, sell and distribute conductive pellets using the Company’s know-how and certain patents for automotive related EMI/RFI shielding applications. The agreement requires PolyOne to pay the Company an upfront fee and royalties from future sales during the term of the agreement. The agreement excludes the Company’s bipolar battery technology and the territory provided to Hanwha in an earlier agreement. The Company continues to emphasize the expansion of ElectriPlast's technical and engineering capabilities with other prospective customers and partners. The bipolar battery technology remains an important opportunity for the Company and the global vehicle electrification trend creates new opportunities that existing battery technologies are unable to meet. In 2015, the Company filed non-provisional patents associated with its bipolar battery technology and bipolar plate products. The Company believes the bipolar battery plate and associated power storage technology provides long-sought breakout weight savings and performance benefits for the lead-acid battery market. The Company intends to develop the power storage technology as an Integral Technologies business unit and will seek partners to fully develop batteries for consumer and industrial consumption. The world-wide market demand for lead-acid batteries was estimated to be $44.7B in 2014, and expected to grow to $58.6B by 2020 (a 5% CAGR). Contributing to this growth will be new battery requirements established by the United States Advanced Battery Consortium (“USABC”) for 12V and 48V batteries in support of new Start – Stop systems in micro hybrid vehicles and 48V systems in hybrid vehicles coming to market over the next decade. From 2025, vehicle electrification (Hybrid & Battery EV) is expected to grow from about 10% of total vehicles sold to completely replace internal combustion engine (ICE) technology by 2050. These trends are already having a significant impact in the automotive industry and the need for new battery technologies to support growing power demands.

The Company continues to advance its bipolar plate technology for the battery industry. A core component of the bipolar plate is the ElectriPlast pellet that enables the conductivity and moldability of the proprietary bipolar plate using a nonmetal plate. The Company is presently in discussions with several prospective investment partners in the US, UK and Asia regarding the sale of the battery plate technology and global manufacturing rights. Under the present discussions, the Company retains all rights to the ElectriPlast pellet and the prospective buyer of the bipolar technology is required to purchase pellets exclusively from the Company. The first prototype battery utilizing the ElectriPlast bipolar technology was produced in 2015. The battery was produced with the assistance of Advanced Battery Concepts (“ABC”). Based on the initial prototype and a series of discussion during the quarter, the Company announced on April 26, 2016 a Joint Technology Assessment Program with Advanced Battery Concepts, an industry leader in large format bi-polar battery design and manufacture. The Company continues its technical partnership with ABC and it remains a potential partner in commercializing the bipolar technology.

On June 26, 2017 the Company announced that it had been chosen by a global Tier 1 automotive supplier to provide its conductive plastic for an EMI shielding application in an automotive optical sensing system.  The ElectriPlast part will be going into a global automotive platform in approximately two million vehicles with production expected to start in 2018 for a major United States auto manufacturer. The program is expected to run for five years upon commencement.

On June 21, 2017 the Company announced that its ElectriPlast material had been chosen by a leading European electric luxury SUV maker for use in a high voltage connector.  This electric SUV made its European debut in late 2017. The order will run through 2024 and marks ElectriPlast's first European automotive commercial order, and the second ElectriPlast order for use in an electric vehicle platform during the reporting period. The application was co-developed with a North American automotive Tier 1.

In Asia, the Company is supporting Hanwha’s market development efforts targeting the automotive sector. The Company also is also working with Chang Rim Eng. Inc. (“Chang Rim”) as it continues its efforts to commercialize ElectriPlast® in South Korea. The Company announced on October 8, 2014 that Chang Rim had successfully completed its prototype phase for a motor casing targeting the domestic Asia automotive market. On August 20, 2015, the Company announced with Chang Rim the largest ElectriPlast order in the Company’s history. The Company continues to make progress in shielding in the electric vehicle market and is currently working with multiple Tier 1's in implementing their EMI shielding solutions for automotive applications. Two million electric vehicles were on the road globally in 2016 and that number is estimated to grow to 70 million by 2025.

Integral Technologies, Inc.

In March 2015 the Company relocated its North American manufacturing from Jasper Rubber Products in Jasper, Indiana to the Nova Polymers facility in Evansville, Indiana to support its growing demand for ElectriPlast.  In addition to relocating the line, additional capacity was added by dedicating existing Nova fixed assets to the ElectriPlast process that increased capacity by ten times.  Nova was selected because they had the infrastructure to scale manufacturing capacity to meet the expected growth in customer volumes through 2020 and beyond. The recent licensing agreement with PolyOne accelerates and expands the Company’s ability to provide conductive plastic pellets to customers around the world. PolyOne is a fully integrated polymer manufacturing organization with major manufacturing plants located around the world. As a recognized global polymer supplier, PolyOne already meets the stringent manufacturing, quality control and financial requirements needed to be an automotive Tier 1 supplier, items which are essential since PolyOne will become the supplier for the Company’s existing projects with the automotive Tier 1’s, and all other future customers for ElectriPlast. With the Polyone licensing agreement, the Company plans to reduce its capabilities at the Nova facility.

The PolyOne license agreement not only enables PolyOne to manufacture conductive pellet using the Company’s proprietary know-how and patents, it also permits PolyOne to sell, market and distribute conductive pellets worldwide. The Company believes PolyOne’s much larger global sales force will be key in further accelerating the Company’s growth in the auto sector, while enabling the Company to focus on its key technical strengths, including applications development and a customer technical support.

Companies continue to incorporate ElectriPlast in their on-going product development evaluations. One of the Company’s customers, LeddarTech raised over $100 million during the period. A LeddarTech product includes ElectriPlast material to produce lens barrels in its latest release of its LeddarOne Sensing Module, a compact and low-cost lidar that provides valuable presence detection and distance measurement capabilities to a wide range of finished products, including systems for autonomous driving vehicles. A key reason for LeddarTech using ElectriPlast is due to the superior qualities of ElectriPlast in the key areas of weight-reduction, cost, and robustness in the demanding environments where LeddarTech products are used.

In December 2017, the Company met with several prospective European investor partners in Europe regarding the feasibility of establishing a bipolar battery R&D facility and manufacturing plant in the UK. Companies and organizations included a global chemical company, a luxury car manufacturer, a leading UK university specializing in advance battery development and manufacturing processes for industry, and representatives from a local government that were supportive of providing infrastructure and tax incentives for establishing a battery plant in their district. The Company continues these discussions.

In April 2017, ElectriPlast presented its bipolar plate technology for lead acid batteries to a leading lead acid battery manufacturer in Asia. ElectriPlast’s Vice President of Engineering presented the advanced lead acid battery technology and its numerous benefits, including performance, reduced size and weight compared to existing lead-acid batteries. The Asian battery company requested to purchase several bipolar batteries for their internal testing. During its next prototype production, the Company will produce a sufficient number of batteries to provide to the Asian battery company.

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

The Company entered into a term sheet dated April 19, 2015 with a low conductive plastics compounder (the “Compounder”) for the purpose of acquiring all the assets of the Compounder, with the Compounder remaining a separate entity. The Compounder is a niche supplier of low conductive plastics with an international customer base. The Company’s strategic interest in the Compounder is its equipment and expertise in low conductive material compounding, as well as its customer base. The term sheet contemplated that upon the closing, all sales and marketing would be performed by the Company, and the Compounder would become the sole manufacturer for the Company. In October 2015, the founder and majority shareholder of the Compounder died from an accident before the transaction could be completed. Following the founder’s death, the Company made product for the Compounder through a combination of using former employees of the Compounder as well as the Company’s own staff. The Company has since stopped making material for the Compounder and is exploring other manufacturing options regarding the manufacture of low conductive materials, including exiting this low margin, capital intensive business.

Integral Technologies, Inc.

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

PolyOne Corporation is Integral’s global manufacturing partner of its proprietary ElectriPlast® product line (www.polyone.com). Prior to the recent license agreement with PolyOne, Jasper Rubber Products, Inc. and Nova Polymers were its US manufacturing partners (“Jasper”) (www.jasperrubber.com), and Hanwha remains the Korean manufacture

PolyOne is a leading provider of specialized polymer materials, services, and solutions with operations in specialty polymer formulations, color and additive systems, polymer distribution and specialty vinyl resins. They are also a highly specialized developer and manufacturer of performance-enhancing additives, liquid coolants, and fluoropolymer and silicone colorants. Headquartered in Avon Lake, Ohio, PolyOne has employees at manufacturing sites and distribution facilities in North America, South America, Europe and Asia. They provide value to customers through their ability to link their knowledge of polymers and formulation technology with their manufacturing and supply chain capabilities to provide value-added solutions to designers, assemblers, and processors of plastics (their customers). They operate in four reportable segments: (1) Global Specialty Engineered Materials; (2) Global Color, Additives and Inks; (3) Performance Products and Solutions; and (4) PolyOne Distribution.

Jasper, founded in 1949, is a leader in innovative rubber and plastics development. It manufactures a full range of products for customers in the major appliance, oil filter, and automotive industries, a number of which are Fortune 500 companies.

Integral Technologies, Inc.

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

Product Manufacturing and Distribution

Our manufacturing licensees PolyOne and Hanwha are currently operating at limited manufacturing capacity in producing the compounded product catalog and ElectriPlast pellets for domestic and international customers. As demand continues to grow these manufacturers have the resources and ability to scale to meet any new production requirements. As we grow, especially outside the automotive sector, we would consider expanding our licensing agreements with our existing partners and/or enter into additional licensing agreements with new manufacturing partners. We may also consider acquiring existing assets or an operating company to help meet new demand is specialized, niche markets. We maintain our relationship with Nova Polymers to manufacture ElectriPlast® in the event product cannot be supplied by PolyOne and Hanwha.

Integral Technologies, Inc.

Our previous work with Jasper and Nova has enabled us to advance our manufacturing and molding process of ElectriPlast® and allows us to transfer these know-how advances to PolyOne under the license agreement. Our expertise and past experiences with our conductive pellet will greatly enhance the relationship with PolyOne, who possesses industry leading manufacturing and logistics services, but is limited in the know-how, manufacture and the development of applications using conductive materials. Within the past four years, we relocated our existing manufacturing facility from the Jasper Rubber Products plant to Nova Polymers in early 2015.   In addition to relocating the line, additional capacity was added by dedicating existing Nova fixed assets to the ElectriPlast process which increased capacity by ten times.  The move to Nova made strategic sense at the time because of the added infrastructure they provided that was needed for scaling manufacturing capacity to meet the expected growth in customer volumes. During the past fiscal year, the Company was awarded several large projects that required even greater manufacturing scalability that only a company of PolyOne’s size, resources and global presence could provide.

In June 2013, we signed a 10-year agreement with Hanwha that grants Hanwha an exclusive right to sell, distribute and manufacture ElectriPlast® in South Korea. Additionally, Hanwha has acquired non-exclusive sales and distribution rights to ElectriPlast® in Japan, Taiwan and China. Hanwha is part of the Hanwha Group of companies that collectively form one of the largest conglomerates in South Korea, and is a global supplier in both automotive and consumer goods materials. PolyOne is aware of the existing license agreement with Hanwha and our agreement with PolyOne does not affect the Hanwha agreement.

As an engineered raw material, our technologies will not be sold directly to the general public, but rather to businesses and manufacturers of certain products who will incorporate our technologies as components in the design of their end-products. In addition to our current relationships, we are also exploring other opportunities for potential global partnerships in non-automotive industries, as well as other industries, including consumer electronics, cable and wire, and telecommunications.

Barriers to Entry into Market Segment

We have been working to introduce the ElectriPlast® technology as an alternative to metal for use as an electrically conductive material. Although gaining rapidly, little industry knowledge exists today regarding the science and use of conductive resins as an alternative material or how to apply the material to specific applications. As with any new technology, a prospective client must first become educated on the uses of the material, then investigate, test, trial and accept that the alternative material is an adequate, to superior cost-effective replacement option. Until there is greater knowledge and broader acceptance of ElectriPlast as a viable metal replacement technology, we will continue to experience prolonged selling cycles.

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

Integral Technologies, Inc.

Joint Technology Assessment Program Agreement with Advanced Battery Products

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

Integral Technologies, Inc.

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

Integral Technologies, Inc.

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

See item 7 for amount of revenue recognized during the years ended June 30, 2017 and 2016.

Patent License Agreement with PolyOne

On February 20, 2018, we entered into a 10-year license agreement with PolyOne, a leading provider of specialized polymer materials, services, and solutions. Headquartered in Avon Lake, Ohio, PolyOne has operations in North America, South America, Europe and Asia. The agreement granted PolyOne is an exclusive license to manufacture, sell and distribute conductive plastic worldwide using the Company’s manufacturing know-how and certain patents, for the automotive industry. There was a one-time upfront license fee and an ongoing royalty fee that decreases in three-year increments.

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

Integral Technologies, Inc.

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

We have incurred substantial losses from inception and we have never generated revenues; failure to achieve profitability in the future would likely cause the market price for our common stock to decline significantly.  We have generated net losses from inception and we have an accumulated deficit of approximately $63 million as of June 30, 2017. We have experienced significant operating losses to date, including net losses of $5.7 million for fiscal year 2017 and $4.6 million in fiscal year 2016. As of June 30, 2017, we had approximately $16,764 in cash. Our financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary as a result of this uncertainty. As a result of the substantial doubt about our ability to continue as a going concern, we may experience possible adverse effects from our customers, on our creditworthiness, or on investor confidence, any of which may have a material adverse effect on our business and the trading price of our common stock.

If we do not generate adequate revenues in our fiscal year ending June 30, 2019 we will be required to raise substantial capital to continue our operations.  Unless we generate adequate revenues from operations (we have not earned enough revenues to support operations to date) in the near future, we will require additional financing to carry out our business plans next year, and such financing may not be available at that time. If we require additional financing, we may seek additional funds through private placements that will be exempt from registration and will not require prior shareholder approval.  If additional funds are raised by issuing common stock, or securities that are convertible into common stock (such as preferred stock, warrants, or convertible debentures), further dilution to shareholders could occur.  Additionally, investors could be granted registration rights by us that could result in market overhang and depress the market price of the common stock.  If we fail to obtain sufficient additional financing, we will not be able to implement our business plans in an effective or timely manner.

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

Integral Technologies, Inc.

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

If future market acceptance of our ElectriPlast® technology is poor, we will not be able to generate adequate sales to achieve profitable operations. Our future is dependent upon the success of our current and future marketing efforts put towards our ElectriPlast® technology. Our ElectriPlast® technology will be marketed to manufacturers of products that will benefit from the incorporation of any of the ElectriPlast® applications into their products. As of June 30, 2017, we have not generated substantial revenue from our ElectriPlast® technology. If future market acceptance of our ElectriPlast® technology is poor, we will not be able to generate adequate sales to achieve profitable operations.

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

Integral Technologies, Inc.

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

Integral has one pending US trademark application for ELECTRIPLAST™, one registered US trademark for ELECTRIPLAST®, a registered US trademark for INTEGRAL (with design)®, and a pending US trademark application for WHERE LIGHTWEIGHTING STARTS™. In addition, Integral has a registered mark for ELECTRIPLAST® in China, Japan, Europe and Taiwan, plus a pending trademark application in Korea for ELECTRIPLAST™. In addition, Integral has pending trademark applications in China, Japan, Europe, Korea and Taiwan for WHERE LIGHTWEIGHTING STARTS™. These applications and registration establish rights for the use of these marks in commerce.

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

It is possible that competitors may infringe upon our patents or successfully avoid them through design innovation. To stop these activities, we may need to file a lawsuit. These lawsuits are expensive and would consume time and other resources of the Company. In addition, there is a risk that a court would decide that our patent is not valid, that we do not have the right to stop the other party from using the inventions, or that the competitor’s activities do not infringe our patent.

Our competitive position is also dependent upon unpatented technology and trade secrets, which may be difficult to protect. Competitors may independently develop substantially equivalent proprietary information and techniques that would legally circumvent our intellectual property rights. The inability to adequately protect our intellectual property rights, or any substantial expenses incurred in protecting our intellectual property rights, could have a material adverse effect on our financial condition and results of operations.

Integral Technologies, Inc.

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

The use of our technologies could potentially conflict with the rights of others. Our competitors, or others, may have or may acquire patent rights that they could enforce against us. If our products conflict with patent rights of others, third parties could bring legal actions against us, our suppliers or customers, claiming damages and seeking to enjoin manufacturing and marketing of the affected products. If these legal actions are successful, in addition to any potential liability for damages, we could be required to alter our products or obtain a license in order to continue to manufacture or market the affected products. We may not prevail in any legal action and a required license under the patent may not be available on acceptable terms or at all. The cost to us of any litigation or other proceeding relating to intellectual property rights, even if resolved in our favor, could be substantial. The inability to adequately protect our intellectual property rights, or any substantial expenses incurred in protecting our intellectual property rights, could have a material adverse effect on our financial condition and results of operations.

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

Integral Technologies, Inc.

How future issuances of common stock pursuant to our stock plans will affect you.  We currently do not have a stock option plan in effect.  As of June 30, 2017, 150,000 options are issued and fully vested at a weighted-average exercise price of $0.25 per share. These options were previously issued under its 2001, 2003 and 2009 stock option plans. The Company is reviewing several alternatives to replace its 2001, 2003, and 2009 Stock Option Plans with a new omnibus stock option plan (the “New Plan”).   In certain cases, we have made contractual commitments to provide shares or stock option grants in anticipation of putting in place the New Plan.  The New Plan will allow us to attract and retain key employees or service providers as we continue to develop our business.  We will obtain the necessary approvals based on the attributes of the plan.

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

The market price of our common stock is highly volatile, and several factors that are beyond our control, including our common stock being historically thinly traded, could adversely affect its market price. Historically, our common stock has been thinly traded and the market price has been highly volatile. During the year ended June 30, 2017, the closing bid price of our common stock has been quoted on the OTC Bulletin Board from as low as $0.03 to as high as $0.21. These quotations reflect interdealer prices without retail markup, markdown, or commission and may not represent actual transactions. For these and other reasons, our stock price is subject to significant volatility and will likely be adversely affected if our revenues or earnings (or lack of revenues or earnings) in any quarter fail to meet the investment community’s expectations. Additionally, the market price of our common stock could be subject to significant fluctuations in response to:

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

Future sales of common stock into the public marketplace will increase the public float and may adversely affect the market price. As of June 30, 2017, there are approximately 4.2 million in options and warrants that exercisable into common stock both affiliates (officers and directors) and non-affiliates under Rule 144 of the Securities Act of 1933, as amended. In general, under Rule 144, a person who has held stock for six months and is not an affiliate of the Company may sell their exercisable options and warrants without limitation under Rule 144. Future sales of common stock will increase the public float and may have a material adverse effect on the market price of the common stock, which in turn could have a material adverse effect on our ability to obtain future funding as well as create a potential market overhang.

Integral Technologies, Inc.

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

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval. Our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 2.91% to adjust of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Integral Technologies, Inc.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property.  We lease office space in Canton, Michigan and Evansville Indiana.  We principally use the Evansville, IN space as our corporate headquarters and manufacturing operations.  All manufacturing of our products occurs at the Nova Polymer facility in Evansville, Indiana where we rent approximately 2,500 square feet of manufacturing space and 800 square feet of office space at a cost of about $2,000 per month. Our technology center is located in Canton MI where as of June 30, 2017 we lease and occupy approximately 2,000 rentable square feet of office space at the Canton MI facility. Total rent expense for the year ended June 30, 2017 and 2016 totaled approximately $60,000 and $76,542, respectively.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There is a limited public market for our common stock. On May 9, 1997, our common stock began publicly trading on the OTC Bulletin Board under the symbol "ITKG," and it currently trades on the OTCQB. The following table sets forth the range of high and low bid quotations for our common stock for each quarter of the fiscal years ended June 30, 2017 and 2016:

Quarter Ended	Low Bid	High Bid

September 30, 2015	$0.44	$0.75
December 31, 2015	$0.38	$0.55
March 31, 2016	$0.10	$0.44
June 30, 2016	$0.12	$0.26

September 30, 2016	$0.08	$0.24
December 31, 2016	$0.08	$0.16
March 31, 2017	$0.05	$0.12
June 30, 2017	$0.02	$0.12

The source of this information is the OTC Bulletin Board and other quotation services. The quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

Integral Technologies, Inc.

Holders

As of June 30, 2017, there were approximately 300 holders, of record of our common stock (this number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

Dividends

To date, we have not paid any dividends on our common stock and do not expect to declare or pay any dividends on such common stock in the foreseeable future. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Recent Sales of Unregistered Securities

Information regarding the issuance and sales of securities without registration during the fiscal year ended June 30, 2017, has previously been included in Quarterly Reports on Forms 10-Q and Current Reports on Form 8-K filed during the period covered by this report. Information regarding the recent sales of unregistered securities can be found in note 5 of the financial statements.

Repurchases of equity securities

We did not repurchase any of our outstanding equity securities during the year ended June 30, 2017.

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

Integral Technologies, Inc.

In addition to ElectriPlast® technology, the Company also devotes resources to the development and commercialization of its bipolar plate technology. Although the bipolar plate has applications for a variety of battery and storage systems, the Company is focused initially on applications in lead acid batteries. In early 2015, the Company filed non-provisional patents associated with its bipolar battery technology and bipolar plate products. The Company believes the bipolar battery plate and associated power storage technology provides long-sought breakout weight savings and performance benefits for the lead-acid battery market, especially in automotive with the global transition to the electrification of vehicles. Industry analysts forecast that by 2025 over 75% of all vehicles sold globally will be a hybrid electric variant and that by 2050 hybrid and electric vehicles will comprise over 98% of vehicles sold with the internal combustion engine car being phased out. These electrified vehicles will have new 12V and 48V electrical systems having greater power demands. We have focused on this opportunity and have met USABC’s battery specifications for these types of batteries.

The company is pursuing several strategies to commercialize the bipolar battery and power storage technology, including developing the technology internally as an Integral Technologies business unit and is also in discussions with several investor groups to potentially partnering to fully develop batteries for consumer and industrial consumption. The first prototype battery utilizing the ElectriPlast bipolar technology was produced in 2015. The battery was produced by Advanced Battery Concepts. Based on the initial prototype and a series of subsequent discussions, the Company announced on April 26, 2016 a Joint Technology Assessment Program (“JTAP”) with Advanced Battery Concepts, an industry leader in large format bi-polar battery design and manufacture. Working under the JTAP, the parties produced a second, more advanced bipolar battery which it showcased at the 2016 North America Battery Show in Novi, Michigan and at the Company’s special shareholders meeting in Evansville, Indiana in November 2016.

Integral also allocates resources to expand and protect the extensive intellectual property holdings surrounding its ElectriPlast® technology. Integral’s business strategy focuses on the leveraging of its intellectual property rights and our strength in product design and material innovation. Integral is focusing its business development and marketing efforts on securing licensing and/or joint development agreements in areas for which it currently hold patents covering specific materials, components, parts, applications or end-products incorporating conductive resins and ElectriPlast technology. Integral collaborates with suppliers, Tier1 vendors, OEM's and manufacturers of products who would benefit from the incorporation of any of the ElectriPlast® applications.

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

On February 20, 2018 the Company expanded its global reach through an exclusive ten (10) year license agreement for automotive applications with PolyOne Corp. PolyOne is a leading provider of specialized polymer materials, services, and solutions. Headquartered in Avon Lake, Ohio, PolyOne has operations in North America, South America, Europe and Asia, and operate in four segments: (1) Global Specialty Engineered Materials; (2) Global Color, Additives and Inks; (3) Performance Products and Solutions; and (4) PolyOne Distribution. The license agreement allows PolyOne to manufacture, sell and distribute conductive pellets using the Company’s know-how and certain patents for automotive related EMI/RFI shielding applications. Under the terms of the agreement, PolyOne is required to pay the Company an upfront fee and royalties from future sales during the term of the agreement. The agreement excludes the Company’s bipolar battery technology and the territory provided to Hanwha in an earlier agreement.

On June 26, 2017, the Company announced that it had been chosen by a global Tier 1 automotive supplier to provide its conductive plastic for an EMI shielding application in an automotive optical sensing system.  The ElectriPlast part will be going into a global automotive platform in approximately two million (2,000,000) vehicles with production expected to start in 2018 for a major United States auto manufacturer. The program is expected to run for five years upon commencement.

Integral Technologies, Inc.

On June 21, 2017, the Company announced that its ElectriPlast material had been chosen by a leading European electric luxury SUV maker for use in a high voltage connector.  This electric SUV made its European debut in late 2017. The order will run through 2024 and marks ElectriPlast's first European automotive commercial order, and the second ElectriPlast order for use in an electric vehicle platform during the reporting period. The application was co-developed with a North American automotive Tier 1.

In December 2017, the Company met with several prospective European investor partners in Europe regarding the feasibility of establishing a bipolar battery R&D facility and manufacturing plant in the UK. Companies and organizations included a global chemical company, a luxury car manufacturer, a leading UK university specializing in advance battery development and manufacturing processes for industry, and representatives from a local government that were supportive of providing infrastructure and tax incentives for establishing a battery plant in their district. The Company continues these discussions.

Companies continue to incorporate ElectriPlast in their on-going product development evaluations. The Company continues to provide ElectriPlast material to LeddarTech to produce its lens barrels in its LeddarOne Sensing Module, a compact and low-cost lidar that provides valuable presence detection and distance measurement capabilities to a wide range of finished products, including its use in autonomous vehicles and drone aircraft where weight-reduction, cost, and performance and robustness are essential to meet stringent operational requirements.

The Company continues its discussions with a major Asian lead acid battery manufacturer regarding the use of its bi-polar plate technology.  Included in the discussions are items for Integral to supply batteries with ElectriPlast plates for validation testing to the Asian battery manufacturer.  The batteries purchased by the Asian company will be engineered to meet their unique requirements.  The prospective collaboration would provide the Asian battery company with the most advanced bi-polar plates for the lead acid battery market. The Integral bi-polar plate allows greater specific energy and energy density of the lead acid battery, which translates to significantly greater energy storage in the smaller size and weight battery package. The objective of the collaboration is for the Asian company to adopt the technology.

In Asia, the Company, through its reseller agreement with a US based nickel-plated carbon fiber manufacturer, continues to provide and market its conductive material to Hanwha for projects with its automotive customers, as well as other prospective customers in Korea. The Company continues to support Chang Rim Eng. Inc. (“Chang Rim”) as it readies to commercialize ElectriPlast® in South Korea. The Company announced on October 8, 2014, that Chang Rim had successfully completed its prototype phase for a motor casing targeting the domestic Asia automotive market. On August 20, 2015, the Company announced with Chang Rim the largest ElectriPlast order in the Company’s history.

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

Funding remains a priority for the Company, and during the year ended June 30, 2017, $826,133 was raised through a combination of debt and private placements, net of loan repayments.

Pursuant to a separation agreement with the previous CFO, the Company will issue 36,000 shares of common stock and settle all unpaid fees from July 1, 2016 to February 10, 2017 (effective date of resignation).

The Company has not generated significant revenue since inception. Although the Company has begun to receive some revenue from the sale of material for commercial applications, the Company is devoting substantially all its efforts to developing the business. From inception on February 12, 1996 through June 30, 2017, we have accrued an accumulated deficit of approximately $63 million.

As of June 30, 2017, our assets were $300,924, consisting of cash of $16,764, accounts receivable of $425, prepaid expense of $11,979, deferred debt discount of $201,432, and property and equipment of $70,324.

Integral Technologies, Inc.

As of June 30, 2017, current liabilities of $3,630,154 consisting of accounts payable and accruals of $1,973,983, related party payables of $438,087, a loan payable of $16,800, deferred revenues of $50,000, convertible debentures of $162,821 and derivative liabilities of $998,463. Non-current liabilities consist of deferred revenues of $270,833.

As of June 30, 2017, total stockholders' deficit was $3,600,063.

Results of Operations of the Year Ended June 30, 2017, compared to the Year Ended June 30, 2016

Our net loss for the year ended June 30, 2017, was $5,737,907 compared to a net loss of $4,639,698 for the year ending June 30, 2016, representing an increase of $1,098,209. Significant changes for year ended June 30, 2017 compared to the prior fiscal year have been described as follows:

●	Revenues decreased by $24,353. The decrease is a result of no longer earning services revenues due to the Company shifting its focus to entering into technology license agreement.

Operating expenses for the year ended June 30, 2017, were $2,789,801 compared to operating expenses of $3,547,124 for the corresponding period of the prior fiscal year, a decrease of $757,323. Significant changes for the year ended June 30, 2017, compared to the corresponding period of the prior fiscal year have been described as follows:

●

Consulting fees increased by $691,262. Consulting fees of $1,420,120 include non-cash fair value of obligations to issue shares of $12,720. This is compared to consulting fees of $728,858 provided in the corresponding period of the prior fiscal year that included non-cash obligations to issue shares of $26,460. The increase is primarily a result of the company switching from the use of employees to consultants during the year;

●

Advertising and marketing expense decreased by $318,428 to $2,031 for the year ended June 30, 2017 from $320,459 in the corresponding period of the prior fiscal year is attributed to management’s focus on cash conservation strategies;

●

Salaries and benefits decreased by $478,269. Salaries and benefits incurred of $417,929 for the year ended, 2017, compared to $896,198 in the corresponding period of the prior fiscal year. The decrease is primarily a result of the Company switching from the use of full-time employees to part-time consultants during the year;

●

Non-cash, Stock based compensation charges for the vesting of restricted shares were $196,576 compared to $179,584 in the corresponding period of the prior fiscal year. The increase is due to all remaining stock awards vesting during the year;

●

Professional fees decreased by $177,360 to $291,796 for the year ended June 30, 2017 from $463,156 for the corresponding period of the prior fiscal year. The decrease is primarily a result of the Company not needing to spend as much relating to new patents and reducing its audit fees;

●

Research and development costs decreased by $164,147 to $497,224 for the year ended June 30, 2017 from $661,371 for the corresponding period of the prior fiscal year primarily due to shifting management’s focus on securing licensing the Company’s technology;

Integral Technologies, Inc.

Other items for the year ended June 30, 2017, totaled $3,020,466 compared to $1,170,595 for the corresponding period of the prior fiscal year, an increase of $1,849,871. Significant changes for the year ended June 30, 2017, compared to the corresponding period of the prior fiscal year have been described as follows:

●

Interest Expense increased by $308,398. Interest expense of $850,656 includes non-cash amortization of convertible debt of $771,768 (2016 - $511,623), net of amortization of deferred debt discount of $25,284 (2016 - $nil) and non-cash amortization of debt issuance costs of $97,220 (2016 - $nil) and is a result of an increase in debt financing activities in the current year;

●

Fair value loss on derivative financial liabilities increased by $2,789,129. Fair value loss on derivative financial liabilities is non-cash fair value measurement calculated using the Black-Sholes option pricing model and a binomial lattice model where appropriate and was higher for the year ended June 30, 2017, due to an increase in convertible debt financing activities;

●

Gain on extinguishment of debt increased by $1,392,778. Gain on extinguishment of debt is a non-cash measurement and arises due to the difference between the carrying value of the debt (after a final mark to the embedded derivative’s fair value) and the shares issued to settle the debt measured at their then-current fair value. This difference was higher compared to the prior year as a result of an increase in the amount of convertible debt settled;

●

Fair value loss on warrant liability increased by $138,616. Fair value loss on warrant liability is a non-cash fair value measurement calculated using the Black-Sholes option pricing model and a binomial lattice model where appropriate and was higher for the year ended June 30, 2017. The increase in the loss is due to the decline in share price comparing June 30, 2017 to June 30, 2016.

For the year ended June 30, 2017, our cash used in operating activities was $853,219 compared to $2,515,246 used during the period of the corresponding fiscal year.  The decrease in cash used of $1,662,027 is primarily associated with a change in the nature of the liabilities in the two years as well as a management’s focus on cash conservation strategies.

For the year ended June 30, 2017, our cash provided by financing activities was $826,133 compared to $2,459,045 of the corresponding period of the prior fiscal year. Financing activities consist of proceeds of $554,155 from issuance of common stock (2016 - $28,000), proceeds from exercise of warrants $nil (2016 - $889,771), proceeds from loans of $92,000 (2016 – $130,000), proceeds from convertible debentures of $290,000 (2016 - $1,863,950), repayment of loans of $110,022 (2016 - $221,034), and repayment of convertible debentures of $nil (2016 - $231,642).

Liquidity and Capital Resources

As of June 30, 2017, we had $16,764 in cash on hand, and we estimate that we will continue to require $2.0 to $3.0 million annually of additional financing to fund our ongoing operating and capital expenditures in order to carry out our business plan and to continue to operate during our fiscal year ending June 30, 2018. The Company has historically funded this requirement through a combination of debt and equity proceeds. Until such time as the Company launches material product-based manufacturing operations, we believe our funding need will remain approximately $2M annually, and we will disclose promptly any changes to that estimate.

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

The Company’s cash usage since inception in 1996 has been funded primarily from proceeds from the issuance of common stock. The company has issued warrants which have the potential to yield $1,129,840 calculated as 3,209,465 warrants exercisable at $0.30 per share and 835,000 warrants exercisable at $0.20 per share. In the event the stock price rises to certain levels in the future and that some or all of the warrant holders elect to acquire Common Stock shares by exercising their warrants, prior to the expiry date, the Company may raise additional funds from warrant holders. We have no ability to forecast future stock price movements nor are we able to determine how many warrant holders would elect to acquire shares by exercising their warrants. Subsequent to year end the company has raised $200,000 in convertible debt, $272,400 in loans and entered into a license deal raising $1,000,000.

Integral Technologies, Inc.

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

Stock based-compensation:

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

Revenue recognition

During the fiscal year ended June 30, 2013, the Company signed a ten-year license agreement with Hanwha Advanced Materials Co., Ltd., (“Hanwa”), of South Korea. For license agreements that the Company enters into, revenue is recognized when all four of the following criteria are met: (i) a contract is executed, (ii) the contract price is fixed and determinable, (iii) delivery of the service or products has occurred, and (iv) collectability of the contract amounts is reasonably assured. The upfront license fees have been recorded over the term of the license agreement.

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

OFF-BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of June 30, 2017 and 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of June 30, 2017 and 2016 and for the years ended June 30, 2017 and 2016, begins on page F-1 of this Annual Report on Form 10-K.

Integral Technologies, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As at June 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Our evaluation was based on the criteria for smaller public companies set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on our evaluation under those criteria, our management concluded that, as of June 30, 2017, our internal control over financial reporting is ineffective due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The primary factor contributing to the material weakness, which relates to our financial statement close process, was as follows:

●

From time to time we experience delays in receiving, reviewing and accounting for complex transactions including debt financings in a cost-effective manner.  As a result of these delays, we were not able to file our 10-K timely, which is evidence that we have a material weakness in internal controls.

Integral Technologies, Inc.

While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US GAAP, based on the material weakness identified above, management has worked on the following remediation initiative described below:

●	Management has consolidated its convertible debt under new and more simplified terms and has substantially reduced the complexity and volume of such debt holdings at year-end.

Management believes the action described above will remediate the material weakness we have identified and strengthen our internal controls over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information regarding the directors and executive officers of Integral Technologies, Inc as of Month Day, 2016:

Name	Age	Position with Company	Director of Company Since

Doug Bathauer	51	Director, CEO, President and Treasurer	November 2012

James Eagan	55	Director, Chairman	January 2011

Eli Dusenbury	36	Chief Financial Officer and Secretary	February 2016

Richard Blumberg	66	Independent Director	November 2012

Douglas Mathias		Independent Director	January 2016

Jeffrey Babka	63	Independent Director	July 2015

Integral Technologies, Inc.

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

Eli Dusenbury CPA, CA

(Chief financial officer, corporate secretary)

Mr. Dusenbury is the CFO for the Company and is located in Vancouver Canada and obtained his CPA, CA designation in 2009.

Mr. Dusenbury has 8 years of public accounting experience providing CFO and assurance services to both public and private sector clients reporting in Canada and the US over a broad range of industries including but not limited to: technology, agriculture, engineering, mining & exploration, manufacturing and processing and financing. With working experiences in both Canada and the US over a wide range of public and private companies he has gained in-depth understanding of business operations, control environments and strategic business decision-making, which provide a unique balance between both operational and accounting perspectives to resolve complex technical accounting, reporting and auditing issues.

Integral Technologies, Inc.

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

Jeffrey Babka

(Director-Independent Director)

Mr. Babka is a graduate of the University of Dayton with a degree in accounting and from Manhattan College with a Master’s in Business Administration. He currently serves as Chief Financial Officer of nCino, a provider of cloud-based bank operating systems. Prior to nCino, Mr. Babka was a Venture Partner with Insight Venture Partners, and has served as Chief Financial Officer of several public and private companies. Mr. Babka has over 40 years of experience in financial and operational management of public/private companies, with a specific focus in the technology, software and telecommunications sectors.

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

Integral Technologies, Inc.

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

Our Board of Directors do not currently have any committees other than the Audit Committee and as such the Board as a whole carries out the functions nominating and compensation committees. We created an Audit Committee in 2015, and appointed Mr. Babka (Chair), Mr. Egan and Mr. Blumberg as members of the audit committee.

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

Integral Technologies, Inc.

ITEM 11. EXECUTIVE COMPENSATION

The following information discloses all plan and non-plan compensation awarded to, earned by, or paid to our executive officers, and other individuals for whom disclosure is required, for all services rendered in all such capacities to Integral and our subsidiaries.

Summary Compensation Table

The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, to or for Integral’s principal executive officer and two other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”), during the fiscal years ended June 30, 2017 and 2016.

Name and Principal Position	Fiscal Year Ended June 30	Salary $	Bonus $	Stock Awards $	Options Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
James Eagan	2017	240,000	-	-	-	-	-	29,414	269,414
Chairman, Director and CEO of wholly owned subsidiary ElectriPlast Corp.	2016	240,000	-	-	-	-	-	12,000	252,000

Doug Bathauer	2017	240,000	-	-	-	-	-	27,537	267,537
CEO, Treasurer, Director	2016	240,000	-	-	-	-	-	28,085	268,085
			-	-	-	-	-
Eli Dusenbury	2017	76,000	-	-	-	-	-	-	76,000
Chief Financial Officer	2016	76,000	-	-	-	-	-	-	76,000
			-	-	-	-	-

Integral Technologies, Inc.

Executive Officer Outstanding Equity Awards At Fiscal Year-End

As of June 30, 2017, the Company does not have any common stock purchase options, stock awards or equity incentive plan awards held by any of our named executive officers.

Compensation of Directors

The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, to or for Integral’s non-employee directors during the last completed fiscal year ended June 30, 2017:

Name	Fees Earned or Paid in Cash $	Stock Awards $	Options Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Richard Blumberg	17,500	-	-	-	-	-	17,500

Jeff Babka	35,000	-	-	-	-	-	35,000

Doug Mathias	25,000	-	-	-	-	-	25,000

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Common Stock

The following table sets forth, as of June 30, 2017 the stock ownership of each person known by Integral to be the beneficial owner of five percent or more of Integral’s common stock, each director and executive officer individually and all directors and executive officers of Integral as a group. Each person is believed to have sole voting and investment power over the shares except as noted.

Name and Address of Beneficial Owner (n1)	Amount and Nature of Beneficial Ownership(n2)	Percent of Class (n3)
Executive Officers and Directors:
Doug Bathauer 2605 Eastside Park Rd., Suite 1 Evansville, IN 47715	243,823	0.10%
James Eagan 2605 Eastside Park Rd., Suite 1 Evansville, IN 47715	1,656,250	0.68%
Richard P. Blumberg (n4)	5,156,786	2.12%
Douglas Mathias 2605 Eastside Park Rd., Suite 1 Evansville, IN 47715	20,000	0.01%
All executive officers and directors as a group (5 persons)	7,396,609	2.91%

(n1)	Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named.

(n2)	Includes vested options beneficially owned but not yet exercised and outstanding, if any.

(n3)

Based upon 243,240,095 shares issued and outstanding, plus the amount of shares each person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights.

Integral Technologies, Inc.

Equity Compensation Plan Information

The following information concerning the Company’s equity compensation plans is as of the end of the fiscal year ended June 30, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	150,000	$0.25	Nil
Total	150,000	$0.25	Nil

As of June 30, 2017, Integral has no Employee Benefit and Consulting Services Compensation Plans (the “Plans”) in effect. The Company is reviewing several alternatives to replace its 2001, 2003, and 2009 Stock Option Plans with a new omnibus stock option plan (the “New Plan”).   In certain cases, we have made contractual commitments to provide shares or stock option grants in anticipation of putting in place the New Plan.  The New Plan will allow us to attract and retain key employees or service providers as we continue to develop our business.  We will obtain the necessary approvals based on the attributes of the plan.  We anticipate that this New Plan will be implemented prior to June 30, 2019.

In January 2001, the Company adopted the Integral Technologies, Inc. 2001 Stock Plan (the "2001 Plan"), a non-qualified stock option plan under which the Company may issue up to 2,500,000 stock options and bonuses of common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company. This plan was amended during December 2001 to increase the number of common stock options that may be granted from 2,500,000 to 3,500,000 stock options. As of June 30, 2017, and 2016, there were no common stock options available under this plan.

In April 2003, the Company adopted the Integral Technologies, Inc. 2003 Stock Plan (the "2003 Plan"), a non-qualified stock option plan under which the Company may issue up to 1,500,000 stock options. As of June 30, 2017, and 2016, there were no common stock options available under this plan.

During the fiscal year ended June 30, 2010, the Company adopted the Integral Technologies, Inc. 2009 Stock Plan (the "2009 Plan"), a non-qualified stock option plan under which the Company may issue up to 4,000,000 common stock options. As of June 30, 2017, and 2016, there were no common stock options available under this plan.

Integral Technologies, Inc.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Baker Tilly Virchow Krause, LLP for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-Q during fiscal years ended June 30, 2016 was $108,427.

The aggregate fees billed for professional services rendered by Baker Tilly Virchow Krause, LLP for the reviews of the financial statements included in our quarterly reports on Form 10-Q during fiscal year ended June 30, 2017 was $30,000.

The aggregate fees billed for professional services rendered by Dale Matheson Carr-Hilton Labonte LLP for the audit of our annual financial statements during fiscal year ended June 30, 2017 was $25,000.

Audit-Related Fees

There were no other fees billed by Baker Tilly Virchow Krause, LLP or Dale Matheson Carr-Hilton Labonte LLP during the last two fiscal years that were reasonably related to the performance of the audit or review of our Company’s financial statements and not reported under “Audit Fees” above.

Tax Fees

There were no fees billed for professional services rendered by Baker Tilly Virchow Krause, LLP for tax compliance services in fiscal year ended June 30, 2016.

There were no fees billed for professional services rendered by Dale Matheson Carr-Hilton Labonte LLP for tax compliance services in fiscal year ended June 30, 2017.

Integral Technologies, Inc.

All Other Fees

There were no other fees billed by Baker Tilly Virchow Krause, LLP or Dale Matheson Carr-Hilton Labonte LLP during the last two fiscal years for products and services provided.

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

10.19

Agreement between the Company and The QuanStar Group, LLC dated June 20, 2005. (Incorporated by reference to Exhibit 10.19 of Integral’s Current Report Form 8-K dated June 17, 2005 (filed June 23, 2005).)

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

Integral Technologies, Inc.

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

10.29

Integral Technologies, Inc. 2009 Stock Option Plan dated July 14, 2009. (Incorporated by reference to Exhibit 10.29 of Integral’s Current Report on Form 10-KSB dated September 28, 2009 (filed September 29, 2009)) .

10.30

Employment Agreement between Integral and William Robinson dated July 14, 2009. (Incorporated by reference to Exhibit 10.30 of Integral’s Current Report on Form 10-KSB dated September 28, 2009 (filed September 29, 2009)).

10.31

Employment Agreement between Integral and William Ince dated July 14, 2009. (Incorporated by reference to Exhibit 10.31 of Integral’s Current Report on Form 10-KSB dated September 28, 2009 (filed September 29, 2009)).

10.32

Consulting Agreement between Integral and Mohamed Zeidan dated August 10, 2009. (Incorporated by reference to Exhibit 10.32 of Integral’s Current Report on Form 10-KSB dated September 28, 2009 (filed September 29, 2009)).

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

Integral Technologies, Inc.

10.36

Consulting Agreement between Integral and Paul MacKenzie dated June 1, 2011. (Incorporated by reference to Exhibit 10.36 of Integral’s Current report on Form 10-k dated September 28, 2011 (filed September 28, 2011)).

10.37

Separation Agreement between Integral and William Robinson dated November 8, 2012. . (Incorporated by reference to Exhibit 10.37 of Integral’s Current report on Form 10-K for the fiscal year ended June 30, 2013 (filed September 30, 2013)

10.38

Separation Agreement between Integral and Steven Neu dated June 13, 2013.(Incorporated by reference to Exhibit 10.38 of Integral’s Current report on Form 10-K for the fiscal year ended June 30, 2013 (filed September 30, 2013)

10.39

Consulting Agreement Extension between Integral and Mo Zeidan dated June 20,2013.(Incorporated by reference to Exhibit 10.39 of Integral’s Current report on Form 10-K for the fiscal year ended June 30, 2013 (filed September 30, 2013)

10.40	License Agreement between Integral and Hanwha dated June 19, 2013. †

10.41	Separation Agreement between Integral and Herbert Reedman dated May 21, 2014. (filed September 30,2014)

10.42	Separation Agreement between Integral and Paul Mackenzie dated March 20, 2014. (filed September 30, 2014 )

10.43	Manufacturing and Services Agreement between Integral and Integral Asia dated February 28, 2014 (filed September 30, 2014).

10.44	Amended Separation Agreement between Integral and William Robinson dated May 1, 2014. (filed September 30,2014)

10.45

Form of Subscription Agreement by and among Integral Technologies, Inc. and the investors in the March 2014 private placement. Incorporated by reference to Exhibit 10.1 of Integral’s Current Report Form 8-K dated March 31, 2014 (filed April 7, 2014).)

10.46	Report of Registered Independent Public Accounting Firm, Smythe Ratcliffe, LLP (filed September 30, 2014)

14.1	Code of Ethics adopted September 20, 2004. (Incorporated by reference to Exhibit 14.1 of Integral’s annual report on Form 10-KSB for the period ended June 30, 2004.)

21.4	List of Subsidiaries. (file herewith)

23.1	Baker Tilly Virchow Krause, LLP consent letter dated September 18, 2018

23.2	Dale Matheson Carr-Hilton Labonte LLP consent letter dated September 18, 2018

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

31.2	Section 302 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer. (Filed herewith).

32.2	Section 906 Certification by the Corporation’s Chief Financial Officer. (Filed herewith).

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

† Confidential treatment has been granted for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

** XBRL

information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Integral Technologies, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRAL TECHNOLOGIES, INC

Dated: September 18, 2018	/s/ Douglas Bathauer
Douglas Bathauer, Chief Executive Officer

Dated: September 18, 2018	/s/ Eli Dusenbury
Eli Dusenbury, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Douglas Bathauer	CEO	September 18, 2018
Douglas Bathauer

/s/ Eli Dusenbury	CFO	September 18, 2018
Eli Dusenbury

/s/ James Eagan	Director	September 18, 2018
James Eagan

/s/ Doug Mathias	Director	September 18, 2018
Doug Mathias

/s/ Richard Blumberg	Independent Director	September 18, 2018
Richard Blumberg

/s/ Jeffrey Babka	Independent Director	September 18, 2018
Jeffrey Babka

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Integral Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Integral Technologies, Inc. as at June 30, 2017 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, these financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2017 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has reported losses since inception from operations and requires additional funds to meet its obligations and fund the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

Vancouver, Canada

September 18, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Integral Technologies, Inc.

Evansville, IN

We have audited the accompanying consolidated balance sheet of Integral Technologies, Inc. as of June 30, 2016, and the related consolidated statements of operations comprehensive loss, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Integral Technologies, Inc. as of June 30, 2016 and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

January 17, 2017

Integral Technologies, Inc.

Consolidated Balance Sheets

	June 30, 2017	June 30, 2016
ASSETS

Current assets:
Cash	$16,764	$47,350
Accounts receivable	425	21,894
Prepaid expenses	11,979	90,329

Total current assets	29,168	159,573

Deposit	-	2,500
Deferred financial costs	201,432	-
Property and Equipment, net	70,324	74,689

Total assets	$300,924	$236,762

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,928,983	$1,004,550
Related party payable	483,087	30,000
Loans payable	16,800	148,022
Deferred revenue	50,000	50,000
Convertible debentures	162,821	664,621
Derivative liabilities	988,463	142,797
Warrant liability	-	87,500

Total current liabilities	3,630,154	2,127,490

Deferred revenue, net of current portion	270,833	320,833
Total liabilities	3,900,987	2,448,323

Commitment and Contingencies (Note 15)

Stockholders’ deficit:
Preferred stock and paid-in capital in excess of $0.001 par value, 20,000,000 shares authorized, 0 (June 30, 2016 - 0) issued and outstanding	-	-
Common stock and paid in capital in excess of $0.001 par value, 250,000,000 shares authorized, 202,210,516 (June 30, 2016 - 133,506,044) issued and outstanding	59,672,609	55,024,270
Share subscriptions and obligations to issue shares	41,250	340,184
Accumulated other comprehensive income	46,267	46,267
Accumulated deficit	(63,360,189)	(57,622,282)
Total stockholders’ deficit	(3,600,063)	(2,211,561)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$300,924	236,762

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.

Consolidated Statements of Operations

Years ended June 30, 2017 and 2016

	2017	2016

Revenue	$72,360	$96,713
Cost of goods sold	-	18,692
Gross profit	72,360	78,021

Operating expenses:
Selling, general, and administrative expenses	2,229,577	2,885,753
Research and development	497,224	661,371
Total operating expenses	(2,789,801)	(3,547,124)

Fair value loss on derivative liabilities	(3,604,620)	(815,491)
Fair value (loss) gain on warrant liability	(101,116)	37,500
Gain on extinguishment of debt	1,535,752	149,194
Other income	174	6,680
Interest expense	(850,656)	(548,478)
Net Loss	$(5,737,907)	$(4,639,698)
Net loss per share – basic and diluted	$(0.04)	$(0.04)
Weighted average number of common shares outstanding	142,213,989	120,011,421

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.

Consolidated Statements of Stockholders' Deficit

	Number of Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Number of Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Promissory Notes Receivable From Shareholders	Shares Subscriptions and Obligations to Issue Shares	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit

Balance June 30, 2015	114,370,094	$51,753,457	-	$-	$-	$391,974	$46,267	$(52,982,584)	$(790,886)

Shares issued for
Cash:
Warrants exercised	3,265,569	997,271	-	-	-	(107,500)	-	-	889,771
Private placements	56,000	28,000	-	-	-	-	-	-	28,000
Settlement of convertible debt	15,463,881	2,059,738	-	-	-	-	-	-	2,059,738
Settlement of debt	13,000	6,220				-			6,220
Stock-based compensation	337,500	179,584	-	-	-	-	-	-	179,584
Obligation to issue shares	-	-	-	-	-	55,710	-	-	55,710
Net loss for year	-	-	-	-	-	-	-	(4,639,698)	(4,639,698)

Balance June 30, 2016	133,506,044	$55,024,270	-	$-	$-	$340,184	$46,267	$(57,622,282)	$(2,211,561)

Shares issued for
Services	2,166,667	225,000	-	-	-	-	-	-	225,000
Cash:
Private placements	6,125,695	554,155	-	-	-	-	-	-	554,155
Cashless warrant exercise	9,926,612	188,616	-	-	-	-	-	-	188,616
Settlement of convertible debt	53,547,998	3,096,498	-	-	-	-	-	-	3,096,498
Settlement of debt	1,850,000	163,500	-	-	-	(163,500)	-	-	-
Shares rescinded	(5,250,000)	-	-	-	-	-	-	-	-
Reclassification of share obligation for shares issued in a prior year	-	223,994	-	-		(223,994)			-
Stock-based compensation	337,500	196,576	-	-	-	-	-	-	196,576
Obligation to issue shares	-	-	-	-	-	88,560	-	-	88,560
Net loss for year	-	-	-	-	-	-	-	(5,737,907)	(5,737,907)

Balance June 30, 2017	202,210,516	$59,672,609	-	$-	$-	$41,250	$46,267	$(63,360,189)	$(3,600,063)

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.

Consolidated Statements of Cash Flows

Years ended June 30, 2017 and 2016

	2017	2016
Cash flows from operating activities:
Net loss	$(5,737,907)	$(4,639,698)
Items not involving cash
Accrued interest	55,720	5,500
Amortization of debt issuance costs	40,500	-
Amortization of deferred finance costs	8,568	-
Deferred revenues	(50,000)	(50,000)
Depreciation	7,865	4,581
Fair value loss on derivative financial liabilities	3,604,620	815,491
Fair value loss (gain) on warrant liability	101,116	(37,500)
Interest on convertible debentures	737,916	511,623
Gain on extinguishment of debt	(1,535,752)	(142,974)
Obligation to issue shares for consulting services	237,720	55,710
Stock-based compensation	196,576	179,584
Changes in working capital	1,479,839	782,437
Net cash used in operating activities	(853,219)	(2,515,246)

Cash flows from investing activities:
Purchase of property, equipment and intangible assets	(3,500)	(13,756)
	(3,500)	(13,756)
Cash flows from financing activities:
Proceeds from loans	92,000	130,000
Repayment of loans	(110,022)	(221,034)
Proceeds from issuance of common stock	554,155	28,000
Proceeds from warrants exercised	-	889,771
Proceeds from convertible debentures	290,000	1,863,950
Repayment of convertible debentures	-	(231,642)
	826,133	2,459,045
Decrease in cash	(30,586)	(69,957)
Cash, beginning of year	47,350	117,307
Cash, end of year	$16,764	$47,350

Supplemental cash flow information:
Interest paid	$6,449	$31,355

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

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Integral Operating, LLC (“Operating”), Integral Vision Systems, Inc. ("IVSI"), Antek Wireless Inc. ("Antek"), Electriplast Corp. (formerly Plastenna, Inc.) (“Electriplast”), and Integral Technologies Asia, Inc. (“Asia”), which are currently inactive. All intercompany balances and transactions have been eliminated.

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

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued)

As discussed in Note 13, the Company signed a ten-year license agreement with Hanwha Advanced Materials Co., Ltd., (“Hanwa”), of South Korea. For license agreements that the Company enters into, revenue is recognized when all four of the following criteria are met: (i) a contract is executed, (ii) the contract price is fixed and determinable, (iii) delivery of the service or products has occurred, and (iv) collectability of the contract amounts is reasonably assured.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $2,031 and $39,357 for the years ended June 30, 2017 and 2016, respectively.

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

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial instruments

We have issued financial instruments that contain embedded conversion features that qualify as derivatives and are therefore accounted for as liabilities. The derivative liabilities are initially recorded at fair value, with gains and losses arising from changes in fair value recognized in the consolidated statements of operations at each period end while such instruments are outstanding. The derivative liabilities relating to the convertible debt is valued using the Black-Scholes Model where appropriate. The fair value of the warrants issued with reset provisions were measured using the Monte Carlo method.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued amended revenue recognition guidance to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The requirements are effective for annual reporting periods beginning after December 15, 2017. Early adoption is not permitted. The Company is evaluating the impact of the amended revenue recognition guidance on our financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases, amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The guidance will be effective in the first quarter of 2019 and allows for early adoption. The new standard requires a modified retrospective transition approach for all leases existing at the date of initial application, with an option to use certain transition relief. ASU 2016-02 provides for transition relief, which includes not electing to (i) reassess whether any expired or existing contract is a lease or contains a lease, (ii) reassess the lease classification of any expired or existing leases and (iii) expense any capitalized initial direct costs for any existing leases. The Company will continue to assess the impact of the new standard.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 3 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $5,737,907 for the fiscal year ended June 30, 2017 (2016 - $4,639,698), and an accumulated deficit of $63,360,189 (2016 - $57,622,282) and a working capital deficiency of $3,600,986 as at June 30, 2017 (2016 - $1,967,917). The Company does not have sufficient revenue-producing activities to fund its expenditure requirements to continue to advance researching, developing and commercializing its conductive plastics technology, ElectriPlast. Subsequent to year end, the Company raised $1,000,000 pursuant to a license agreement and $200,000 pursuant to a convertible debt agreement (note 16). The Company estimates that, without further funding, it will deplete its cash resources within six months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - PROPERTY AND EQUIPMENT

As of June 30, 2017, and 2016, property and equipment consisted of the following:

	June 30, 2017	June 30, 2016
Equipment	$118,378	$118,680
Furniture and fixtures	100,081	96,279
Leasehold improvements	64,565	64,565
Write-off assets	(41,438)	-
Total cost:	241,585	279,524

Less: accumulated depreciation	(212,700)	(204,835)
Adjustment for write-off	41,438	-
Total accumulated depreciation:	(171,262)	(204,835)
Property and equipment, net	$70,324	$74,689

Depreciation expense for the fiscal years ended June 30, 2017 $7,865 (June 30, 2016 - $4,581).

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common stock

During the year ended June 30, 2017, the Company completed the following common share transactions:

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

(iii)

During December 2016, the Company completed private placements amounting to $210,000 for the issuance of 3,000,000 units. Each unit consisted of one common share at $0.07 per share and one quarter share purchase warrant at $0.001 per warrant to purchase 750,000 common shares on or before October 1, 2017 at an exercise price of $0.20 per warrant.

(iv)

During January 2017, the Company completed a private placement amounting to $23,800 for the issuance of 340,000 units. Each unit consisted of one common share at $0.07 per share and one quarter share purchase warrant at $0.001 per warrant to purchase 85,000 common shares on or before October 1, 2017 at an exercise price of $0.20 per warrant.

(v)	On January 6, 2017, 337,500 common shares were issued pursuant to employment agreements. The Company recognized stock-based compensation of $147,503 being the grant date fair value.

(vi)

On March 8, 2017, 1,666,667 common shares were issued as retainer fees pursuant to a consulting agreement. The shares were measured at the grant date fair value of $200,000 and recognized within selling, general and administrative expense.

(vii)

On April 6, 2017, 500,000 common shares were issued pursuant to a consulting agreement. The shares were measured at the grant date fair value of $25,000 and recognized within selling, general and administrative expense.

During the year ended June 30, 2017, the Company issued shares of common stock pursuant to debt agreements:

(i)	On September 21, 2016, the Company issued 1,035,864 shares to settle the remaining balance of $69,649, the first convertible debt note with JMJ Financial (note 11).

(ii)

On October 24, 2016, the Company issued 75,000 shares pursuant to a debt agreement, measured at a fair value of the Company’s common shares on that date of $10,500, recorded as interest expense (note 12).

(iii)

On January 6, 2017, the Company issued 100,000 shares pursuant to a debt agreement, measured at a fair value of the Company’s common shares on that date of $14,000, recorded as interest expense (note 12).

(iv)

On January 6, 2017, the Company issued 725,000 common shares to extend the maturity date of loans held. The modifications were treated as debt extinguishments with the agreement date fair value of the shares of $82,000 recognized as a loss on debt extinguishment.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Common stock (continued)

(v)	On March 1, 2017, 5,250,000 common shares that were previously issued to settle convertible debt with JMJ Financial were rescinded.

Due to the nature of the rescission rights attached to the issued common shares, the Company previously measured the settled debt within liabilities. On May 5, 2017, the rescission rights attached to the debt were ratified, and the related debt has been accounted for as an extinguishment.

During the year ended June 30, 2017, 12,186,402 shares were issued to settle debt with JMJ Financial totalling $380,481 (note 11).

During the year ended June 30, 2017, 9,926,612 shares were issued pursuant to cashless exercise of warrants held by JMJ Financial with a fair value of $188,616 (note 11).

(vi)

On April 7, 2017, the Company issued 950,000 common shares pursuant to a debt agreement with a carrying value of $49,400. The shares were measured at a fair value on the issuance date of $57,000, with $7,600 recognized as a loss on extinguishment.

(vii)

On June 14, 2017, the Company issued 200,000 common shares pursuant to inducement penalty on convertible debt held. The common shares were measured at a fair value of $8,000 on the date the shares became issuable and recorded as interest expense.

(viii)	During the year ended June 30, 2017, the Company issued 4,288,053 common shares in eight tranches to settle convertible debt totalling $116,160.

(ix)	During the year ended June 30, 2017, the Company issued 19,210,686 common shares in eight tranches to settle convertible debt totalling $325,000.

(x)	During the year ended June 30, 2017, the Company issued 16,626,993 common shares in six tranches to settle convertible debt totalling $314,250.

During the year ended June 30, 2016, the Company completed the following common share transactions:

(i)	Completed a private placement amounting to $28,000 for the issuance of 56,000 shares of common stock at $0.50 per share.

(ii)

During the fiscal year ended June 30, 2016, the Company issued 337,500 shares of common stock pursuant to agreements with employees. The shares issued were measured at a weighted average fair value of $0.38 per share.

During the year ended June 30, 2016, the Company issued shares of common stock to settle the following debt:

(i)

Pursuant to a promissory note agreement, the Company issued 13,000 shares of common stock measured at a fair value of $0.48 per share resulting in a total value of $6,220 which was recorded in common stock and paid in capital in excess of par.

(ii)	The Company issued 15,463,881 shares of common stock to settle $2,059,738 of convertible debentures and derivative liabilities (note 11).

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Preferred stock

As of June 30, 2017, and 2016 there are no outstanding preferred shares.

Stock options and restricted shares

The Company is reviewing several alternatives to replace its 2001, 2003, and 2009 Stock Option Plans with a new omnibus stock option plan (the “New Plan”).   In certain cases, the Company has made contractual commitments to provide shares or stock option grants in anticipation of putting in place the New Plan.  The Company intends on obtaining the necessary approvals based on the attributes of the plan, and anticipates that this New Plan will be implemented prior to June 30, 2019.

In January 2001, the Company adopted the Integral Technologies, Inc. 2001 Stock Plan (the "2001 Plan"), a non-qualified stock option plan under which the Company may issue up to 2,500,000 stock options and bonuses of common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company. This plan was amended during December 2001 to increase the number of common stock options that may be granted from 2,500,000 to 3,500,000 stock options. As of June 30, 2017, there were nil ( June 30, 2016 - nil) common stock options available under this plan.

In April 2003, the Company adopted the Integral Technologies, Inc. 2003 Stock Plan (the "2003 Plan"), a non-qualified stock option plan under which the Company may issue up to 1,500,000 stock options. As of June 30, 2017, there were nil ( June 30, 2016 - nil) common stock options available under this plan.

During the fiscal year ended June 30, 2010, the Company adopted the Integral Technologies, Inc. 2009 Stock Plan (the "2009 Plan"), a non-qualified stock option plan under which the Company may issue up to 4,000,000 common stock options. As of June 30, 2017, there were nil ( June 30, 2016 - nil) common stock options available under this plan.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock option activity

The following summarizes information about the Company’s options outstanding:

	Number of Options	Price Per Option			Weighted Average Exercise Price
Outstanding, June 30, 2015	3,500,000	$ 0.25	to	$ 0.85	$0.34
Cancelled	-		-		-
Expired	(2,350,000)	$ 0.25	to	$ 0.85	$0.32
Outstanding, June 30, 2016	1,150,000	$ 0.25	to		$0.37
Cancelled	(150,000)		$0.50		-
Expired	(850,000)	$ 0.31	to	$ 0.85	$0.37

Outstanding and exercisable, June 30, 2017	150,000		$0.25		$0.25

The weighted average remaining contractual lives for options outstanding and exercisable at June 30, 2017 are 3.54 ( June 30, 2016 - 1.13 and 0.93 years), respectively.

The following summarizes the options outstanding and exercisable:

		Number of Options
Expiry Date	Exercise Price	June 30, 2017	June 30, 2016
December 1, 2016	$0.85	-	100,000
December 1, 2016	$0.50	-	75,000
February 19, 2017	$0.31	-	750,000
June 1, 2017	$0.50	-	75,000
January 13, 2019	$0.25	50,000	50,000
January 13, 2020	$0.25	50,000	50,000
January 13, 2021	$0.25	50,000	50,000
Total outstanding		150,000	1,150,000
Total exercisable		150,000	1,100,000

The aggregate intrinsic value of options outstanding and exercisable as of June 30, 2017 was $nil ( June 30, 2016 - $nil), respectively. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value is the difference between the market value of the shares and the exercise price of the award.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock option activity (continued)

During the year ended June 30, 2014, the Company entered into employment agreements, whereby the employees would be granted restricted shares. The holder of a restricted share award is generally entitled at all times on and after the date of the agreement to exercise the rights of a shareholder of the Company, including the right to vote and the right to receive dividends on the shares. These shareholders do not have the ability to sell, transfer or otherwise encumber the restricted shares awards until they fully vest. The restricted shares granted vest over three or four-year periods and the grant date fair value of the awards is recognized as expense over the vesting period. During the year ended June 30, 2017, total compensation expense of $196,576 ( June 30, 2016 - $179,584) was recognized as stock-based compensation and included in selling, general and administration expense.

During the year ended June 30, 2017, the Company issued 377,500 shares (2016 - 377,500) and is obligated to issue an additional 600,000 shares (subsequently issued) pursuant to the employment agreements.

As of June 30, 2017, there are no restricted shares that have not vested.

Stock purchase warrants

The following summarizes information about the Company’s stock purchase warrants outstanding:

	Number of Warrants	Price Per Share			Weighted Average Exercise Price

Balance, June 30, 2016	12,506,309	$0.08	-	$0.50	$0.32
Issued	1,531,424	$0.20	-	$0.30	$0.25
Expired	(8,743,268)	$0.30	-	$0.50	$0.36
Exercised	(1,250,000)		$0.02		$0.02

Balance, June 30, 2017	4,044,465	$0.08	-	$0.50	$0.28

		Number of Warrants
Expiry Date	Exercise Price	June 30, 2017	June 30, 2016

May 5, 2020	$0.08	-	1,250,000
November 25, 2016*	$0.30	-	8,501,786
November 25, 2016	$0.50	-	2,754,523
October 1, 2017*	$0.30	3,209,465	-
October 1, 2017	$0.20	835,000	-
Total outstanding and exercisable		4,044,465	12,506,309

* During the year ended June 30, 2017, 3,209,465 warrants expiring November 25, 2016 were extended to October 1, 2017.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Share obligations

(a)

Pursuant to a separation agreement with the previous CFO, the Company will issue 36,000 shares of common stock with a fair value of $3,600 and settle all unpaid fees from July 1, 2016 to February 10, 2017 (effective date of resignation).

Pursuant to the separation agreement, obligations to issue shares of $87,660, representing 204,000 common shares, were written off and recognized within gain on extinguishment of debt. During the year ended June 30, 2017, $4,320 (2016 - $26,460) was recorded as an obligation to issue shares.

(b)

Pursuant to director’s agreements, the Company is obligated to issue 65,000 shares of common stock. As at March 31, 2017, these shares have not been issued and as such, the grant date fair value of $37,650 has been recognized in obligation to issue shares within equity.

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

Concentration of credit risk exists with respect to the Company’s cash, as certain amounts are held at US and Canadian financial institutions. The Company's cash are as follows at June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016

Cash (US institution)	$16,764	$46,698
Cash (CDN institution)	-	652

	$16,764	$47,350

All U.S. institution amounts are covered by FDIC insurance as of June 30, 2017. Additionally, all CDN institution amounts are covered by CDIC insurance. Management deems any related risk to be minimal.

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

The Company requires significant additional funding to meet its operational costs in fiscal year 2018.

Financing transactions may include the issuance of equity securities, obtaining additional credit facilities, licensing proprietary technology or other financing mechanisms. However, the trading price of the Company’s common stock has made it more difficult to obtain equity financing.

NOTE 7 - INCOME TAXES

The provision for income taxes consists of the following at June 30:

	2017	2016

Current Expense	$-	$-
Deferred Expense/(Benefit)	884,000	(746,000)
Inc/(Dec) in valuation allowance	(884,000)	746,000

Total provision for income tax	$-	$-

The total provision differs from the amount computed by applying federal statutory rates to loss before income taxes due to the following at June 30:

	2017	2016
Provision for income tax at the statutory rate of 34%	$(1,951,000)	$(1,578,000)

Increase(Decrease) in taxes due to
Change in valuation allowance	(884,000)	746,000
Disallowed expense	1,030,000	419,000
Federal Tax Return True Ups	-	64,000
Expired & Cancelled Stock Op	37,000	349,000
Expired Net Operating Loss	-	-
Total provision for income tax	$-	$-

The Company has used a federal statutory rate of 34%. The Company has no material state tax liabilities, so no provision for state income tax is needed.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 7 - INCOME TAXES (CONTINUED)

Deferred tax assets and liabilities reflect the tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The Company has net deferred income tax assets which have been reduced to zero through a valuation allowance because of uncertainties relating to utilization of future tax benefits. The increase/(decrease) in the valuation allowance for the years ended June 30, 2017 and June 30, 2016 are respectively $886,000 and $746,000.

The components of the net deferred income tax assets, calculated at an effective rate of 34%, are as follows at June 30:

	2017	2016

Noncurrent deferred tax assets
Net operating loss carry forwards	$15,480,000	$14,450,000
Nonqualified stock options	4,000	41,000
Deferred Revenue	77,000	127,000
Valuation allowance	(15,519,000)	(14,618,000)

Net deferred tax asset/(liability)	$-	$-

For tax purposes, the Company has unused net operating losses available for carry forwards to future tax years. At June 30, 2017, the Company has net operating loss carry forwards of $45,441,000 which expire 2019 – 2037.

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

Our policy will be to recognize interest and penalties related to income taxes as a component of income tax expense. We are subject to income tax examinations for U.S. incomes taxes from the year ended June 30, 1999 forward. We do not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2019.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 8 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	June 30, 2017	June 30, 2016
Changes in working capital
Prepaid expenses	$80,850	$65,433
Accounts payable and accruals	969,433	769,378
Related party payable	408,087	(30,480)
Accounts receivable	21,469	(21,894)
	$1,479,839	$782,437

Shares issued for:
Subscriptions received in prior year	$-	$107,500
Settlement of debt	163,500	6,220
Cashless exercise of warrants	188,616
Settlement of convertible debenture	3,096,498	2,059,738
Consulting Services	225,000	-

NOTE 9 - RELATED PARTY TRANSACTIONS

As of June 30, 2017, $483,087 ( June 30, 2016 - $30,000) was owed to the Company's executives for outstanding managements fees, consulting fees and business-related reimbursements and are without interest or stated terms of repayment.

NOTE 10 - SEGMENT INFORMATION

The Company operates primarily in one business segment, the development of electronically-conductive resin-based materials, with operations located in the US.

NOTE 11 - CONVERTIBLE DEBENTURES

During the year ended June 30, 2017, the Company had the following convertible debenture agreements, summarized as follows:

(a)	Power Up Lending Group, Ltd.:

●	On February 9, 2017, a total of $55,000 (settled) was received, net of $3,000 in legal fees. The convertible debt was due December 30, 2017;
●	On March 9, 2017, a total of $35,000 (settled) was received, net of $3,500 in legal fees. The convertible debt was due November 20, 2017; and

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

During the year ended June 30, 2017, the total net proceeds allocated to the derivative liability components were $22,384 with the residual net proceeds of $67,616 allocated to the debt components at inception.

(b)	Debt settlement agreement

On March 28, 2017, the Company entered into a debt settlement agreement to add a conversion feature to debt with an original balance of $88,000. At the date of the settlement agreement, the loan balance was $135,520 (including interest and penalties). Pursuant to the debt settlement agreement, the lender reduced the balance payable to $116,160 (settled) and the debt became convertible into common shares of the Company.

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

The modification of the debt was accounted for as an extinguishment of debt with a gain on extinguishment of $19,360 recognized in the consolidated statements of net loss for the year ended June 30, 2017.

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

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 11 - CONVERTIBLE DEBENTURES (CONTINUED)

During the year ended June 30, 2017, the total net proceeds allocated to the derivative liability component was $70,357 with the residual net proceeds of $45,803 allocated to the debt component at inception.

(c)	L2 Capital Inc.:

●

On May 12, 2017, a replacement note of $469,760 (partially extinguished) was received in exchange for the convertible note with JMJ Financial (described below). This note accrues interest at 12% per year. The new convertible debt is due November 12, 2017;

●

On May 18, 2017, a total of $75,000 (partially settled) was received, net of $13,200 in legal fees and $31,027 in Other Issue Discount (“OID”). This note accrues interest at 8% per year. The convertible debt is due November 18, 2017;

●

On June 8, 2017, a total of $25,000 (partially settled) was received, net of $2,006 in Other Issue Discount (“OID”). This note accrues interest at 8% per year. The convertible debt is due December 8, 2017;

The convertible debentures can be converted into common stock at the option of the holder at any time after 180 days following the date of issuance. The debenture has a conversion price equal to 65% of the market price. Market price is defined as the average of the lowest two trading prices for the Company’s common stock during the twenty-one-day trading period ending one trading day prior to the date of conversion notice with a limitation of 9.99% of the issued and outstanding common stock at the time of conversion. Any amount of principal that is not paid when due bears interest at the lessor of (i) 24% per annum or (ii) the maximum allowed by law.

●

On May 19, 2017, the Company entered into an equity purchase agreement, whereby the lender may purchase up to $5,000,000 (described below) of the Company’s common shares. As consideration for the equity agreement, the Company entered into a commitment fee convertible debt note of $105,000. The convertible debt is due February 19, 2018;

The convertible debenture associated with the equity purchase agreement accrues interest of 8% per annum and can be converted into common stock at the option of the holder at any time after 180 days following the date of issuance. The debenture has a conversion price equal to 67.5% of the market price. Market price is defined as the average of the lowest two trading prices for the Company’s common stock during the twenty-day trading period ending one trading day prior to the date of conversion notice with a limitation of 9.99% of the issued and outstanding common stock at the time of conversion. Any amount of principal that is not paid when due bears interest at the lessor of (i) 24% per annum or (ii) the maximum allowed by law.

If the Company enters into a convertible debt agreement with a conversion rate greater than the conversion price of the convertible debt above, then the conversion price shall be automatically adjusted to equal the most beneficial conversion rate.

The convertible debentures may be repaid by the Company as follows:

●

The May 12, 18 and June 8, 2017 convertible notes may be prepaid in cash equal to the outstanding principal multiplied by 125% together with accrued interest and unpaid interest thereon up to the date that is 180 days following the date of the notes;

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 11 - CONVERTIBLE DEBENTURES (CONTINUED)

●	The May 19, 2017 equity purchase agreement convertible notes may be prepaid in cash equal to:
●	the outstanding principal multiplied by 120% together with accrued interest and unpaid interest thereon from inception up to the date that is 90 days following the date of the notes; and
●

the outstanding principal multiplied by 140% together with accrued interest and unpaid interest thereon from inception up to the date that is 91 days following the date of inception and ending on the date that is 180 days from the date of inception;

The embedded conversion feature of the convertible debentures were treated as derivative liabilities measured at fair value on inception and at each reporting date with the debt component being allocated the residual value of the debt and amortized using the effective interest method to its maturity value. Debt issuance costs have been recorded as a reduction to the debt.

The embedded conversion feature of the equity purchase agreement commission convertible debenture was treated as a derivative liability measured at fair value on inception and at each reporting date with the debt component being allocated the residual value of the debt and amortized using the effective interest method to its maturity value. Debt issuance costs have been recorded as a deferred debt discount asset to be amortized using the effective interest method to its maturity value.

During the year ended June 30, 2017, the total net proceeds allocated to the derivative liability components were $576,901 with the residual net proceeds of $97,859 allocated to the debt components at inception.

(d)	SBI Investments LLC

●

On May 12, 2017, a replacement note of $469,760 (partially extinguished) was received in exchange for the convertible note with JMJ Financial (described below). This note accrues interest at 12% per year. The new convertible debt was due November 12, 2017;

●

On May 18, 2017, a total of $75,000 (partially settled) was received, net of $13,200 in legal fees and $31,027 in Other Issue Discount (“OID”). This note accrues interest at 8% per year. The convertible debt is due November 18, 2017;

●

On June 23, 2017, a total of $25,000 (partially settled) was received, net of $3,750 in Other Issue Discount (“OID”). This note accrues interest at 8% per year. The convertible debt is due December 23, 2017;

The convertible debentures can be converted into common stock at the option of the holder at any time after 180 days following the date of issuance. The debenture has a conversion price equal to 65% of the market price. Market price is defined as the average of the lowest two trading prices for the Company’s common stock during the twenty-one-day trading period ending one trading day prior to the date of conversion notice with a limitation of 9.99% of the issued and outstanding common stock at the time of conversion. Any amount of principal that is not paid when due bears interest at the lessor of (i) 24% per annum or (ii) the maximum allowed by law.

●

On May 19, 2017, the Company entered into an equity purchase agreement, whereby the lender may purchase up to $5,000,000 (described below) of the Company’s common shares. As consideration for the equity agreement, the Company entered into a commitment fee convertible debt note of $105,000. The convertible debt is due February 19, 2018;

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 11 - CONVERTIBLE DEBENTURES (CONTINUED)

The convertible debenture associated with the equity purchase agreement accrues interest of 8% per annum and can be converted into common stock at the option of the holder at any time after 180 days following the date of issuance. The debenture has a conversion price equal to 67.5% of the market price. Market price is defined as the average of the lowest two trading prices for the Company’s common stock during the twenty-day trading period ending one trading day prior to the date of conversion notice with a limitation of 9.99% of the issued and outstanding common stock at the time of conversion. Any amount of principal that is not paid when due bears interest at the lessor of (i) 24% per annum or (ii) the maximum allowed by law.

In the Company enters into a convertible debt agreement with a conversion rate greater than the conversion price of the convertible debt above, then the conversion price shall be automatically adjusted to equal the most beneficial conversion rate.

The convertible debentures may be repaid by the Company as follows:

●

The May 12, 18 and June 23, 2017 convertible notes may be prepaid in cash equal to the outstanding principal multiplied by 125% together with accrued interest and unpaid interest thereon up to the date that is 180 days following the date of the notes;

●	The May 19, 2017 equity purchase agreement convertible notes may be prepaid in cash equal to:
●	the outstanding principal multiplied by 120% together with accrued interest and unpaid interest thereon from inception up to the date that is 90 days following the date of the notes; and
●

the outstanding principal multiplied by 140% together with accrued interest and unpaid interest thereon from inception up to the date that is 91 days following the date of inception and ending on the date that is 180 days from the date of inception;

The embedded conversion feature of the convertible debentures were treated as derivative liabilities measured at fair value on inception and at each reporting date with the debt component being allocated the residual value of the debt and amortized using the effective interest method to its maturity value. Debt issuance costs have been recorded as a reduction to the debt.

The embedded conversion feature of the equity purchase agreement commission convertible debenture was treated as a derivative liability measured at fair value on inception and at each reporting date with the debt component being allocated the residual value of the debt and amortized using the effective interest method to its maturity value. Debt issuance costs have been recorded as a deferred debt discount asset to be amortized using the effective interest method to its maturity value.

During the year ended June 30, 2017, the total net proceeds allocated to the derivative liability components were $574,840 with the residual net proceeds of $99,920 allocated to the debt components at inception.

On June 27, 2017, the Company settled a total of $33,465 of derivative liabilities and convertible debt reclassified to additional paid in capital. The 1,818,182 common shares issued to settle this debt was in transit at June 30, 2017, subsequently clearing July 11, 2017.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 11 - CONVERTIBLE DEBENTURES (CONTINUED)

During the year ended June 30, 2016, the Company had the following convertible debt transactions, summarized as follows:

(e)	Vis Vires Group, Inc.:

●	On July 23, 2015, a total of $165,000 (extinguished) was received, net of $4,000 in legal fees. The convertible debt was due April 27, 2016;
●	On August 20, 2015, a total of $100,000 (extinguished) was received, net of $4,000 in legal fees. The convertible debt was due May 25, 2016;
●	On November 17, 2015, a total of $100,000 (extinguished) was received, net of $4,000 in legal fees. The convertible debt was due August 19, 2016; and
●	On January 28, 2016, a total of $75,000 (extinguished) was received, net of $3,500 in legal fees. The convertible debt was due November 1, 2016.
●	On March 25, 2016, a total of $125,000 (settled) was received, net of $3,500 in legal fees. The convertible debt was due December 29, 2016

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

The convertible debentures may be repaid by the Company as follows:

●	Outstanding principal multiplied by 107% together with accrued interest and unpaid interest thereon if prepaid within a period of 30 days beginning on the date of issuance of the note;
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

On September 23, 2015, the first two convertible debentures with Vis Vires Group, Inc. were transferred to River North Equity LLC with identical terms with the exception of the maturity date of the note (note 9(d)). The transfer of debt was accounted for as an extinguishment of debt with a gain on extinguishment of $1,927 recognized in the consolidated statement of operations.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 11 - CONVERTIBLE DEBENTURES (CONTINUED)

(c)	Vis Vires Group, Inc. (continued):

On March 21, 2016, the second two convertible debentures with Vis Vires Group, Inc. were transferred to Vista Capital Investments, LLC with identical terms with the exception of the maturity date of the note and a lower interest rate (note 9(e)). The transfer of debt was accounted for as an extinguishment of debt with a gain on extinguishment of $67,148 recognized in the consolidated statement of operations during the year ended June 30, 2016.

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

(d)	River North Equity LLC

●

On September 23, 2015, a replacement note of $273,000 (extinguished during the year ended June 30, 2016) was received in exchange with the two convertible notes with Vis Vires Group, Inc. (described above). The new convertible debt is due September 21, 2016. The terms of this convertible debt are identical to the terms with Vis Vires Group, Inc. (above);

●

On September 24, 2015, a total of $98,950 (extinguished during the year ended June 30, 2016) was received, net of $5,000 in legal fees and $61,050 in Other Issue Discount (“OID”). The convertible debt is due December 31, 2016;

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

The convertible debenture may be repaid by the Company as follows:

●	Outstanding principal multiplied by 105% together with accrued interest and unpaid interest thereon if prepaid within a period of 30 days beginning on the date of the Note
●

Outstanding principal multiplied by 110% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 31 days from the date of the Note and ending on the date which is 60 days following the date of the Note

●

Outstanding principal multiplied by 118% together with accrued interest and unpaid interest thereon if prepaid at any time during the period beginning 61 days from the date of the Note and ending on the date which is 90 days following the date of the Note

●

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

(ii)

On February 5, 2016, the remaining convertible debentures were transferred to SBI Investments, LLC and an independent lender. The replacement notes were issued with identical terms as described above with the exception of the maturity dates of the notes being extended to February 5, 2017:

●

The replacement notes with SBI Investment total $273,575, representing transferred principle of $222,667, accrued interest of $6,375 and an additional $44,533 as consideration for amending the terms of the convertible debt.

●

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

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 11 - CONVERTIBLE DEBENTURES (CONTINUED)

(e)	Vista Capital Investments, LLC

●

On March 21, 2016, a new note with a principle of $126,000 (inclusive of $8,507 in interest and a premium of $13,493) was received in exchange for the $104,000 convertible note with Vis Vires Group, Inc. (note 9(a)). The new convertible debt is due January 1, 2017; and

●

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

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 11 - CONVERTIBLE DEBENTURES (CONTINUED)

(f)	JMJ Financial

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

●	On September 30, 2015, received $300,000, net of an upfront fee of $26,087;

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

Second convertible note:

On May 5, 2016, the Company entered into a second convertible debt agreement with JMJ Financial. A total of $900,000 was received, net of an upfront OID 10% fee of $100,000. The convertible debenture is due May 5, 2017 (extinguished during the year ended June 30, 2017).

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 11 - CONVERTIBLE DEBENTURES (CONTINUED)

(d)	JMJ Financial (continued)

Second convertible note (continued)

In addition to the convertible debt, the Company issued 1,250,000 share purchase warrants with an expiry date of May 5, 2020. The exercise price of the warrants will be the lessor of $0.20 per share, the lowest trade price in the 10 days prior to exercise or the adjusted price as described below. These warrants were exercised during the year ended June 30, 2017 through the issuance of 9,926,612 shares.

The price reset feature of the warrants had been accounted for as a derivative liability with fair value measured at inception and at each reporting date. Further, the embedded conversion feature of the convertible debenture was treated as a derivative liability measured at fair value on inception and at each reporting date. The proceeds of the loan were first allocated to the derivative warrant liability with the residual value then allocated to embedded conversion feature of the convertible debt and then allocated to the debt component. The debt was amortized over its life using the effective interest method. Debt issuance costs have been recorded as a reduction to the debt.

Summary of convertible debt transactions

As of June 30, 2017, the total amortized value of the outstanding convertible debentures were $162,821 ( June 30, 2016 - $664,621), the total amortized value of the deferred finance cost was $201,432 ( June 30, 2016 - $nil), the total fair value of the outstanding derivative liabilities were $998,463 ( June 30, 2016 - $142,797), the fair value of the warrant liability was $nil ( June 30, 2016 - $87,500).

During the year ended June 30, 2017, a fair value loss on the derivative liabilities of $3,604,620 (2016 - $815,491) was recognized. As of June 30, 2017, $169,001 of the fair value gain relates to the conversion features associated with the outstanding debentures with the remaining fair value loss of $3,435,619 relating to the conversion feature associated with the debenture that was settled and extinguished.

As of June 30, 2017, 55,374,342 ( June 30, 2016 – 1,374,041) common shares of the Company would be required to settle the remaining convertible debentures at a weighted average conversion price of $0.01 ( June 30, 2016 - $0.11) per common share.

As of June 30, 2017, the face value of convertible debentures is $1,439,520 ( June 30, 2016 - $1,189,649), which includes accrued interest of $22,392 ( June 30, 2016 - $146,087).

During the year ended June 30, 2017, debt discount amortization of $771,768 (2016 - $511,623) and deferred finance costs amortization of $8,568 (2016 - $nil) was recorded as interest expense.

The fair value of the derivative financial liabilities are calculated using the Black Sholes option pricing model.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 11 - CONVERTIBLE DEBENTURES (CONTINUED)

The following assumptions were used in determining the fair value of the derivative liabilities at inception during the year ended:

	June 30, 2017			June 30, 2016
Share price	0.04	–	0.10	0.16	–	0.50
Conversion price	0.02	–	0.06	0.11	–	0.37
Expected life (years)	0.50	–	0.81	0.78	–	2.00
Interest rate	0.80	–	1.11%	0.42	–	0.63%
Volatility	106.63	–	158.06%	76.39	–	101.5%
Dividend yield		N/A			N/A
Estimated forfeitures		N/A			N/A

The following assumptions were used in determining the fair value of the derivative financial liabilities as of:

	June 30, 2017			June 30, 2016
Share price		0.03			0.16
Conversion price		0.02			0.11
Expected life (years)	0.39	–	0.64	0.850	–	1.25
Interest rate		1.14%		0.45	–	0.50%
Volatility	152.55	–	181.43%	91.50	–	122.29%
Dividend yield		N/A			N/A
Estimated forfeitures		N/A			N/A

The following assumptions were used in determining the fair value of the derivative warrant liability as of:

	June 30, 2017	June 30, 2016
Share price	N/A	0.16
Conversion price	N/A	$0.09
Expected life (years)	N/A	1.85
Interest rate	N/A	0.58%
Volatility	N/A	92%
Dividend yield	N/A	N/A
Estimated forfeitures	N/A	N/A

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 11 - CONVERTIBLE DEBENTURES (CONTINUED)

The following table summarizes the changes in the derivative liabilities during the year ended June 30, 2017:

	Derivative liability	Warrant derivative
Balance – June 30, 2015	$87,821.00	$-
Addition of new derivatives recognized as debt discounts	1,104,078.00	125,000.00
Derivatives settled upon conversion of debt and exercise of warrants	(1,715,399.00)	-
Gain on extinguishment of convertible debt	(149,194.00)	-
Loss (gain) on change in Fair value of the derivative	815,491.00	(37,500.00)
Balance, June 30, 2016	$142,797.00	$87,500
Addition of new derivatives recognized as debt discounts	1,289,714.00	-
Derivatives settled upon conversion of debt and exercise of warrants	(2,035,145.00)	(188,616.00)
Gain on extinguishment of convertible debt	(2,013,523.00)	-
Loss on change in Fair value of the derivative	3,604,620.00	101,116.00
Balance, June 30, 2017	$988,463.00	$-

NOTE 12 – LOAN PAYABLE

During the year ended June 30, 2017, the Company had the following loan agreements outstanding, summarized as follows:

(a)

On January 1, 2016, the Company entered into a new financing arrangement to cover directors’ and officers’ liability insurance for the period May 5, 2016 to May 5, 2017. The amount financed was $73,176, which bears interest at 3.189% annually. Monthly payments of $8,131 are required to settle amounts owing. The balance outstanding as of June 30, 2017, was $nil ( June 30, 2016 - $32,522).

As of June 30, 2017, $nil ( June 30, 2016 – $45,609), representing the unamortized portion of prepaid insurance related to this policy, is included in prepaid expenses on the consolidated balance sheet.

(b)

On January 1, 2016, the Company entered into a short-term loan agreement with an original maturity date of July 1, 2016, for $110,000. A one-time interest charge of 5% or $5,500 was due as of July 1, 2016. The loan was entered into to settle marketing fees payable and had a conversion feature in the event of loan default.

On March 31, 2017, the Company entered into an amended debt agreement to settle the remaining balance of the loan of $49,400 (including $11,400 of accrued interest) with 950,000 common shares. The agreement date fair value of the shares of $57,000 was recognized within additional paid in capital with the difference recorded as a loss on extinguishment of debt of $7,600. These shares were issued April 7, 2017.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 12 – LOAN PAYABLE (CONTINUED)

(c)

On September 2, 2016, the Company entered into a promissory note agreement and received a total of $80,000, net of $8,000 in fees. The $88,000 plus a one-time interest charge of 10% was due December 13, 2016. In addition, the Company issued 100,000 common shares pursuant to the debt agreement. In the event of default (non-payment), the balance of the promissory note will increase by 140%. These shares were measured at the agreement date fair value with $14,000 recognized as interest expense and additional paid in capital.

On December 13, 2016, the maturity date of the promissory note was extended to January 30, 2017. As consideration for the extension, the Company issued 500,000 shares. The shares were measured at the fair value on the agreement date and as such, $55,000 was recognized as a loss on extinguishment of debt. On January 29, 2017, the maturity date of the promissory note was extended to March 2, 2017. As consideration for the extension, the Company agreed to issue 600,000 shares. The shares were measured at the fair value on the agreement date and as such, $60,000 was recognized as a gain on extinguishment of debt.

On March 28, 2017, the Company entered into a debt settlement agreement to add a conversion feature to the debt. At the date of the settlement agreement, the loan balance was $135,520 (including interest and penalties). Pursuant to the debt settlement agreement, the lender reduced the balance payable to $116,160 and the debt became convertible into common shares of the Company.

As of June 30, 2017, the convertible debt balance has been settled with the issuance of 4,288,053 common shares (note 11).

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

On November 29, 2016, the maturity date of the promissory note was extended to January 30, 2017. As consideration for the extension, the Company agreed to issue 225,000 shares (issued). The shares were measured at the fair value on the agreement date with $27,000 recognized as additional paid in capital and loss on extinguishment of debt. Subsequent to year end, the remaining debt balance of $16,800 was settled with 925,000 common shares (note 16).

NOTE 13 - DEFERRED REVENUE

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

The payments have been recorded as deferred revenue, which will be recognized as license fee revenue in the consolidated statements of operations over the life of the ten-year contract. During year ended June 30, 2017, $50,000 (2016 - $50,000) has been recognized as revenue.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 13 - DEFERRED REVENUE (CONTINUED)

As of June 30, 2017, and June 30, 2016, the remaining deferred revenue was as follows:

	June 30, 2017	June 30, 2016

Current	$50,000	$50,000
Non-current	270,833	320,833

	$320,833	$370,833

NOTE 14 - LEASE AGREEMENT

During the fiscal years June 30, 2017 and 2016, rent expense was $60,000 and $76,542, respectively. Effective July 1, 2013 the Company entered into a lease agreement whereby the Company is the lessee of office space. The agreement expires on June 30, 2018, and monthly payments are $2,500. Future minimum lease payments are as follows:

2018	30,000
$30,000

NOTE 15 - COMMITMENTS

During the fiscal year ended June 30, 2016, the following commitments were outstanding:

(a)

An employment agreement with an employee, dated November 1, 2013, engaging the individual to provide certain business development services to the Company in Korea. The term of the agreement is for three years and the Company is to pay the employee an annual salary of $150,000. The Company agreed to issue 810,000 shares of the Company’s common stock vesting 25% on the grant date and each anniversary thereafter. As at June 30, 2017, 810,000 shares have vested and 202,500 (2016 – 202,500) were issued during the year.

(b)

An employment agreement with an employee, dated November 1, 2013, engaging the individual to provide certain consulting services to the Company in Korea. The term of the agreement is for three years and the Company is to pay the employee an annual salary of $100,000. The Company agreed to issue 540,000 shares of the Company’s common stock vesting 25% on the grant date and each anniversary thereafter. As at June 30, 2017, 405,000 shares have vested and 135,000 (2016 – 135,000) were issued during the year.

(c)

An employment agreement with an employee, dated January 13, 2014, engaging the individual to provide certain technical expertise to the Company in the USA. The term of the agreement is for three years and the Company is to pay the employee an annual salary of $200,000. The Company agreed to issue 500,000 shares of the Company’s common stock vesting 33% on the grant date and each anniversary thereafter. As at June 30, 2017, 500,000 (subsequently issued, note 16) shares have vested and are obligated to be issued.

(d)

An employment agreement with an employee, dated January 1, 2014, engaging the individual to provide the expertise as that of the Chief Technical Officer.  The term of the agreement is for three years and the Company is to pay the employee an annual salary of $170,000 The Company agreed to issue 100,000 shares of the Company’s common stock vesting 33% on the grant date and each anniversary thereafter. As at June 30, 2017, 100,000 (subsequently issued, note 16) shares have vested and are obligated to be issued.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 15 – COMMITMENTS (CONTINUED)

For each of the shares granted under the employee agreements above, fair value is measured at the grant date and recorded evenly over each of the vesting periods. During the year ended June 30, 2017, fair value of $196,576 (2016 - $ 179,584) was recorded to the consolidated statement of operations within selling, general and administrative.

NOTE 16 - SUBSEQUENT EVENTS

The Company has evaluated events or transactions that may have occurred since June 30, 2017, that would merit recognition or disclosure in the financial statements. This evaluation was completed through September 18 2018, the date the financial statements were available to be issued. Subsequent to the year ended June 30, 2017, the following occurred:

(a)	On July 13, 2017, the Company issued 1,000,000 common shares as retainer fees pursuant to ongoing professional services agreement.

(b)	On July 20, 2017, the Company issued 925,000 shares to settle $16,800 in debt.

(c)	On August 9, 2017, the Company paid cash of $85,979 to settle the February 9, 2017 convertible debt agreement with Power Up Lending Group, Ltd.

(d)	On September 29, 2017, the Company issued 600,000 shares pursuant to employee compensation agreements.

(e)

On November 16, 2018, the Company entered into a debt agreement with JMJ Financial. A total of $200,000 was received. The convertible debenture is due within 180 days and becomes payable 2 days after the license agreement (not 16(e)) is entered into and cash is received.

The note becomes convertible if the Company defaults on repayment on day 180. The conversion price is the lesser of $0.05 or 50% of the lowest trade price in the 25 trading days previous to the conversion. The lender is limited to holding no more than 4.99% of the issued and outstanding common stock at the time of conversion. After the expiration of 120 days following the delivery date of any consideration, the Company will have no right of prepayment without written consent of the lender.

In addition to the debt, the Company issued 2,000,000 share purchase warrants with an expiry date of November 16, 2022. The exercise price of the warrants will be the lessor of $0.05 per share, the lowest trade price in the 10 days previous to exercise or the adjusted price.

At any time while the warrants are outstanding, any subsequent sale of shares of common stock, or any agreement whereby the holder may acquire common stock at an effective exercise price per share less than the warrant exercise price in effect, the exercise price of these warrants will automatically adjust to this new lower exercise price. Further, these warrants are cashless, and the number of shares received will be equivalent to the gain between the market price of shares at the time of exercise and the exercise price of warrant.

For any reason at the lender’s sole discretion, the lender may at any time prior to selling those warrant shares, rescind such exercise.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 16 - SUBSEQUENT EVENTS (CONTINUED)

(e)

On February 20, 2018, the Company entered into an exclusive technology license agreement with an arms-length vendor. In exchange for perpetual access to the Company’s technological assets, the Company will receive and/or be entitled to receive:

(i)	Upfront fee of $1,000,0000 (received) within 10 business days of the agreement;
(ii)	Royalties as follows:
(a)	10% of net sales effective years one to three;
(b)	7.5% of net sales effective years 4 – 7; and
(c)	5% of net sales effective years 8 – 10.

(f)	During July and August 2017, the Company entered into a short-term loan agreement as follows:

(i)	On July 25, 2017, the Company borrowed a total of $10,000 together with monthly interest of $200 due April 27, 2018;
(ii)	On August 14, 2017, the Company borrowed a total of $100,000 together with monthly interest of $750 due May 14, 2018; and
(iii)	On August 22, 2017, the Company borrowed a total of $162,400 together with monthly interest of $750 due May 23, 2018.

(g)	Up to the date of this report, the Company issued a total of 38,493,490 common shares to settle convertible debt with a value of $734,880 held by the Company.

(h)

During September 2017, the Company entered into debt forgiveness agreements to settle $561,737 in debt with related parties and consultants. In exchange the company agreed to issue 5,721,641 options at an exercise price of $0.05 for periods expiring between 3 and 5 years. The options vest when the company increases its authorized shares issuable.