Form 10-Q
period 2017-09-30
INTEGRAL TECHNOLOGIES INC
filed 2018-10-30
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 30, 2018, there were 243,240,095 outstanding shares of the Registrant's Common Stock, $0.001 par value.

INTEGRAL TECHNOLOGIES, INC.

September 30, 2017 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Integral Technologies, Inc.

Consolidated Balance Sheets

	September 30, 2017 (Unaudited)	June 30, 2017
ASSETS

Current assets:
Cash	$2,156	$16,764
Accounts receivable	425	425
Prepaid expenses	11,979	11,979
Total current assets	14,560	29,168

Deferred financial costs	183,613	201,432
Property and Equipment, net	68,442	70,324

Total assets	$266,615	$300,924

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$2,157,459	$1,928,983
Related party payable	136,075	483,087
Loans payable	276,452	16,800
Deferred revenue	50,000	50,000
Convertible debentures	413,806	162,821
Derivative liabilities	1,099,514	988,463
Total current liabilities	4,133,306	3,630,154

Deferred revenue, net of current portion	258,333	270,833
Total liabilities	4,391,639	3,900,987

Subsequent events (Note 13)

Stockholders’ deficit:
Preferred stock and paid-in capital in excess of $0.001 par value, 20,000,000 shares authorized, 0 (June 30, 2017 - 0) issued and outstanding	-	-
Common stock and paid in capital in excess of $0.001 par value, 250,000,000 shares authorized, 202,210,516 (June 30, 2017 - 133,506,044) issued and outstanding	60,164,045	59,672,609
Share subscriptions and obligations to issue shares	41,250	41,250
Accumulated other comprehensive income	46,267	46,267
Accumulated deficit	(64,376,586)	(63,360,189)
Total stockholders’ deficit	(4,125,024)	(3,600,063)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$266,615	300,924

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.

Consolidated Statements of Operations

Three months ended September 30, 2017 and 2016

(Unaudited)

	Three Months ended September 30,
	2017	2016

Revenue	$33,318	$23,245

Operating expenses:
Selling, general, and administrative expenses	423,218	656,429
Research and development	119,400	129,839
Total operating expenses	(542,618)	(786,268)

Fair value (loss) gain on derivative liabilities	(545,362)	29,238
Fair value gain on warrant liability	-	32,800
Gain on extinguishment of debt	149,396	-
Gain on extinguishment of liabilities	408,009	-
Other income	5	12
Interest expense	(519,145)	(29,802)
Net Loss	$(1,016,397)	$(730,775)
Net loss per share – basic and diluted	$(0.00)	$(0.01)
Weighted average number of common shares outstanding	209,834,346	135,385,386

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.

Consolidated Statements of Cash Flows

Three months ended September 30, 2017 and 2016

(Unaudited)

	Three Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,016,397)	$(730,775)
Items not involving cash
Accrued interest	4,052	-
Amortization of debt issuance costs	-	4,293
Amortization of deferred finance costs	17,819	-
Deferred revenues	(12,500)	(12,500)
Depreciation	1,882	1,043
Fair value loss (gain) on derivative financial liabilities	545,362	(29,238)
Fair value loss gain on warrant liability	-	(32,800)
Interest on convertible debentures	496,685	24,605
Gain on extinguishment of debt	(149,396)	-
Gain on extinguishment of liabilities	(408,009)
Obligation to issue shares for consulting services	-	8,580
Shares issued for services	30,000	-
Stock-based compensation	-	44,896
Changes in working capital	289,473	387,566
	(201,029)	(334,330)

Cash flows from investing activities:
Purchase of property, equipment and intangible assets	-	(3,500)
	-	(3,500)
Cash flows from financing activities:
Proceeds from loans	272,400	80,000
Repayment of loans	-	(101,892)
Proceeds from issuance of common stock	-	320,355
Repayment of convertible debentures	(85,979)	-
	186,421	298,463
Decrease in cash	(14,608)	(39,367)
Cash, beginning of year	16,764	47,350
Cash, end of year	$2,156	$7,983

Supplemental cash flow information:
Interest paid	$589	$904

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are presented in United States dollars. We have prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The consolidated financial statements include the Company’s wholly owned subsidiaries. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed from the accompanying consolidated financial statements. The accompanying comparative year end consolidated balance sheet was derived from the audited financial statements included in the annual financial statements. The accompanying interim financial statements are unaudited, and reflect all adjustments which are in the opinion of management, necessary for a fair statement of the Company’s consolidated financial position, results of operations, and cash flows for the periods presented. Unless otherwise noted, all such adjustments are of a normal, recurring nature. All intercompany transactions and balances have been eliminated in consolidation. The Company’s results of operations and cash flows for the interim periods are not necessarily indicative of the results of operations and cash flows that it may achieve in future periods. Nevertheless, we believe that the disclosures are adequate to ensure the information presented is not misleading. These unaudited consolidated financial statements should be read in conjunction with our audited financial statements and the notes thereto for the year ended June 30, 2017 included in the Company’s 10-K filed with the SEC on September 18, 2018.

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

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent accounting pronouncements adopted

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

Recent accounting pronouncements adopted (continued)

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments.  This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The adoption of this standard did not have an material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $1,016,397 for the thee months ended September 30, 2017 (2016 - $730,775), and an accumulated deficit of $64,376,586 (June 30, 2017 - $63,360,189) and a working capital deficiency of $4,118,746 as at September 30, 2017 (June 30, 2017 - $3,600,986).  The Company does not have sufficient revenue-producing activities to fund its expenditure requirements to continue to advance researching, developing and commercializing its conductive plastics technology, ElectriPlast. Subsequent to the period end, the Company raised $1,000,000 pursuant to a license agreement and $200,000 pursuant to a convertible debt agreement (note 13). The Company estimates that, without further funding, it will deplete its cash resources within twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 4 - STOCKHOLDERS’ DEFICIT

Common stock

During the three months ended September 30, 2017, the Company completed the following common share transactions:

(i)

On July 13, 2017, the Company issued 1,000,000 common shares as retainer fees pursuant to ongoing professional services agreement. The shares were measured at the grant date fair value of $30,000 and recognized within selling, general and administrative expense.

(ii)

On September 29, 2017, the Company issued 600,000 shares pursuant to employee compensation agreements. The fair value of shares was recognized within share capital on the vesting date during the year ended June 30, 2017.

During the three months ended September 30, 2017, the Company issued shares of common stock pursuant to debt agreements:

(i)	During the three months ended September 30, 2017, the Company issued 15,270,216 shares to settle $520,582 in convertible debt (note 9), of which, includes gain on extinguishment of $86,896.

(iii)

On July 20, 2017, the Company issued 925,000 shares to settle $16,800 in debt. The shares were measurd at the grant date fair value of $27,750 with a gain on extinguishment of $10,950 recognized within selling, general and administrative expense.

Preferred stock

As of September 30, 2017 and June 30, 2017, there are no outstanding preferred shares.

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

In January 2001, the Company adopted the Integral Technologies, Inc. 2001 Stock Plan (the "2001 Plan"), a non-qualified stock option plan under which the Company may issue up to 2,500,000 stock options and bonuses of common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company.  This plan was amended during December 2001 to increase the number of common stock options that may be granted from 2,500,000 to 3,500,000 stock options.  As of September 30, 2017, there were nil (June 30, 2017 - nil) common stock options available under this plan.

In April 2003, the Company adopted the Integral Technologies, Inc. 2003 Stock Plan (the "2003 Plan"), a non-qualified stock option plan under which the Company may issue up to 1,500,000 stock options.  As of September 30, 2017, there were nil (June 30, 2017 - nil) common stock options available under this plan.

During the fiscal year ended June 30, 2010, the Company adopted the Integral Technologies, Inc. 2009 Stock Plan (the "2009 Plan"), a non-qualified stock option plan under which the Company may issue up to 4,000,000 common stock options.  As of September 30, 2017, there were nil (June 30, 2016 - nil) common stock options available under this plan.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 4 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock option activity

The following summarizes the options outstanding and exercisable:

		Number of Options
Expiry Date	Exercise Price	September 30, 2017	June 30, 2017
January 13, 2019	$0.25	50,000	50,000
January 13, 2020	$0.25	50,000	50,000
January 13, 2021	$0.25	50,000	50,000
Total outstanding		150,000	150,000
Total exercisable		150,000	150,000

The aggregate intrinsic value of options outstanding and exercisable as of September 30, 2017 was $nil (June 30, 2017 - $nil), respectively. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value is the difference between the market value of the shares and the exercise price of the award.

The weighted average remaining contractual lives for options outstanding and exercisable at September 30, 2017 and June 30, 2017 are 3.29 years and 3.54 years, respectively.

During September 2017, the Company entered into debt forgiveness agreements to settle $561,737 in debt with related parties and consultants. In exchange the company agreed to issue 5,721,641 options at an exercise price of $0.05 for periods expiring between 3 and 5 years and will vest when the Company increases its authorized shares issuable. The fair value of the options was measured at $153,728 using the black-sholes option pricing model. The total amount of the debt less the fair value of the options has been recognized as a gain on settlement of liabilities.

Stock purchase warrants

The following summarizes information about the Company’s stock purchase warrants outstanding:

		Number of Warrants
Expiry Date	Exercise Price	September 30, 2017	June 30, 2017

October 1, 2017*	$0.30	3,209,465	3,209,465
October 1, 2017	$0.20	835,000	835,000
Total outstanding and exercisable		4,044,465	12,506,309

* During the year ended June 30, 2017, 3,209,465 warrants expiring November 25, 2016 were extended to October 1, 2017.

Share obligations

(a)

Pursuant to a separation agreement with the previous CFO, the Company will issue 36,000 shares of common stock with a fair value of $3,600 and settle all unpaid fees from July 1, 2016 to February 10, 2017 (effective date of resignation).

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 4 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Share obligations (continued)

(b)

Pursuant to director’s agreements, the Company is obligated to issue 65,000 shares of common stock. As at September 30, 2017, these shares have not been issued and as such, the grant date fair value of $37,650 has been recognized in obligation to issue shares within equity.

NOTE 5 - INCOME TAXES

There are no current or deferred tax expenses for the three months ended September 30, 2017, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion to provide a full valuation allowance for financial reporting purposes.

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Three months ended September 30, 2016	Three months ended September 30, 2016
Changes in working capital
Prepaid expenses	$-	$13,053
Related party receivable	-	(10,745)
Accounts payable and accruals	636,485	315,758
Related party payable	(347,012)	69,500
	$289,473	$387,566

Shares issued for:
Settlement of debt	$27,750	$-
Settlement of convertible debenture	$513,945	$80,039
Professional Services	$30,000	$-

NOTE 7 - RELATED PARTY TRANSACTIONS

As of September 30, 2017, $136,075 (June 30, 2017 - $483,087) was owed to the Company's executives for outstanding managements fees, consulting fees and business-related reimbursements and are without interest or stated terms of repayment.

NOTE 8 - SEGMENT INFORMATION

The Company operates primarily in one business segment, the development of electronically-conductive resin-based materials, with operations located in the US.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 9 - CONVERTIBLE DEBENTURES

During the year ended June 30, 2017, the Company had the following convertible debenture agreements, summarized as follows:

(a)           Power Up Lending Group, Ltd.:

●	On February 9, 2017, a total of $55,000 (settled with cash) was received, net of $3,000 in legal fees. The convertible debt was due December 30, 2017; and
●	On March 9, 2017, a total of $35,000 (settled) was received, net of $3,500 in legal fees. The convertible debt was due November 20, 2017

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

At inception of the loans, the total net proceeds allocated to the derivative liability components were $22,384 with the residual net proceeds of $67,616 allocated to the debt components at inception.

On August 9, 2017, the Company paid cash of $85,979 to settle the February 9, 2017 convertible debt agreement with Power Up Lending Group, Ltd. The Company recognized a gain on extinguishment of $73,450 as a result of the settlement.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

(b)           L2 Capital Inc.:

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

●

On May 19, 2017, the Company entered into an equity purchase agreement, whereby the lender may purchase up to $5,000,000 (described below) of the Company’s common shares. As consideration for the equity agreement, the Company entered into a commitment fee convertible debt note of $105,000. The convertible debt is due May 5, 2020;

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

(Unaudited)

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

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

At inception of the convertible debt, the total net proceeds allocated to the derivative liability components were $576,901 with the residual net proceeds of $97,859 allocated to the debt components at inception.

(c)           SBI Investments LLC

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

●

On May 19, 2017, the Company entered into an equity purchase agreement, whereby the lender may purchase up to $5,000,000 (described below) of the Company’s common shares. As consideration for the equity agreement, the Company entered into a commitment fee convertible debt note of $105,000. The convertible debt is due May 5, 2020;

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

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

At inception of the convertible debt, the total net proceeds allocated to the derivative liability components were $574,840 with the residual net proceeds of $99,920 allocated to the debt components at inception.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

Summary of convertible debt transactions

As of September 30, 2017, the total amortized value of the outstanding convertible debentures were $413,806 (June 30, 2017 - $162,821), the total amortized value of the deferred finance cost was $183,613 (June 30, 2017 - $201,432), the total fair value of the outstanding derivative liabilities were $1,099,514 (June 30, 2017 - $988,463).

During the three months ended September 30, 2017, a fair value loss on derivative liabilities of $545,362 (2016 fair value gain - $29,238) was recognized. As of September 30, 2017, $502,959 of the fair value loss relates to the conversion features associated with the outstanding debentures with the remaining fair value loss of $42,403 relating to the conversion feature associated with the debenture that was settled and extinguished.

As of September 30, 2017, 37,208,555 (June 30, 2017 – 55,374,342) common shares of the Company would be required to settle the remaining convertible debentures at a weighted average conversion price of $0.02 (June 30, 2017 - $0.01) per common share.

As of September 30, 2017, the face value of convertible debentures is $725,567 (June 30, 2017 - $1, 439,520), which includes accrued interest of $41,018 (June 30, 2017 - $22,392).

During the three months ended September 30, 2017, debt discount amortization of $496,685 (2016 - $24,605) and deferred finance costs amortization of $17,819 (2016 - $nil) was recorded as interest expense.

The fair value of the derivative financial liabilities are calculated using the Black Sholes option pricing model.

The following assumptions were used in determining the fair value of the derivative liabilities at inception during the year ended:

	September 30, 2017			June 30, 2017
Share price	0.04	–	0.05	0.04	–	0.10
Conversion price	0.02	–	0.03	0.02	–	0.06
Expected life (years)	0.50	–	0.81	0.50	–	0.81
Interest rate	1.02	–	1.11%	0.80	–	1.11%
Volatility	132.98	–	158.06%	106.63	–	158.06%
Dividend yield		N/A			N/A
Estimated forfeitures		N/A			N/A

The following assumptions were used in determining the fair value of the derivative financial liabilities as of:

	September 30, 2017	June 30, 2017
Share price	0.04		0.03
Conversion price	0.02		0.02
Expected life (years)	1.50	0.39	–	0.64
Interest rate	1.31%		1.14%
Volatility	138.98%	152.55	–	181.43%
Dividend yield	N/A		N/A
Estimated forfeitures	N/A		N/A

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

The following table summarizes the changes in the derivative liabilities:

Derivative liability
Balance, June 30, 2017	$988,463
Derivatives settled upon conversion of debt	(318,273)
Gain on extinguishment of convertible debt	(116,038)
Gain on change in Fair value of the derivative	545,362
Balance, September 30, 2017	$1,099,514

NOTE 10 – LOAN PAYABLE

During the three months ended September 30, 2017, the Company had the following loan agreements outstanding, summarized as follows:

(a)

On January 1, 2016, the Company entered into a short-term loan agreement with an original maturity date of July 1, 2016, for $110,000. A one-time interest charge of 5% or $5,500 was due as of July 1, 2016. The loan was entered into to settle marketing fees payable and had a conversion feature in the event of loan default.

(b)

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

On November 29, 2016, the maturity date of the promissory note was extended to January 30, 2017. As consideration for the extension, the Company agreed to issue 225,000 shares (issued). The shares were measured at the fair value on the agreement date with $27,000 recognized as additional paid in capital and loss on extinguishment of debt. During the three months ended September 30, 2017, the remaining balance of $16,800 was settled with 925,000 common shares measured at the issued date fair value of $27,750 with the difference of $10,950 recognized as a loss on extinguishment.

(c)	During July and August 2017, the Company entered into a short-term loan agreement as follows:

(i)	On July 25, 2017, the Company borrowed a total of $10,000 together with monthly interest of $200 due April 27, 2018;
(ii)	On August 14, 2017, the Company borrowed a total of $100,000 together with monthly interest of $750 due May 14, 2018; and
(iii)	On August 22, 2017, the Company borrowed a total of $162,400 together with monthly interest of $750 due May 23, 2018.

During the three months ended September 30, 2017, the Company accrued interest expense of $4,052 (2016 - $nil).

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

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

The payments have been recorded as deferred revenue, which will be recognized as license fee revenue in the consolidated statements of operations over the life of the ten-year contract. During three months ended September 30, 2017, $12,500 (2016 - $12,500) has been recognized as revenue.

As of September 30, 2017 and June 30, 2017, the remaining deferred revenue was as follows:

	June 30, 2017	June 30, 2017

Current	$50,000	$50,000
Non-current	258,333	270,833

	$308,333	$320,833

NOTE 12 - LEASE AGREEMENT

During the three months ended September 30, 2017 and 2016, rent expense was $15,000. Effective July 1, 2013 the Company entered into a lease agreement whereby the Company is the lessee of office space.  The agreement expires on June 30, 2018, and monthly payments are $2,500.  Future minimum lease payments are as follows:

2018	22,500
$22,500

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to the three months ended September 30, 2017, the following occurred:

(a)

On November 16, 2017, the Company entered into a debt agreement with JMJ Financial. A total of $200,000 was received. The convertible debenture is due within 180 days and becomes payable 2 days after the license agreement (not 16(b)) is entered into and cash is received.

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

(b)

On February 20, 2018, the Company entered into an exclusive technology license agreement with an arms-length vendor. In exchange for perpetual access to the Company’s technological assets, the Company will receive and/or be entitled to receive:

(i)	Upfront fee of $1,000,0000 (received) within 10 business days of the agreement;
(ii)	Royalties as follows:
(a)	10% of net sales effective years one to three;
(b)	7.5% of net sales effective years 4 – 7; and
(c)	5% of net sales effective years 8 – 10.

(c)	Up to the date of this report, the Company issued a total of 23,223,274 common shares to settle convertible debt with a value of $509,370 held by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by Integral Technologies, Inc. (“Integral” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Statements contained herein that are not historical facts are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, our ability to compete in a highly competitive market, our access to sources of capital, and other risks and uncertainties described in our annual report on Form 10-K for the fiscal year ended June 30, 2017, as filed with the Securities and Exchange Commission on September 19, 2018, and available at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Financial Condition

The Company has not generated significant revenue since inception. Although the Company has begun to receive some revenue from the sale of material for commercial applications, the Company is devoting substantially all its efforts to developing the business. From inception on February 12, 1996 through September 30, 2017, we have accrued an accumulated deficit of approximately $64 million.

As of September 30, 2017, our assets were $266,615, consisting of cash of $2,156, accounts receivable of $425, prepaid expense of $11,979, deferred debt discount of $183,613 and property and equipment of $68,442.

As of September 30, 2017, current liabilities of $4,133,306 consisting of accounts payable and accruals of $2,157,459, related party payables of $136,075, loans payable of $276,452, deferred revenues of $50,000, convertible debentures of $413,806, derivative liabilities of $1,099,514. Non-current liabilities consist of deferred revenues of $258,333.

As of September 30, 2017, total stockholders' deficit was $4,125,024.

Results of operations of the three months ended September 30, 2017, compared to the three months ended September 30, 2016

Our net loss for the three months ended September 30, 2017, was $1,016,397 compared to a net loss of $730,775 for the three months ended September 30, 2016, representing a decrease of $285,622. Significant changes for the three months ended September 30, 2017, compared to the corresponding period of the prior period have been described as follows:

●	Total revenues increased by $10,073 to $33,318 for the three months ended September 30, 2017. The increase is a result of increased sales from the Company’s conductive line of ElectriPlast.

Operating expense for the three months ended September 30, 2017, were $542,618 compared to operating expense of $786,268 for the three months ended September 30, 2016, representing a decrease of $243,650. Significant changes for the three months ended September 30, 2017, compared to the corresponding period of the prior fiscal year have been described as follows:

●

Consulting fees increased by $177,720 to $333,500 for the three months ended September 30, 2017. The increase is due to implementing cost saving strategies and reduction in use of external consultants. The increase is primarily a result of the company switching from the use of employees to consultants;

●

Professional fees decreased by $72,541 to $50,894 for the three months ended September 30, 2017. The decrease is due to implementing cost saving strategies and reduction in the use of external professionals and a reduction in audit fees;

●

Salaries and benefits decreased by $97,600 to $63,400 for the three months ended September 30, 2017. The decrease is primarily a result of the Company switching from the use of full-time employees to part-time consultants; and

●

Non-cash, Stock based compensation charges for the vesting of restricted shares were $nil compared to $44,896 in the corresponding period of the prior fiscal year. The increase is due to no stock awards issued or vested in the current period;

Significant changes for other income and expenses for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, have been described as follows:

●

Interest Expense increased by $489,343. Interest expense of $519,145 primarily includes non-cash amortization of convertible debt of $496,685 (2016 - $24,605), non-cash amortization of deferred debt discount of $17,819 (2016 - $nil), interest accrual on debt of $4,052 (2016 - $nil) and finance charges of $589 and overall is a result of an increase in debt financing activities in the current year;

●

Fair value loss on derivative financial liabilities increased by $574,600. Fair value loss on derivative financial liabilities is non-cash fair value measurement calculated using the Black-Sholes option pricing model and a binomial lattice model where appropriate and was higher for the three months ended September 30, 2017, due to an increase in convertible debt financing activities;

●

Gain on extinguishment of debt increased by $149,396. Gain on extinguishment of debt is a non-cash measurement and arises due to the difference between the carrying value of the debt (after a final mark to the embedded derivative’s fair value) and the shares issued to settle the debt measured at their then-current fair value. This difference was higher compared to the prior year as a result of an increase in the amount of convertible debt settled;

●

Fair value gain on warrant liability decreased by $32,800 as there were no derivative warrants outstanding during the three months ended September 30, 2017. Fair value loss on warrant liability is a non-cash fair value measurement calculated using the Black-Sholes option pricing model.

●

The Company recognized a one-time gain on extinguishment of liabilities of $408,009 with related parties during the year pursuant to debt forgiveness agreements. There were no such transactions in the comparative period of the prior fiscal year.

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

Liquidity and Capital Resources

As of September 30, 2017, we had $2,156 in cash on hand, and we estimate that we will continue to require $2.0 to $3.0 million annually of additional financing to fund our ongoing operating and capital expenditures in order to carry out our business plan and to continue to operate during our fiscal year ending June 30, 2018. The Company has historically funded this requirement through a combination of debt and equity proceeds. Until such time as the Company launches material product-based manufacturing operations, we believe our funding need will remain approximately $2M annually, and we will disclose promptly any changes to that estimate.

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

The Company’s cash usage since inception in 1996 has been funded primarily from proceeds from the issuance of common stock. The company has issued warrants which have the potential to yield $1,129,840 calculated as 3,209,465 warrants exercisable at $0.30 per share and 835,000 warrants exercisable at $0.20 per share. In the event the stock price rises to certain levels in the future and that some or all of the warrant holders elect to acquire Common Stock shares by exercising their warrants, prior to the expiry date, the Company may raise additional funds from warrant holders. We have no ability to forecast future stock price movements nor are we able to determine how many warrant holders would elect to acquire shares by exercising their warrants. Subsequent to period end the company has raised $200,000 in convertible debt and entered into a license deal raising $1,000,000.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As at September 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Our evaluation was based on the criteria for smaller public companies set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on our evaluation under those criteria, our management concluded that, as of September 30, 2017, our internal control over financial reporting is ineffective due to the material weakness described below.

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

While management believes that the Company’s financial statements previously filed in the Company’s SEC reports have been properly recorded and disclosed in accordance with US GAAP, based on the material weakness identified above, management has worked on the following remediation initiative described below:

●	Management has consolidated its convertible under new and more simplified terms and has substantially reduced the complexity and volume of such debt holdings at year-end.

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

Integral Technologies, Inc.

	By:	/s/ Douglas Bathauer
Douglas Bathauer, Chief Executive Officer (Principal Executive Office)

	By:	/s/ Mike Guzzetta
Mike Guzzetta, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: October 30, 2018

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act is filed herewith.

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code is filed herewith.

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code is filed herewith.
EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document