Form 10-Q
period 2017-12-31
INTEGRAL TECHNOLOGIES INC
filed 2018-11-26
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017.

OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

FOR THE TRANSITION FROM _______ TO ________.

COMMISSION FILE NUMBER 0-28353

INTEGRAL TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	98-0163519
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

412 Mulberry, Marietta, Ohio 45750

 (Address of principal executive offices) (Zip Code)

Issuer's telephone number: (812) 550-1770

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 23, 2018, there were 243,240,095 outstanding shares of the Registrant's Common Stock, $0.001 par value.

INTEGRAL TECHNOLOGIES, INC.

DECEMBER 31, 2017 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Integral Technologies, Inc.

Consolidated Balance Sheets

	December 31, 2017 (Unaudited)	June 30, 2017
ASSETS

Current assets:
Cash	$49,988	$16,764
Accounts receivable	425	425
Prepaid expenses	11,979	11,979
Total current assets	62,392	29,168

Deferred financial costs	165,794	201,432
Property and Equipment, net	66,560	70,324

Total assets	$294,746	$300,924

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$2,274,727	$1,928,983
Related party payable	236,750	483,087
Loans payable	428,758	16,800
Deferred revenue	50,000	50,000
Convertible debentures	597,242	162,821
Derivative liabilities	836,117	988,463
Warrant derivative	357,009	-
Total current liabilities	4,780,603	3,630,154

Deferred revenue, net of current portion	245,833	270,833
Total liabilities	5,026,436	3,900,987

Subsequent events (Note 13)

Stockholders’ deficit:
Preferred stock and paid-in capital in excess of $0.001 par value, 20,000,000 shares authorized, 0 (June 30, 2017 - 0) issued and outstanding	-	-
Common stock and paid in capital in excess of $0.001 par value, 250,000,000 shares authorized, 202,210,516 (June 30, 2017 - 133,506,044) issued and outstanding	60,463,082	59,672,609
Share subscriptions and obligations to issue shares	41,250	41,250
Accumulated other comprehensive income	46,267	46,267
Accumulated deficit	(65,282,289)	(63,360,189)
Total stockholders’ deficit	(4,731,690)	(3,600,063)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$294,746	300,924

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.

Consolidated Statements of Operations

Three and six months ended December 31, 2017 and 2016

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Revenue	$41,075	$27,841	$74,393	$51,086

Operating expenses:
Selling, general, and administrative expenses	369,965	543,316	793,183	1,199,745
Research and development	120,249	121,075	239,649	250,914

Total operating expenses	(490,214)	(664,391)	(1,032,832)	(1,450,659)

Fair value gain (loss) on derivative financial liabilities	40,416	4,900	(504,946)	34,138
Fair value gain (loss) on warrant liability	(157,009)	5,500	(157,009)	38,300
(Loss) gain on extinguishment of debt	58,645	(33,906)	208,041	(33,906)
Gain on extinguishment of liabilities	-	-	408,009	-
Other income	14	97	19	109
Interest expense	(398,630)	(71,218)	(917,775)	(101,020)

Net Loss	$(905,703)	$(731,177)	$(1,922,100)	$(1,461,952)

Net loss per share – basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	222,879,831	137,839,288	216,357,085	136,591,909

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.

Consolidated Statements of Cash Flows

Six months ended December 31, 2017 and 2016

(Unaudited)

	Six Months Ended December 31,
	2017	2016
Cash flows used in operating activities:
Net loss	$(1,922,100)	$(1,461,952)
Items not involving cash
Accrued interest	16,363	-
Amortization of debt issuance costs	49,995	61,060
Amortization of deferred finance costs	35,638	-
Deferred revenues	(25,000)	(25,000)
Depreciation	3,764	2,232
Fair value loss on derivative financial liabilities	504,946	(34,138)
Fair value loss (gain) on warrant liability	157,009	(38,300)
Interest on convertible debentures	814,822	37,167
Gain on extinguishment of debt	(208,041)	33,906
Gain on extinguishment of liabilities	(408,009)	-
Obligation to issue shares for consulting services	-	12,720
Shares issued for services	30,000	-
Stock-based compensation	-	89,790
Changes in working capital	507,416	795,947
	(443,197)	(526,568)

Cash flows used in investing activities:
Purchase of property, equipment and intangible assets	-	(3,500)
	-	(3,500)
Cash flows from financing activities:
Proceeds from loans	562,400	92,000
Repayment of loans	-	(110,022)
Proceeds from issuance of common stock	-	530,355
Repayment of convertible debentures	(85,979)	-
Subscriptions received	-	14,000
	476,421	526,333
Increase (decrease) in cash	33,224	(3,735)
Cash, beginning of period	16,764	47,350
Cash, end of period	$49,988	$43,615

Supplemental cash flow information:
Interest paid	$957	$2,793

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

NOTE 3 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $1,922,100 for the six months ended December 31, 2017 (2016 - $1,461,952), and an accumulated deficit of $65,282,289 (June 30, 2017 - $63,360,189) and a working capital deficiency of $4,718,211 as at December 31, 2017 (June 30, 2017 - $3,600,986). The Company does not have sufficient revenue-producing activities to fund its expenditure requirements to continue to advance researching, developing and commercializing its conductive plastics technology, ElectriPlast. Subsequent to the period end, the Company received $1,000,000 pursuant to a license agreement (note 13). The Company estimates that, without further funding, it will deplete its cash resources within twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 4 - STOCKHOLDERS’ DEFICIT

Common stock

During the six months ended December 31, 2017, the Company completed the following common share transactions:

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

During the six months ended December 31, 2017, the Company issued shares of common stock pursuant to debt agreements:

(i)	During the six months ended December 31, 2017, the Company issued 20,400,249 shares to settle $732,726 in convertible debt (note 9), net of gains on extinguishment of convertible debt of $145,540.

(iii)

On July 20, 2017, the Company issued 925,000 shares to settle $16,800 in debt. The shares were measured at the issue date fair value of $27,750 with a gain on extinguishment of $10,950 recognized within selling, general and administrative expense.

Preferred stock

As of December 31, 2017 and June 30, 2017, there are no outstanding preferred shares.

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

In January 2001, the Company adopted the Integral Technologies, Inc. 2001 Stock Plan (the "2001 Plan"), a non-qualified stock option plan under which the Company may issue up to 2,500,000 stock options and bonuses of common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company. This plan was amended during December 2001 to increase the number of common stock options that may be granted from 2,500,000 to 3,500,000 stock options. As of December 31, 2017, there were nil (June 30, 2017 - nil) common stock options available under this plan.

In April 2003, the Company adopted the Integral Technologies, Inc. 2003 Stock Plan (the "2003 Plan"), a non-qualified stock option plan under which the Company may issue up to 1,500,000 stock options. As of December 31, 2017, there were nil (June 30, 2017 - nil) common stock options available under this plan.

During the fiscal year ended June 30, 2010, the Company adopted the Integral Technologies, Inc. 2009 Stock Plan (the "2009 Plan"), a non-qualified stock option plan under which the Company may issue up to 4,000,000 common stock options. As of December 31, 2017, there were nil (June 30, 2016 - nil) common stock options available under this plan.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 4 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock option activity

The following summarizes the options outstanding and exercisable:

		Number of Options
Expiry Date	Exercise Price	December 31, 2017	June 30, 2017
January 13, 2019	$0.25	50,000	50,000
January 13, 2020	$0.25	50,000	50,000
January 13, 2021	$0.25	50,000	50,000
Total outstanding		150,000	150,000
Total exercisable		150,000	150,000

The aggregate intrinsic value of options outstanding and exercisable as of December 31, 2017 was $nil (June 30, 2017 - $nil), respectively. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value is the difference between the market value of the shares and the exercise price of the award.

The weighted average remaining contractual lives for options outstanding and exercisable at December 31, 2017 and June 30, 2017 are 3.04 years and 3.54 years, respectively.

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

Stock purchase warrants

The following summarizes information about the Company’s stock purchase warrants outstanding:

	Number of Warrants	Price Per Share			Weighted Average Exercise Price

Balance, June 30, 2017	4,044,465	$0.20	-	$0.30	$0.28
Granted	4,000,000		$0.05		$0.05
Expired	(4,044,465)	$0.20	-	$0.30	$0.28

Balance, December 31, 2017	4,000,000		$0.05		$0.05

		Number of Warrants
Expiry Date	Exercise Price	December 31, 2017	June 30, 2017

October 1, 2017	$0.30	-	3,209,465
October 1, 2017	$0.20	-	835,000
November 16, 2022	$0.05	4,000,000	-
Total outstanding and exercisable		4,000,000	4,044,465

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 4 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Share obligations

(a)

Pursuant to a separation agreement with the previous CFO, the Company will issue 36,000 shares of common stock with a fair value of $3,600 and settle all unpaid fees from July 1, 2016 to February 10, 2017 (effective date of resignation).

(b)

Pursuant to director’s agreements, the Company is obligated to issue 65,000 shares of common stock. As at December 31, 2017, these shares have not been issued and as such, the grant date fair value of $37,650 has been recognized in obligation to issue shares within equity.

NOTE 5 - INCOME TAXES

There are no current or deferred tax expenses for the six months ended December 31, 2017, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion to provide a full valuation allowance for financial reporting purposes.

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Six months ended December 31, 2017	Six months ended December 31, 2016
Changes in working capital
Prepaid expenses	$-	$26,567
Related party receivable	-	(11,260)
Accounts payable and accruals	753,753	683,140
Related party payable	(246,337)	97,500
	$507,416	$795,947

Shares issued for:
Settlement of debt	$27,750	$10,500
Settlement of convertible debenture	$732,723	$113,945
Professional Services	$30,000	$-

NOTE 7 - RELATED PARTY TRANSACTIONS

As of December 31, 2017, $236,750 (June 30, 2017 - $483,087) was owed to the Company's executives for outstanding managements fees, consulting fees and business-related reimbursements and are without interest or stated terms of repayment.

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

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

Summary of convertible debt transactions

As of December 31, 2017, the total amortized value of the outstanding convertible debentures were $597,242 (June 30, 2017 - $162,821), the total amortized value of the deferred finance cost was $165,794 (June 30, 2017 - $201,432), the total fair value of the outstanding derivative liabilities were $836,117 (June 30, 2017 - $988,463) and the total fair value of the warrant derivative was $357,009.

During the six months ended December 31, 2017, the Company recognized a fair value loss on warrant derivative of $157,009 and fair value loss on derivative liabilities of $504,946 (2016 - $29,238). As of December 31, 2017, $462,543 of the fair value loss on derivative liabilities relates to the conversion features associated with the outstanding debentures with the loss being offset by a fair value gain of $42,403 relating to the conversion feature associated with the debenture that was settled and extinguished.

As of December 31, 2017, 22,970,866 (June 30, 2017 – 55,374,342) common shares of the Company would be required to settle the remaining convertible debentures at a weighted average conversion price of $0.03 (June 30, 2017 - $0.01) per common share.

As of December 31, 2017, the face value of convertible debentures is $597,243(June 30, 2017 - $1,439,520), which includes accrued interest of approximately $50,000 (June 30, 2017 - $22,392).

During the six months ended December 31, 2017, debt discount amortization of $814,822 (2016 - $24,605) and deferred finance costs amortization of $35,638 (2016 - $nil) was recorded as interest expense.

The fair value of the derivative financial liabilities are calculated using the Black Sholes option pricing model.

The following assumptions were used in determining the fair value of the derivative liabilities at inception during the year ended:

	December 31, 2017			June 30, 2017
Share price	0.04	–	0.05	0.04	–	0.10
Conversion price	0.02	–	0.03	0.02	–	0.06
Expected life (years)	0.50	–	0.81	0.50	–	0.81
Interest rate	1.02	–	1.11%	0.80	–	1.11%
Volatility	132.98	–	158.06%	106.63	–	158.06%
Dividend yield		N/A			N/A
Estimated forfeitures		N/A			N/A

The following assumptions were used in determining the fair value of the derivative financial liabilities as of:

	December 31, 2017	June 30, 2017
Share price	0.04		0.03
Conversion price	0.03		0.02
Expected life (years)	1.25	0.39	–	0.64
Interest rate	1.31%		1.14%
Volatility	138.98%	152.55	–	181.43%
Dividend yield	N/A		N/A
Estimated forfeitures	N/A		N/A

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

The following table summarizes the changes in the derivative liabilities:

Derivative liability
Balance, June 30, 2017	$988,463
Derivatives settled upon conversion of debt	(541,254)
Gain on extinguishment of convertible debt	(116,038)
Loss on change in fair value of the derivative	504,946
Balance, December 31, 2017	$836,117

NOTE 10 – LOANS PAYABLE

During the six months ended December 31, 2017, the Company had the following loan agreements outstanding, summarized as follows:

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

On November 29, 2016, the maturity date of the promissory note was extended to January 30, 2017. As consideration for the extension, the Company agreed to issue 225,000 shares (issued). The shares were measured at the fair value on the agreement date with $27,000 recognized as additional paid in capital and loss on extinguishment of debt. During the six months ended December 31, 2017, the remaining balance of $16,800 was settled with 925,000 common shares measured at the issued date fair value of $27,750 with the difference of $10,950 recognized as a loss on extinguishment.

(c)	During July and August 2017, the Company entered into a short-term loan agreement as follows:

(i)	On July 25, 2017, the Company borrowed a total of $10,000 together with monthly interest of $200 due April 27, 2018;
(ii)	On August 14, 2017, the Company borrowed a total of $100,000 together with monthly interest of $750 due May 14, 2018; and
(iii)	On August 22, 2017, the Company borrowed a total of $162,400 together with monthly interest of $750 due May 23, 2018.
(iv)	On October 5, 2017, the Company borrowed a total of $90,000 together with monthly interest of $750 due July 5, 2018.

During the six months ended December 31, 2017, the Company accrued interest expense of $16,363 (2016 - $nil).

(d)

On November 16, 2017, the Company entered into a debt agreement with JMJ Financial. A total of $200,000 was received. The convertible debenture is due within 180 days and becomes payable 2 days after the license agreement is entered into and cash is received.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 10 – LOANS PAYABLE (CONTINUED)

The note becomes convertible if the Company defaults on repayment on day 180. As at December 31, 2017, the note was not convertible. The conversion price is the lesser of $0.05 or 50% of the lowest trade price in the 25 trading days previous to the conversion. The lender is limited to holding no more than 4.99% of the issued and outstanding common stock at the time of conversion. After the expiration of 120 days following the delivery date of any consideration, the Company will have no right of prepayment without written consent of the lender.

In addition to the debt, the Company issued 4,000,000 share purchase warrants with an expiry date of November 16, 2022. The exercise price of the warrants will be the lessor of $0.05 per share, the lowest trade price in the 10 days previous to exercise or the adjusted price.

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

At inception of the debt, the total net proceeds allocated to the derivative warrant liability component was $200,000 with the residual net proceeds of $nil allocated to the debt component at inception.

During the six months ended December 31, 2017, the Company recognized a fair value loss of $157,009 on the derivative warrants and debt discount amortization of $49,995 on the debt component. The derivative warrants are measured using the following Black-Sholes option pricing model assumptions: share price $0.05; conversion price $0.02; expected life 4.88 years; volatility 112.58%; dividend yield and estimated forfeitures $nil.

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

The payments have been recorded as deferred revenue, which will be recognized as license fee revenue in the consolidated statements of operations over the life of the ten-year contract. During six months ended December 31, 2017, $25,000 (2016 - $25,000) has been recognized as revenue.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 11 - DEFERRED REVENUE (CONTINUED)

As of December 31, 2017 and June 30, 2017, the remaining deferred revenue was as follows:

	June 30, 2017	June 30, 2017

Current	$50,000	$50,000
Non-current	245,833	270,833

	$295,833	$320,833

NOTE 12 - LEASE AGREEMENT

During the six months ended December 31, 2017 and 2016, rent expense was $30,000. Effective July 1, 2013 the Company entered into a lease agreement whereby the Company is the lessee of office space. The agreement expires on June 30, 2018, and monthly payments are $2,500. Future minimum lease payments are as follows:

2018	15,000
$15,000

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to the six months ended December 31, 2017, the following occurred:

(a)

On February 20, 2018, the Company entered into an exclusive technology license agreement with an arms-length vendor. In exchange for perpetual access to the Company’s technological assets, the Company will receive and/or be entitled to receive:

(i)	Upfront fee of $1,000,0000 (received) within 10 business days of the agreement;
(ii)	Royalties as follows:
(a)	10% of net sales effective years one to three;
(b)	7.5% of net sales effective years 4 – 7; and
(c)	5% of net sales effective years 8 – 10.

(b)	Up to the date of this report, the Company issued a total of 18,093,241 common shares to settle convertible debt with a value of $394,670 held by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

Forward Looking Statements

This quarterly report on Form 10-Q and other reports (collectively, the “Filings”) filed by Integral Technologies, Inc. (“Integral” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Statements contained herein that are not historical facts are forward-looking statements. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, our ability to compete in a highly competitive market, our access to sources of capital, and other risks and uncertainties described in our annual report on Form 10-K for the fiscal year ended June 30, 2017, as filed with the Securities and Exchange Commission on September 28, 2018, and available at www.sec.gov. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Concurrent with the filing of this 10-Q, the Company is announcing that on November 16, 2018 Mr. Richard Blumberg  resigned from his position as a director on the board of directors of the Company. Mr. Blumberg’s resignation is not in connection with any disagreement or dispute with the Company.  Mr Blumberg served as an independent director  from November, 2012 until his resignation.

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

In June 2013, we signed a 10-year agreement with Hanwha that grants Hanwha an exclusive right to sell, distribute and manufacture ElectriPlast® in South Korea. Additionally, Hanwha has acquired non-exclusive sales and distribution rights to ElectriPlast® in Japan, Taiwan and China. Hanwha is part of the Hanwha Group of companies that collectively form one of the largest conglomerates in South Korea and is a global supplier in both automotive and consumer goods materials. PolyOne is aware of the existing license agreement with Hanwha and our agreement with PolyOne does not affect the Hanwha agreement.

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

Co-Development Agreement with Delphi Automotive PLC

In June of 2013, we entered into a co-development agreement with Delphi Automotive PLC to jointly develop wire and cable insulation applications using ElectriPlast® conductive resin technology. Integral and Delphi will focus their joint development efforts on replacing the copper braiding in wire and cable applications with the lighter and more cost-effective plastic hybrid material ElectriPlast®. The resulting applications are expected to be lighter, less costly to manufacture and substantially easier to install. Delphi Automotive PLC is a leading global supplier of electronics and technologies for automotive, commercial vehicle and other market segments. Operating major technical centers, manufacturing sites and customer support facilities in 32 countries, Delphi delivers real-world innovations that make products smarter and safer as well as more powerful and efficient. The agreement is still ongoing and significant progress has been made in the development of the wire. More development is needed to achieve commercial viability. Upon commercialization, the agreement contemplates the creation of a licensing agreement.

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

Financial Condition

The Company has not generated significant revenue since inception. Although the Company has begun to receive some revenue from the sale of material for commercial applications, the Company is devoting substantially all its efforts to developing the business. From inception on February 12, 1996 through December 31, 2017, we have accrued an accumulated deficit of approximately $65 million.

As of December 31, 2017, our assets were $294,746, consisting of cash of $49,988, accounts receivable of $425, prepaid expense of $11,979, deferred debt discount of $165,794 and property and equipment of $66,560.

As of December 31, 2017, current liabilities of $4,780,603 consisting of accounts payable and accruals of $2,274,727, related party payables of $236,750, loans payable of $428,758, deferred revenues of $50,000, convertible debentures of $597,242, derivative liabilities of $836,117. Non-current liabilities consist of deferred revenues of $245,833.

As of December 31, 2017, total stockholders' deficit was $4,731,690.

Results of operations of the six months ended December 31, 2017, compared to the six months ended December 31, 2016

Our net loss for the six months ended December 31, 2017, was $1,922,100 compared to a net loss of $1,461,952 for the six months ended December 31, 2016, representing an increase of $460,148. Significant changes for the six months ended December 31, 2017, compared to the corresponding period of the prior period have been described as follows:

●	Total revenues increased by $23,307 to $74,393 for the six months ended December 31, 2017. The increase is a result of increased sales from the Company’s conductive line of ElectriPlast.

Operating expense for the six months ended December 31, 2017, were $1,032,832 compared to operating expense of $1,450,659 for the six months ended December 31, 2016, representing a decrease of $417,827. Significant changes for the six months ended December 31, 2017, compared to the corresponding period of the prior fiscal year have been described as follows:

●	Consulting fees increased by $364,717 to $667,000 for the six months ended December 31, 2017. The increase is primarily a result of the company switching from the use of employees to consultants;
●

Professional fees decreased by $129,622 to $82,894 for the six months ended December 31, 2017. The decrease is due to implementing cost saving strategies and reduction in the use of external professionals and a reduction in audit fees;

●

Salaries and benefits decreased by $246,408 to $105,096 for the six months ended December 31, 2017. The decrease is primarily a result of the Company switching from the use of full-time employees to part-time consultants; and

●

Non-cash, Stock based compensation charges for the vesting of restricted shares were $nil compared to $89,790 in the corresponding period of the prior fiscal year. The increase is due to no stock awards issued or vested in the current period;

Significant changes for other income and expenses for the six months ended December 31, 2017, compared to the six months ended December 31, 2016, have been described as follows:

●

Interest Expense increased by $816,755. Interest expense of $917,775 primarily includes non-cash amortization of convertible debt of $814,822 (2016 - $37,167), non-cash amortization of deferred debt discount of $35,638 (2016 - $nil), interest accrual on debt of $66,358 (2016 - $62,122) and finance charges of $957 and overall is a result of an increase in debt financing activities in the current year;

●

Fair value loss on derivative financial liabilities increased by $539,084. Fair value loss on derivative financial liabilities is non-cash fair value measurement calculated using the Black-Sholes option pricing model and a binomial lattice model where appropriate and was higher for the six months ended December 31, 2017, due to an increase in convertible debt financing activities;

●

Gain on extinguishment of debt increased by $241,947. Gain on extinguishment of debt is a non-cash measurement and arises due to the difference between the carrying value of the debt (after a final mark to the embedded derivative’s fair value) and the shares issued to settle the debt measured at their then-current fair value. This difference was higher compared to the prior year as a result of an increase in the amount of convertible debt settled;

●

Fair value loss on warrant liability increased by $195,309 due to an increase in the fair value of warrant derivatives in the six months ended December 31, 2017. Fair value loss on warrant liability is a non-cash fair value measurement calculated using the Black-Sholes option pricing model.

●

The Company recognized a one-time gain on extinguishment of liabilities of $408,009 with related parties during the year pursuant to debt forgiveness agreements. There were no such transactions in the comparative period of the prior fiscal year.

Results of operations of the three months ended December 31, 2017, compared to the three months ended December 31, 2016

Our net loss for the three months ended December 31, 2017, was $905,703 compared to a net loss of $731,177 for the three months ended December 31, 2016, representing a decrease of $174,526. Significant changes for the three months ended December 31, 2017, compared to the corresponding period of the prior period have been described as follows:

●	Total revenues increased by $13,234 to $41,075 for the three months ended December 31, 2017. The increase is a result of increased sales from the Company’s conductive line of ElectriPlast.

Operating expense for the three months ended December 31, 2017, were $490,214 compared to operating expense of $664,391 for the three months ended December 31, 2016, representing a decrease of $174,177. Significant changes for the three months ended December 31, 2017, compared to the corresponding period of the prior fiscal year have been described as follows:

●	Consulting fees increased by $186,997 to $333,500 for the three months ended December 31, 2017. The increase is primarily a result of the company switching from the use of employees to consultants;
●

Professional fees decreased by $57,081 to $32,000 for the three months ended December 31, 2017. The decrease is due to implementing cost saving strategies and reduction in the use of external professionals and a reduction in audit fees;

●

Salaries and benefits decreased by $148,808 to $41,696 for the three months ended December 31, 2017. The decrease is primarily a result of the Company switching from the use of full-time employees to part-time consultants; and

●

Non-cash, Stock based compensation charges for the vesting of restricted shares were $nil compared to $44,896 in the corresponding period of the prior fiscal year. The increase is due to no stock awards issued or vested in the current period;

Significant changes for other income and expenses for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, have been described as follows:

●

Interest Expense increased by $327,412. Interest expense of $398,630 primarily includes non-cash amortization of convertible debt of $318,137 (2016 - $12,562), non-cash amortization of deferred debt discount of $17,819 (2016 - $nil), interest accrual on debt of $62,306 (2016 - $nil) and finance charges of $368 and overall is a result of an increase in debt financing activities in the current year;

●

Fair value gain on derivative financial liabilities increased by $35,516. Fair value gain on derivative financial liabilities is non-cash fair value measurement calculated using the Black-Sholes option pricing model and a binomial lattice model where appropriate and was higher for the three months ended December 31, 2017, due to an increase in convertible debt financing activities;

●

Gain on extinguishment of debt increased by $92,551. Gain on extinguishment of debt is a non-cash measurement and arises due to the difference between the carrying value of the debt (after a final mark to the embedded derivative’s fair value) and the shares issued to settle the debt measured at their then-current fair value. This difference was higher compared to the prior year as a result of an increase in the amount of convertible debt settled;

●

Fair value loss on warrant liability increased by $92,551 a due to an increase in the fair value of warrant derivatives in the three months ended December 31, 2017. Fair value loss on warrant liability is a non-cash fair value measurement calculated using the Black-Sholes option pricing model.

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

Liquidity and Capital Resources

As of December 31, 2017, we had $49,988 in cash on hand, and we estimate that we will continue to require $2.0 to $3.0 million annually of additional financing to fund our ongoing operating and capital expenditures in order to carry out our business plan and to continue to operate during our fiscal year ending June 30, 2018. The Company has historically funded this requirement through a combination of debt and equity proceeds. Until such time as the Company launches material product-based manufacturing operations, we believe our funding need will remain approximately $2M annually, and we will disclose promptly any changes to that estimate.

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

The Company’s cash usage since inception in 1996 has been funded primarily from proceeds from the issuance of common stock, revenues, license fees and debt arrangements. Subsequent to period end the company entered into a license deal raising $1,000,000.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As at December 31, 2017, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Our evaluation was based on the criteria for smaller public companies set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on our evaluation under those criteria, our management concluded that, as of December 31, 2017, our internal control over financial reporting is ineffective due to the material weakness described below.

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

Date: November 23, 2018

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