Form 10-Q
period 2018-03-31
INTEGRAL TECHNOLOGIES INC
filed 2019-01-22
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”  “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 22, 2019, there were 243,240,095 outstanding shares of the Registrant's Common Stock, $0.001 par value.

INTEGRAL TECHNOLOGIES, INC.

MARCH 31, 2018 QUARTERLY REPORT ON FORM 10-Q

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Integral Technologies, Inc.

Consolidated Balance Sheets

	March 31, 2018 (Unaudited)	June 30, 2017
ASSETS

Current assets:
Cash	$380,196	$16,764
Accounts receivable	-	425
Prepaid expenses	5,000	11,979
Total current assets	385,196	29,168

Deferred financial costs	148,362	201,432
Property and Equipment, net	64,677	70,324

Total assets	$598,235	$300,924

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$2,020,742	$1,928,983
Related party payable	345,925	483,087
Loans payable	390,981	16,800
Deferred revenue	50,000	50,000
Convertible debentures	601,581	162,821
Derivative liabilities	1,011,857	988,463
Warrant derivative	456,002	-
Total current liabilities	4,877,088	3,630,154

Deferred revenue, net of current portion	233,333	270,833
Total liabilities	5,110,421	3,900,987

Subsequent events (Note 14)

Stockholders’ deficit:
Preferred stock and paid-in capital in excess of $0.001 par value, 20,000,000 shares authorized, 0 (June 30, 2017 - 0) issued and outstanding	-	-
Common stock and paid in capital in excess of $0.001 par value, 250,000,000 shares authorized, 241,890,006 (June 30, 2017 - 133,506,044) issued and outstanding	61,363,720	59,672,609
Share subscriptions and obligations to issue shares	41,250	41,250
Accumulated other comprehensive income	46,267	46,267
Accumulated deficit	(65,963,423)	(63,360,189)
Total stockholders’ deficit	(4,512,186)	(3,600,063)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$598,235	300,924

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.

Consolidated Statements of Operations

Three and nine months ended March 31, 2018 and 2017

(Unaudited)

	Three Months Ended March 31,		Nine months Ended March 31,
	2018	2017	2018	2017

Revenue	$1,012,075	$24,001	$1,086,468	$75,087

Operating expenses:
Selling, general, and administrative expenses	422,513	629,582	1,215,696	1,829,327
Research and development	110,900	120,753	350,549	371,667

Total operating expenses	(533,413)	(750,335)	(1,566,245)	(2,200,994)

Fair value gain (loss) on derivative financial liabilities	(608,201)	(4,995)	(1,113,147)	29,143
Fair value gain (loss) on warrant liability	(98,993)	16,400	(256,002)	54,700
(Loss) gain on extinguishment of debt	(165,985)	(42,580)	42,056	(76,486)
Gain on extinguishment of liabilities	-	-	408,009	-
Other income	60	364	79	473
Interest expense	(286,677)	(433,801)	(1,204,452)	(534,821)

Net Loss	$(681,134)	$(1,190,946)	$(2,603,234)	$(2,652,898)

Net loss per share – basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	222,879,831	138,081,400	216,357,085	141,333,616

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.

Consolidated Statements of Cash Flows

Nine months ended March 31, 2018 and 2017

(Unaudited)

	Nine months Ended March 31,
	2018	2017
Cash flows used in operating activities:
Net loss	$(2,603,234)	$(2,652,898)
Items not involving cash
Accrued interest	28,581	55,720
Amortization of debt issuance costs	67,771	40,500
Amortization of deferred finance costs	53,070	-
Deferred revenues	(37,500)	(37,500)
Depreciation	5,647	3,124
Fair value loss on derivative financial liabilities	1,113,147	(29,143)
Fair value loss (gain) on warrant liability	256,002	(54,700)
Interest on convertible debentures	1,053,582	433,945
Gain on extinguishment of debt	(42,056)	76,486
Gain on extinguishment of liabilities	(408,009)	-
Obligation to issue shares for consulting services	-	212,720
Shares issued for services	30,000	-
Stock-based compensation	-	111,165
Changes in working capital	370,010	1,175,772
	(112,989)	(664,809)

Cash flows used in investing activities:
Purchase of property and equipment	-	(3,500)
	-	(3,500)
Cash flows from financing activities:
Proceeds from loans	562,400	92,000
Repayment of loans	-	(110,022)
Proceeds from issuance of common stock	-	554,155
Proceeds (repayment) of convertible debentures	(85,979)	90,000
Subscriptions received	-	-
	476,421	626,133
Increase (decrease) in cash	363,432	(42,176)
Cash, beginning of period	16,764	47,350
Cash, end of period	$380,196	$5,174

Supplemental cash flow information:
Interest paid	$1,448	$2,793

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

NOTE 3 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $2,603,234 for the nine months ended March 31, 2018 (2017 - $2,652,898), and an accumulated deficit of $65,963,423 ( June 30, 2017 - $63,360,189) and a working capital deficiency of $4,491,892 as at March 31, 2018 ( June 30, 2017 - $3,600,986). The Company does not have sufficient revenue-producing activities to fund its expenditure requirements to continue to advance researching, developing and commercializing its conductive plastics technology, ElectriPlast. During the nine months ended March 31, 2018, the Company received $1,000,000 pursuant to a license agreement (note 13). The Company estimates that, without further funding, it will deplete its cash resources within twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 4 - STOCKHOLDERS’ DEFICIT

Common stock

During the nine months ended March 31, 2018, the Company completed the following common share transactions:

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

During the nine months ended March 31, 2018, the Company issued shares of common stock pursuant to debt agreements:

(i)	During the nine months ended March 31, 2018, the Company issued 37,143,490 shares to settle $1,633,360 in convertible debt (note 9), net of gains on extinguishment of convertible debt of $223,313.

(ii)

On July 20, 2017, the Company issued 925,000 shares to settle $16,800 in debt. The shares were measured at the issue date fair value of $27,750 with a gain on extinguishment of $10,950 recognized within selling, general and administrative expense.

Preferred stock

As of March 31, 2018 and June 30, 2017, there are no outstanding preferred shares.

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

In January 2001, the Company adopted the Integral Technologies, Inc. 2001 Stock Plan (the "2001 Plan"), a non-qualified stock option plan under which the Company may issue up to 2,500,000 stock options and bonuses of common stock of the Company to provide incentives to officers, directors, key employees and other persons who contribute to the success of the Company. This plan was amended during December 2001 to increase the number of common stock options that may be granted from 2,500,000 to 3,500,000 stock options. As of March 31, 2018, there were nil ( June 30, 2017 - nil) common stock options available under this plan.

In April 2003, the Company adopted the Integral Technologies, Inc. 2003 Stock Plan (the "2003 Plan"), a non-qualified stock option plan under which the Company may issue up to 1,500,000 stock options. As of March 31, 2018, there were nil ( June 30, 2017 - nil) common stock options available under this plan.

During the fiscal year ended June 30, 2010, the Company adopted the Integral Technologies, Inc. 2009 Stock Plan (the "2009 Plan"), a non-qualified stock option plan under which the Company may issue up to 4,000,000 common stock options. As of March 31, 2018, there were nil ( June 30, 2017 - nil) common stock options available under this plan.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 4 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock option activity

The following summarizes the options outstanding and exercisable:

		Number of Options
Expiry Date	Exercise Price	March 31, 2018	June 30, 2017
January 13, 2019	$0.25	50,000	50,000
January 13, 2020	$0.25	50,000	50,000
January 13, 2021	$0.25	50,000	50,000
Total outstanding		150,000	150,000
Total exercisable		150,000	150,000

The aggregate intrinsic value of options outstanding and exercisable as of March 31, 2018 was $nil ( June 30, 2017 - $nil), respectively. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value is the difference between the market value of the shares and the exercise price of the award.

The weighted average remaining contractual lives for options outstanding and exercisable at March 31, 2018 and June 30, 2017 are 2.79 years and 3.54 years, respectively.

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

Stock purchase warrants

The following summarizes information about the Company’s stock purchase warrants outstanding:

	Number of Warrants	Price Per Share	Weighted Average Exercise Price

Balance, June 30, 2017	4,044,465	$0.20 - $0.30	$0.28
Granted	4,000,000	$0.05	$0.05
Expired	(4,044,465)	$0.20 - $0.30	$0.28

Balance, March 31, 2018	4,000,000	$0.05	$0.05

		Number of Warrants
Expiry Date	Exercise Price	March 31, 2018	June 30, 2017

October 1, 2017	$0.30	-	3,209,465
October 1, 2017	$0.20	-	835,000
November 16, 2022	$0.05	4,000,000	-
Total outstanding and exercisable		4,000,000	4,044,465

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 4 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Share obligations

(a)

Pursuant to a separation agreement with the previous CFO, the Company will issue 36,000 shares of common stock with a fair value of $3,600 and settle all unpaid fees from July 1, 2016 to February 10, 2017 (effective date of resignation).

(b)

Pursuant to director’s agreements, the Company is obligated to issue 65,000 shares of common stock. As at March 31, 2018, these shares have not been issued and as such, the grant date fair value of $37,650 has been recognized in obligation to issue shares within equity.

NOTE 5 - INCOME TAXES

There are no current or deferred tax expenses for the nine months ended March 31, 2018, due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion to provide a full valuation allowance for financial reporting purposes.

NOTE 6 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

	Nine months ended March 31, 2018	Nine months ended March 31, 2017
Changes in working capital
Prepaid expenses	$6,979	$36,154
Accounts receivable	425	(4,478)
Accounts payable and accruals	499,768	776,853
Related party payable	(137,162)	367,243
	$370,010	$1,175,772

Shares issued for:
Settlement of debt	$27,750	$117,000
Settlement of convertible debenture	$1,633,360	$113,945
Professional Services	$30,000	$-
Debt reduction and adjustment on extinguishment	-	$76,486

NOTE 7 - RELATED PARTY TRANSACTIONS

As of March 31, 2018, $345,925 ( June 30, 2017 - $483,087) was owed to the Company's executives for outstanding managements fees, consulting fees and business-related reimbursements and are without interest or stated terms of repayment.

NOTE 8 - SEGMENT INFORMATION

The Company operates primarily in one business segment, the development of electronically-conductive resin-based materials, with operations located in the US.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 9 - CONVERTIBLE DEBENTURES

During the nine months ended March 31, 2018, the Company had the following convertible debenture agreements, summarized as follows:

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

(f)	JMJ Financial

On November 16, 2017, the Company entered into a debt agreement with JMJ Financial. A total of $200,000 was received. The convertible debenture is due within 180 days and becomes payable 2 days after the license agreement (Note 13) is entered into and cash is received.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

On January 16, 2018, the note was in default and became convertible under default provisions. On January 16, 2018, $200,000, plus an interest penalty of $25,000 was extinguished and recorded as convertible debt.

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

The embedded conversion feature of the modified convertible debenture was treated as a derivative liability measured at fair value on the date of default and at each reporting date with the debt component being allocated the residual value of the debt and amortized using the effective interest method to its maturity value. Debt issuance costs have been recorded as a reduction to the debt.

On January 16, 2018, the reaquisition price of the debt of $225,000 was allocated to the derivative liability component with the residual proceeds of $nil allocated to the debt component. Pusuant to the extinguishment, $157,229 was recognized as a loss on extinguishment of debt.

During the year ended June 30, 2017, the net proceeds allocated to the derivative liability component was $234,087 with the residual net proceeds of $65,913 allocated to the debt component at inception.

Second convertible note:

On May 5, 2016, the Company entered into a second convertible debt agreement with JMJ Financial. A total of $900,000 was received, net of an upfront OID 10% fee of $100,000. The convertible debenture is due May 5, 2017 (extinguished during the year ended June 30, 2017).

Summary of convertible debt transactions

As of March 31, 2018, the total amortized value of the outstanding convertible debentures were $601,581 ( June 30, 2017 - $162,821), the total amortized value of the deferred finance cost was $148,362 ( June 30, 2017 - $201,432), the total fair value of the outstanding derivative liabilities were $1,011,857 ( June 30, 2017 - $988,463) and the total fair value of the warrant derivative was $456,002.

During the nine months ended March 31, 2018, the Company recognized a fair value loss on warrant derivative of $256,002 (2017 – fair value gain of $54,700) and fair value loss on derivative liabilities of $1,113,147 (2017 – fair value gain of $29,143). As of March 31, 2018, $1,070,744 of the fair value loss on derivative liabilities relates to the conversion features associated with the outstanding debentures and a further fair value loss of $42,403 relating to the conversion feature associated with the debenture that was settled and extinguished.

As of March 31, 2018, 25,691,899 ( June 30, 2017 – 55,374,342) common shares of the Company would be required to settle the remaining convertible debentures at a weighted average conversion price of $0.03 ( June 30, 2017 - $0.01) per common share.

As of March 31, 2018, the face value of convertible debentures is $645,789 ( June 30, 2017 - $1,439,520), which includes accrued interest of approximately $50,000 ( June 30, 2017 - $22,392).

During the nine months ended March 31, 2018, debt discount amortization of $1,053,582 (2017 - $433,945) and deferred finance costs amortization of $53,070 (2017 - $nil) was recorded as interest expense.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 9 - CONVERTIBLE DEBENTURES (CONTINUED)

The fair value of the derivative financial liabilities are calculated using the Black Sholes option pricing model.

The following assumptions were used in determining the fair value of the derivative liabilities at inception during the year ended:

	March 31, 2018			June 30, 2017
Share price	0.04	–	0.05	0.04	–	0.10
Conversion price	0.02	–	0.03	0.02	–	0.06
Expected life (years)	0.33	–	0.81	0.50	–	0.81
Interest rate	1.02	–	1.45%	0.80	–	1.11%
Volatility	132.98	–	188.38%	106.63	–	158.06%
Dividend yield		N/A			N/A
Estimated forfeitures		N/A			N/A

The following assumptions were used in determining the fair value of the derivative financial liabilities as of:

	March 31, 2018			June 30, 2017
Share price		0.05			0.03
Conversion price	0.02	–	0.03		0.02
Expected life (years)	0.13	–	1.25	0.39	–	0.64
Interest rate	1.73	–	2.09%		1.14%
Volatility	106.01	–	212.97%	152.55	–	181.43%
Dividend yield		N/A			N/A
Estimated forfeitures		N/A			N/A

The following table summarizes the changes in the derivative liabilities:

Derivative liability
Balance, June 30, 2017	$988,463
Derivatives settled upon conversion of debt	(1,198,715)
Gain on extinguishment of convertible debt	(116,038)
Addition of new derivatives recognized as debt discounts	225,000
Loss on change in fair value of the derivative	1,113,147
Balance, March 31, 2018	$1,011,857

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 10 – LOANS PAYABLE

During the nine months ended March 31, 2018, the Company had the following loan agreements outstanding, summarized as follows:

(b)

On October 24, 2016, the Company entered into a promissory note agreement and received a total of $12,000. The note was due November 9, 2016. In addition, the Company issued 75,000 common shares within 14 days of the start of the note. In the event of default (non-payment), the balance of the promissory note will increase by 140%. These shares were measured at the agreement date fair value with $10,500 recognized as interest expense and additional paid in capital.

On November 29, 2016, the maturity date of the promissory note was extended to January 30, 2017. As consideration for the extension, the Company agreed to issue 225,000 shares (issued). The shares were measured at the fair value on the agreement date with $27,000 recognized as additional paid in capital and loss on extinguishment of debt. During the nine months ended March 31, 2018, the remaining balance of $16,800 was settled with 925,000 common shares measured at the issued date fair value of $27,750 with the difference of $10,950 recognized as a loss on extinguishment.

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

During the nine months ended March 31, 2018, the Company accrued interest expense of $28,581 (2017 - $nil).

(d)

On November 16, 2017, the Company entered into a debt agreement with JMJ Financial. A total of $200,000 was received. The convertible debenture is due within 180 days and becomes payable 2 days after the license agreement is entered into and cash is received.

The note becomes convertible if the Company note beaches any of the default provisions. On January 16, 2018, the note was in default and accordingly became convertible. The conversion price is the lesser of $0.05 or 50% of the lowest trade price in the 25 trading days previous to the conversion. The lender is limited to holding no more than 4.99% of the issued and outstanding common stock at the time of conversion. After the expiration of 120 days following the delivery date of any consideration, the Company will have no right of prepayment without written consent of the lender.

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

At inception of the debt, the total net proceeds allocated to the derivative warrant liability component was $200,000 with the residual net proceeds of $nil allocated to the debt component at inception. The derivative warrants are measured using the following Black-Sholes option pricing model assumptions: share price $0.05; conversion price $0.02; expected life 4.63 years; volatility 132.49%; dividend yield and estimated forfeitures $nil.

During the nine months ended March 31, 2018, the Company recognized a fair value loss of $256,002 on the derivative warrants and debt discount amortization of $67,771 on the debt component up to the date of modification. On January 16, 2018, the note became convertible and recognized the reaquisition price of the debt of $225,000 as a derivative liability, $nil as convertible debt (note 9) and $157,229 within loss on extinguishment of debt.

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

The payments have been recorded as deferred revenue, which will be recognized as license fee revenue in the consolidated statements of operations over the life of the ten-year contract. During nine months ended March 31, 2018, $37,500 (2017 - $37,500) has been recognized as revenue.

As of March 31, 2018 and June 30, 2017, the remaining deferred revenue was as follows:

	March 31, 2018	June 30, 2017

Current	$50,000	$50,000
Non-current	233,333	270,833

	$283,333	$320,833

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 12 - LEASE AGREEMENT

During the nine months ended March 31, 2018 and 2017, rent expense was $45,000. Effective July 1, 2013 the Company entered into a lease agreement whereby the Company is the lessee of office space. The agreement expires on June 30, 2018, and monthly payments are $2,500. Future minimum lease payments are as follows:

2018	7,500
$7,500

NOTE 13 – LICENSING AGREEMENT

On February 20, 2018, the Company entered into an exclusive perpetual technology license agreement with an arms-length vendor. In exchange for perpetual access to the Company’s technological assets, the Company received:

(i)	Upfront fee of $1,000,0000 (received) within 10 business days of the agreement;
(ii)	Royalties as follows:
(a)	10% of net sales effective years one to three;
(b)	7.5% of net sales effective years 4 – 7; and
(c)	5% of net sales effective years 8 – 10.

The Company recognized the non-refundable license fee within revenues and recognized $nil in royalties during the nine months ended Marcvh 31, 2018.

NOTE 13 - SUBSEQUENT EVENTS

Up to the date of this report, the Company issued a total of 1,350,000 common shares to settle convertible debt with a value of $21,973 held by the Company.

On December 10, 2018, the Company issued 40 shares of the Series B Preferred Stock (the “Shares”) at a price of $2,250, for total proceeds of $90,000.

Each Share carries an annual 12% dividend compounded annually for three (3) consecutive years. The Company will pay dividends on a quarterly basis at the discretion of the Board to the extent cash or other assets are available. Dividends may be paid in cash or other property. The Shares have no voting rights.

The Shares are convertible into shares of common stock of the Company at the option of the holder on a 1:12,500 basis (subject to adjustments for stock dividends, splits, combinations and similar events) at any time within 12 to 36 months from the date of issuance of the Shares provided that the Company has enough authorized and unissued shares of common stock available for the conversion. Any accrued but unpaid interest or dividends related to the Shares may also be converted into common stock at the discretion of the Board of Directors.

The Company also has the option to call the Shares and purchase some or all of the Series B Preferred Stock owned by investors at any time at on a pro rata, nearest whole share basis. The redemption value of the Shares is $2,500.00 per Share (subject to adjustments for stock dividends, splits, combinations and similar events) (the “Redemption Value”). On the date 36 months from the issuance date of the Shares, if not already converted to common, the Company shall redeem the Shares at the Redemption Value and pay all accrued but unpaid dividends and interest to the extent assets are available.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

On December 14, 2018, Integral Technologies, Inc. (the “Company”) terminated its Management and Services Agreement with Integral Technologies Asia Inc. (“Integral Asia”) dated February 28, 2014 (the “Services Agreement”). A total of $916,066 in amounts payable by the Company had accrued to Integral Asia for services rendered under the agreement. Integral Asia agreed to forgive a total of $881,566 upon termination of the agreement and the employment agreements with Young Min Kim, President of Integral Asia, and Hyung Jin Song, Chief Executive Officer and a director of Integral Asia.

In connection with the termination of the Services Agreement, also on December 14, 2018, the Company and Integral Asia entered into separation and release agreements with Mr. Kim, and Mr. Song (collectively the Termination Agreements”). Mr. Kim has resigned from his position as President, and Mr. Song has resigned as Chief Executive Officer, but remains a director of Integral Asia.

Pursuant to their employment agreements, the Company and Integral Asia owed $100,000 annually to Mr. Kim and $150,000 annually to Mr. Song. The Termination Agreements released the Company of a total of $881,566 in exchange for the following cash payments:

●	The Company will pay Mr. Kim a total of $14,100, of which $7,350 is for out of pocket expenses.
●	The Company will pay Mr. Song a total of $20,400, of which $13,650 is for out of pocket expenses.

Payments to Mr. Song and Mr. Kim will be made in two equal installments, the first of which is due ten days after execution of the Termination Agreements, and the second which is due 20 days after execution.

The Company is in the process of closing its Asia office as a cost savings measure and will initiate the process of winding up Integral Asia.

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

Financial Condition

The Company has not generated significant revenue since inception. Although the Company has begun to receive some revenue from the sale of material for commercial applications, the Company is devoting substantially all its efforts to developing the business. From inception on February 12, 1996 through March 31, 2018, we have accrued an accumulated deficit of approximately $66 million.

As of March 31, 2018, our assets were $598,235, consisting of cash of $380,196, prepaid expense of $5,000, deferred debt discount of $148,362 and property and equipment of $64,677.

As of March 31, 2018, current liabilities of $4,877,088 consisting of accounts payable and accruals of $2,020,742, related party payables of $345,925, loans payable of $390,981, deferred revenues of $50,000, convertible debentures of $601,581, derivative liabilities of $1,011,857. Non-current liabilities consist of deferred revenues of $233,333.

As of March 31, 2018, total stockholders' deficit was $4,512,186.

Results of operations of the nine months ended March 31, 2018, compared to the nine months ended March 31, 2017

Our net loss for the nine months ended March 31, 2018, was $2,603,234 compared to a net loss of $2,652,898 for the nine months ended March 31, 2017, representing a decrease of $49,664. Significant changes for the nine months ended March 31, 2018, compared to the corresponding period of the prior period have been described as follows:

●

Total revenues increased by $1,011,381 to $1,086,468 for the nine months ended March 31, 2018. The increase is a result of increased sales from the Company’s conductive line of ElectriPlast and one-time completion of a license agreement of the Company’s technology for total value of $1,000,000.

Operating expense for the nine months ended March 31, 2018, were $1,566,245 compared to operating expense of $2,200,994 for the nine months ended March 31, 2017, representing a decrease of $634,749. Significant changes for the nine months ended March 31, 2018, compared to the corresponding period of the prior fiscal year have been described as follows:

●	Consulting fees increased by $354,217 to $1,000,500 for the nine months ended March 31, 2018. The increase is primarily a result of the company switching from the use of employees to consultants;
●

Professional fees decreased by $173,453 to $89,088 for the nine months ended March 31, 2018. The decrease is due to implementing cost saving strategies and reduction in the use of external professionals and a reduction in audit fees;

●

Salaries and benefits decreased by $641,795 to $175,730 for the nine months ended March 31, 2018. The decrease is primarily a result of the Company switching from the use of full-time employees to part-time consultants; and

●

Non-cash, Stock based compensation charges for the vesting of restricted shares were $nil compared to $111,165 in the corresponding period of the prior fiscal year. The increase is due to no stock awards issued or vested in the current period;

Significant changes for other income and expenses for the nine months ended March 31, 2018, compared to the nine months ended March 31, 2017, have been described as follows:

●

Interest Expense increased by $669,631. Interest expense of $1,204,452 primarily includes non-cash amortization of convertible debt of $1,053,582 (2016 - $433,945), non-cash amortization of deferred debt discount of $53,070 (2016 - $nil), interest accrual on debt of $96,352 (2016 - $98,799) and finance charges of $1,448 and overall is a result of an increase in debt financing activities in the current year;

●

Fair value loss on derivative financial liabilities increased by $1,142,290. Fair value loss on derivative financial liabilities is non-cash fair value measurement calculated using the Black-Sholes option pricing model and a binomial lattice model where appropriate and was higher for the nine months ended March 31, 2018, due to an increase in convertible debt financing activities;

●

Gain on extinguishment of debt increased by $118,542. Gain on extinguishment of debt is a non-cash measurement and arises due to the difference between the carrying value of the debt (after a final mark to the embedded derivative’s fair value) and the shares issued to settle the debt measured at their then-current fair value. This difference was higher compared to the prior year as a result of an increase in the amount of convertible debt settled;

●

Fair value loss on warrant liability increased by $310,702 due to an increase in the fair value of warrant derivatives in the nine months ended March 31, 2018. Fair value loss on warrant liability is a non-cash fair value measurement calculated using the Black-Sholes option pricing model.

●

The Company recognized a one-time gain on extinguishment of liabilities of $408,009 with related parties during the year pursuant to debt forgiveness agreements. There were no such transactions in the comparative period of the prior fiscal year.

Results of operations of the three months ended March 31, 2018, compared to the three months ended March 31, 2017

Our net loss for the three months ended March 31, 2018, was $681,134 compared to a net loss of $1,190,946 for the three months ended March 31, 2017, representing a decrease of $509,812. Significant changes for the three months ended March 31, 2017, compared to the corresponding period of the prior period have been described as follows:

●

Total revenues increased by $988,074 to $1,012,075 for the three months ended March 31, 2018. The increase is a result of a one-time completion of a license agreement of the Company’s technology for total value of $1,000,000.

Operating expense for the three months ended March 31, 2018, were $533,413 compared to operating expense of $750,335 for the three months ended March 31, 2017, representing a decrease of $216,922. Significant changes for the three months ended March 31, 2017, compared to the corresponding period of the prior fiscal year have been described as follows:

●	Consulting fees increased by $184,780 to $333,500 for the three months ended March 31, 2018. The increase is primarily a result of the company switching from the use of employees to consultants;
●

Professional fees decreased by $114,559 to $6,194 for the three months ended March 31, 2018. The decrease is due to implementing cost saving strategies and reduction in the use of external professionals and a reduction in audit fees;

●

Salaries and benefits decreased by $201,874 to $70,634 for the three months ended March 31, 2018. The decrease is primarily a result of the Company switching from the use of full-time employees to part-time consultants; and

●

Non-cash, Stock based compensation charges for the vesting of restricted shares were $nil compared to $44,896 in the corresponding period of the prior fiscal year. The increase is due to no stock awards issued or vested in the current period;

Significant changes for other income and expenses for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, have been described as follows:

●

Interest Expense decreased by $147,124. Interest expense of $286,677 primarily includes non-cash amortization of convertible debt of $238,760 (2017 - $396,778), non-cash amortization of deferred debt discount of $17,432 (2017 - $nil), interest accrual on debt of $29,994 (2017 - $nil) and finance charges of $491 and overall is a result of a majority of the convertible debt being completely amortized during the nine months ended March 31, 2018, 2017;

●

Fair value loss on derivative financial liabilities increased by $608,201. Fair value loss on derivative financial liabilities is non-cash fair value measurement calculated using the Black-Sholes option pricing model and a binomial lattice model where appropriate and was higher for the three months ended March 31, 2018, due to an increase in convertible debt financing activities;

●

Gain on extinguishment of debt decreased by $165,985. Gain on extinguishment of debt is a non-cash measurement and arises due to the difference between the carrying value of the debt (after a final mark to the embedded derivative’s fair value) and the shares issued to settle the debt measured at their then-current fair value. This difference was lower compared to the prior year as a result of a higher value of losses on extinguishment of convertible debt settled;

●

Fair value loss on warrant liability increased by $98,993 a due to an increase in the fair value of warrant derivatives in the three months ended March 31, 2018. Fair value loss on warrant liability is a non-cash fair value measurement calculated using the Black-Sholes option pricing model.

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

Liquidity and Capital Resources

As of March 31, 2018, the Company had $380,196 in cash on hand, and we estimate that we will continue to require $2.0 to $3.0 million annually of additional financing to fund our ongoing operating and capital expenditures in order to carry out our business plan and to continue to operate during our fiscal year ending June 30, 2018. The Company has historically funded this requirement through a combination of debt and equity proceeds. Until such time as the Company launches material product-based manufacturing operations, we believe our funding need will remain approximately $2M annually, and we will disclose promptly any changes to that estimate.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As at March 31, 2018, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were ineffective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report. Our evaluation was based on the criteria for smaller public companies set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on our evaluation under those criteria, our management concluded that, as of March 31, 2018, our internal control over financial reporting is ineffective due to the material weakness described below.

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

Date: January 22, 2019

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