Form 10-K
period 2023-06-30
INTEGRAL TECHNOLOGIES INC
filed 2024-09-26
CIK 1018281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-28353

Integral Technologies, Inc.
(Exact name of registrant as specified in charter)

Nevada	98-0163519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3605 Eastside Park Road, Suite 1 Evansville, IL	47715
(Address of principal executive offices)	(Zip Code)

+1 (812) 550-1770
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standard provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-aﬃliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The number of shares outstanding of the registrant’s classes of common stock as of September 25, 2024 was 246,135,391.

PART I

Item 1. Business.

Cautionary Note Regarding Forward Looking Statements

This Form 10-K contains forward-looking statements including statements regarding the Company’s implementation of its business plan and expected timelines for meeting its objectives, the need for capital to fund and grow its operations, and liquidity. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are described in Item 1A. – Risk Factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Company Overview

Integral Technologies, Inc. (“Integral,” the “Company” or “we”) was incorporated under the laws of the State of Nevada on February 12, 1996. Besides the minimal royalties from two license agreements, the Company currently has little operations and is evaluating a number of strategic alternatives including, but not limited to, seeking to acquire a new business in the United States, including potentially by means of a reverse merger with an operating entity. We have not generated material revenues since 2018 and do not expect to do so in the short-term.

At present, the Company has nominal sources of revenue and has no specific business plan or purpose. The Company’s business plan is to seek a business combination. As a result, the Company is a “blank check” or “shell” company. See Item 1A - Risk Factors beginning on page 4. Management does not intend to undertake any efforts to cause a market to develop in the Company’s securities until such time as the Company has successfully implemented its business plan and closed on a suitable business combination.

Although we have been in discussions with potential partners or targets, we have not entered into any definitive agreements. The evaluation and selection of a business opportunity is a complex and uncertain process, and we have not yet identified a target operating business for acquisition. Business opportunities that we believe are in the best interests of the Company and its shareholders may be scarce, or we may be unable to attract the businesses we identify as viable for our objectives, including due to competitive forces in the marketplace beyond our control. The Company has engaged Ascentaur, LLC, a business consulting firm to assist in identifying prospective partners to enhance the Company’s future business opportunities.  The Company was focused on meeting its disclosure requirements and becoming a reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”).  Now that the Company is subject to the reporting requirements of the U.S. Securities and Exchange Commission (the “SEC”), it anticipates ramping up its search for a qualified acquisition partner seeking to merge with a SEC reporting company. There is no assurance that we will be able to locate compatible business opportunities for the Company. See Item 1A - Risk Factors.

We have developed an innovative, electrically, and thermally conductive resin-based material called “ElectriPlast®.” The ElectriPlast® polymer is a compounded formulation of resin-based materials that are conductively loaded, or doped, with a proprietary-controlled, balanced concentration of micron conductive materials, and then pelletized using our manufacturing process. The conductive loading or doping within this pellet is then homogenized using conventional molding techniques and conventional molding equipment. The end result is a product that can be molded into any of the infinite number of shapes and sizes associated with plastics, is non-corrosive, and can serve as an electrically conductive alternative material to metal. ElectriPlast® is a non-corrosive, durable, conductive plastic pellet that replaces the metallic component currently used for shielding and conductive devices, thus creating applications never before possible and with a 40-60% weight reduction. Various examples of applications for ElectriPlast® include antennas, EMI shielding, lighting circuitry, switch actuators, resistors, batteries, medical devices, thermal management and cable connector bodies, among many others.

In 2019, we sold our bipolar plate (“biplate”) technology to Pivotal Battery Corp (“Pivotal”), a company which James Eagan, our Chairman of the Board, is also the Chairman. The Company initially planned to develop the biplate technology inhouse and then commercialize either through the sale of biplates, licensing its manufacture, or through a sale of the entire technology once it had been fully developed. Due to financial limitations, in-house development proved infeasible as was continuing to fund the patent application process. The sale of the biplate technology and related IP requires Pivotal to purchase material, and under certain conditions, exclusively from the Company for 10 years for the production of the biplate, while providing certain rights to the Company to maintain its role as an exclusive supplier. The agreement includes a royalty obligation based on revenue. Since the purchase, Pivotal has obtained two patents from the patent application included in the sale and completed multiple sets of prototype batteries. As part of the sale of the biplate technology, Pivotal entered into Amendment No. 1 To Technology Asset Purchase Agreement, which includes a purchase price of $2,000,000 and 1,500,000 shares of Pivotal common stock. To date, Pivotal has paid the Company $422,800, which has not been applied towards the purchase price but is being treated as additional consideration for the sale of the biplate technology.

On September 15, 2023, one of the two outstanding Series B Preferred (“Series B Shares”) Stockholders executed an agreement transferring its ownership in 40 Series B Shares to Pivotal. Thereafter, also on September 15, 2023, the Company and Pivotal entered into a Termination and Release Agreement agreeing to the following:

1.Pivotal agreed to relinquish its rights to the Series B Shares and transferred the shares to the Company;

2.The Company agreed to release Pivotal its obligations under the Technology Asset Purchase Agreement (defined above), including the $2 million payment due to the Company from Pivotal and the issuance of the 1,500,000 shares of Pivotal to the Company that were never issued by Pivotal;

3.Pivotal agreed to issue 2,000,000 shares of its common stock (on a pro-rata basis) to all Company shareholders owning at least 12,500 shares of the Company’s common stock. The 2,000,000 Pivotal shares of common stock are to be held in trust (no later than September 15, 2024) for the benefit of those shareholders of record entitled to the shares. The shares shall be distributed to the shareholders of record no later than December 31, 2027; and

4.Pivotal and the Company agreed to mutual general releases.

The Company is not aware of the value of the Pivotal shares and can provide no assurances that Pivotal will be able to get the shares issued to Company shareholders in accordance with the federal and state securities laws.

Competition and Market Conditions

We will face substantial competition in our efforts to identify and pursue a business partner. The primary source of competition is expected to be from other companies organized and funded for similar purposes, including small venture capital firms, blank check companies, and wealthy investors, many of which may have substantially greater financial and other resources than we do. Considering our limited financial and human resources, unless we find a partner that wants to utilize our current intellectual property, we are at a competitive disadvantage compared to many of our competitors in our efforts to obtain an operating business or assets necessary to commence our operations in a new field. Additionally, with the economic downturn caused by the COVID-19 pandemic, many venture capital firms and similar firms and individuals have been seeking to acquire businesses at discounted rates, and we therefore currently face additional competition and resultant difficulty obtaining a business. We expect these conditions to persist at least until such time as the economy recovers. Further, even if we are successful in obtaining a business or assets for new operations, we expect there to be enhanced barriers to entry in the marketplace in which we decide to operate because of reduced demand and/or increased raw material costs caused by the pandemic and other economic forces that are beyond our control.

In order for us to be attractive to a business partner or opportunity, we will need to convince our outstanding debt holders, most of whom are currently funding the Company’s SEC reporting requirements, to convert their outstanding debt into common stock upon the closing of any such transaction. If any of them are unwilling to do so, our ability to close a transaction will be adversely affected. Any such acquisition would be made using the Company’s common stock as currency to fund such acquisition.

Employees

As of September 25, 2024, we had one officer and two directors and no employees.

Item 1A. Risk Factors.

Any investment in our securities involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this filing before deciding whether to purchase our securities. Our business, financial condition and results of operations could be materially adversely affected by these risks if any of them actually occur. This filing also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this Form 10-K.

There is substantial doubt about our ability to continue operating as a going concern.

We have experienced losses from operations since inception and have never generated positive cash flow. The success of our business plan during the next 12 months and beyond will be contingent upon obtaining sufficient financing to cover our operating costs and growth initiatives. This is because we do not anticipate generating material revenue from operations in the short term nor being able to raise capital (prior to consummating a business combination). As of the filing date of this report, the Company had approximately $7,000,000 of outstanding debt, including interest, penalties and other fees due under the notes. The reports from our independent registered public accounting firm for the fiscal year ended June 30, 2023, and prior years include an explanatory paragraph stating the Company has recurring net losses from operations, negative operating cash flows, does not yet generate revenue from operations and will need additional working capital for ongoing operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to obtain sufficient funding and/or generate material revenue to fund our operations and business plan, our business, prospects, financial condition and results of operations will be materially and adversely affected, we may be unable to continue as a going concern in which case you in turn would lose your investment.

We currently have nominal operations, and investors therefore have no basis on which to evaluate the Company’s future prospects.

We currently have nominal operations and will be reliant upon a merger with or acquisition of an operating business to commence operations and generate material revenue or raise capital in order to commercialize our intellectual property. Because we have little operations, investors have no basis upon which to evaluate our ability to achieve our business objective of locating and completing a business combination with a target business. We have no current arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete a business combination in a reasonable timeframe, on reasonable terms or at all. If we fail to complete a business combination as planned, we will never generate any operating revenues.

We may face difficulties or delays in our search for a business combination, and we may not have access to sufficient capital to consummate a business combination.

We may face difficulty identifying a viable business opportunity or negotiating or paying for any resulting business combination. Economic factors that are beyond our control, including the COVID-19 pandemic and consequent economic downturn, as well as increased competition for acquisitions of operating entities that we expect to encounter as a result thereof, may hinder our efforts to locate and/or obtain a business that is suitable for our business goals at a price we can afford and on terms that will enable us to sufficiently grow our business to generate value to our shareholders. We have limited capital, and we may not be able to take advantage of any available business opportunities on favorable terms or at all due to the limited availability of capital. There can be no assurance that we will have sufficient capital to provide us with the necessary funds to successfully develop and implement our plan of operation or acquire a business we deem to be appropriate or necessary to accomplish our objectives, in which case we may be forced to terminate our business plan and your investment in the Company could become worthless.

If we are not successful in acquiring a new business and generating material revenues, investors will likely lose their investment.

If we are not successful in developing a viable business plan and acquiring a new business through which to implement it, our investors’ entire investment in the Company could become worthless. Even if we are successful in combining with or acquiring the assets of an operating entity, we can provide no assurances that the Company will be able to generate significant revenue therefrom in the short-term or at all or that investors will derive a profit from their investment. If we are not successful, our investors will likely lose their entire investment.

Because we have no capital, we may need to raise additional capital in the future by issuing debt or equity securities, the terms of which may dilute our current investors and/or reduce or limit their liquidation or other rights.

We may require additional capital to acquire a business. We may not be able to obtain additional capital when required. Future business development activities, as well as administrative expenses such as salaries, insurance, general overhead, legal and compliance expenses and accounting expenses will require a substantial amount of additional capital.

The terms of securities we issue in future capital raising transactions may be more favorable to new investors, and may include liquidation preferences, superior voting rights or the issuance of other derivative securities, which could have a further dilutive effect on or subordinate the rights of our current investors. Any additional capital raised through the sale of equity securities will likely dilute the ownership percentage of our shareholders. Additionally, any debt securities we issue would likely create a liquidation preference superior that of our current investors and, if convertible into shares of common stock, would also pose the risk of dilution.

We may encounter difficulty locating and consummating a business combination, including as a result of the competitive disadvantages we have.

We expect to face intense competition in our search for a revenue-producing business to combine with or acquire. Given the current economic climate, venture capital firms, larger companies, blank check companies such as special purpose acquisition companies and other investors are purchasing operating entities or the assets thereof in high volumes and at relatively discounted prices. These parties may have greater capital or human resources than we do and/or more experience in a particular industry within which we choose to search. Most of these competitors have a certain amount of liquid cash available to take advantage of favorable market conditions for prospective business purchaser such as those caused by the recent pandemic. Any delay or inability to locate, negotiate and enter into a business combination as a result of the relative illiquidity of our current asset or other disadvantages we have relative to our competitors could cause us to lose valuable business opportunities to our competitors, which would have a material adverse effect on our business.

We may expend significant time and capital on a prospective business combination that is not ultimately consummated.

The investigation of each specific target business and any subsequent negotiation and drafting of related agreements, SEC disclosure and other documents will require substantial amounts of management’s time and attention and material additional costs in connection with outsourced services from accountants, attorneys and other professionals. We will likely expend significant time and resources searching for, conducting due diligence on, and negotiating transaction terms in connection with a proposed business combination that may not ultimately come to fruition. Unanticipated issues which may be beyond our control or that of the seller of the applicable business may arise that force us to terminate discussions with a target company, such as the target’s failure or inability to provide adequate documentation to assist in our investigation, a party’s failure to obtain required waivers or consents to consummate the transaction as required by the inability to obtain the required audits, applicable laws, charter documents and agreements, the appearance of a competitive bid from another prospective purchaser, or the seller’s inability to maintain its operations for a sufficient time to allow the transaction to close. Such risks are inherent in any search for a new business and investors should be aware of them before investing in an enterprise such as ours.

We may engage in a business combination that causes tax consequences to us and our shareholders.

Federal and state tax consequences will, in all likelihood, be a significant factor in considering any business combination that we may undertake. Under current federal law, such transactions may be subject to significant taxation to the buyer and its shareholders under applicable federal and state tax laws. While we intend to structure any business combination so as to minimize the federal and state tax consequences to the extent practicable in accordance with our business objectives, there can be no assurance that any business combination we undertake will meet the statutory or regulatory requirements of a tax-free reorganization or similar favorable treatment or that the parties to such a transaction will obtain the tax treatment intended or expected upon a transfer of equity interests or assets. A non-qualifying reorganization, combination or similar transaction could result in the imposition of significant taxation, both at the federal and state levels, which may have an adverse effect on both parties to the transaction, including our shareholders.

It is unlikely that our shareholders will be afforded any opportunity to evaluate or approve a business combination.

It is unlikely that our shareholders will be afforded the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Articles of Incorporation and Bylaws do not afford our shareholders with the right to approve such a transaction. In order to develop and implement our business plan, we may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining the Company’s direction and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board, and any expenses incurred, or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our shareholders.

We may attempt to complete a business combination with a private target company about which little information is available, and such target entity may not generate revenue as expected or otherwise bey compatible with us as expected.

In pursuing our search for a business to acquire, we will likely seek to complete a business combination with a privately held company. Very little public information generally exists about private companies, and the only information available to us prior to making a decision may be from documents and information provided directly to us by the target company in connection with the transaction. Such documents or information or the conclusions we draw therefrom could prove to be inaccurate or misleading. As such, we may be required to make our decision on whether to pursue a potential business combination based on limited, incomplete or faulty information, which may result in our subsequent operations generating less revenue than expected, which could materially harm our financial condition and results of operations.

Our ability to assess the management of a prospective target business may be limited and, as a result, we may acquire a target business whose management does not have the skills, qualifications or abilities to enable a seamless transition, which could, in turn, negatively impact our results of operations.

When evaluating the desirability of a potential business combination, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our management’s assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities expected. Further, in most cases the target’s management may be expected to want to manage us and replace our Chief Executive Officer. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company or assist with their former entity’s merger or combination into ours, the operations and profitability of the post-acquisition business may be negatively impacted, and our shareholders could suffer a reduction in the value of their shares.

Changes in laws or regulations, or a failure to comply with the laws and regulations applicable to us, may adversely affect our business, ability to negotiate and complete a business combination, and results of operations.

We are subject to laws and regulations enacted by federal, state and local governments. In addition to SEC regulations, any business we acquire in the future may be subject to substantial legal or regulatory oversight and restrictions, which could hinder our growth and expend material amounts on compliance. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application by courts and administrative judges may also change from time to time, and any such changes could be unfavorable to us and could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in material defense or remedial costs and/or damages have a material adverse effect on our financial condition.

Due to factors beyond our control, our stock price will be volatile.

There is currently no market for our common stock, and there can be no guarantee that an active market for our common stock will develop once we begin trading, even if we are successful in consummating a business combination. Further, even if an active market for our common stock develops, it will likely be subject to significant price volatility when compared to more seasoned issuers. We expect that the price of our common stock will be more volatile than more seasoned issuers for the foreseeable future. Fluctuations in the price of our common stock and market volatility can be based on various factors in addition to those otherwise described in this Form 10-K, including:

●	A prospective business combination and the terms and conditions thereof;
●	The operating performance of any business we acquire, including any failure to achieve material revenues therefrom;
●	The performance of our competitors in the marketplace, both pre- and post-combination;
●	The public’s reaction to our press releases, SEC filings, website content, and other public announcements and information;
●	Changes in earnings estimates of any business that we acquire or recommendations by any research analysts who may follow us or other companies in the industry of a business that we acquire;
●	Variations in general economic conditions, including as may be caused by uncontrollable events and the resulting decline in the economy;
●	The public disclosure of the terms of any financing we disclose in the future;
●	The long duration of the period of time that our common stock quotation was halted;
●	The number of shares of our common stock that are publicly traded in the future; and
●	Actions of our existing shareholders, including sales of common stock by our then directors and then executive officers or by significant investors and debt holders.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of whether we can consummate a business combination and of our current or subsequent operating performance and financial condition. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Future issuance of our common stock could dilute the interests of our existing shareholders, particularly in connection with an acquisition and any resulting financing.

We may issue additional shares of our common stock in the future. The issuance of a substantial amount of our common stock could substantially dilute the interests of our shareholders. In addition, the sale of a substantial amount of common stock in the public market, either in the initial issuance or in a subsequent resale by the target company in a business combination which received our common stock as consideration or by investors who has previously acquired such common stock could have an adverse effect on the market price of our common stock.

Our registration under the Securities Exchange Act of 1934 could be revoked by the Securities and Exchange Commission if we fail to file required reports.

If we fail to file reports as required under the Exchange Act, we may lose our registration. While we intend to comply with the Exchange Act’s reporting requirements moving forward, and we may be unable to comply in the future as we did in the past. For example, in 2021, the SEC revoked our registration under the Exchange Act for failure to file required reports. Our Form 10 went effective in September 2023. This Form 10-K is being filed in connection with the Company’s ongoing filing requirements. This Form 10-K is being filed well past its due date under SEC regulations.

If we are unable to comply with the SEC reporting provisions in the future, such failure will affect the liquidity of our common stock and act as a depressant to the price. We cannot assure you we will not become delinquent again.

Due to recent changes to Rule 15c2-11 under the Exchange Act, our common stock may become subject to limitations or reductions on stock price, liquidity or volume.

On September 16, 2020, the SEC adopted amendments to Rule 15c2-11 (the “Rule”) under the Exchange Act. This Rule applies to broker-dealers who quote securities listed on over-the-counter markets such as our common stock. The Rule as amended prohibits broker-dealers from publishing quotations on OTC markets for an issuer’s securities unless they are based on current publicly available information about the issuer. When it becomes effective, the amended Rule will also limit the Rule’s “piggyback” exception, which allows broker-dealers to publish quotations for a security in reliance on the quotations of a broker-dealer that initially performed the information review required by the Rule, to issuers with current publicly available information or issuers that are up to date in their Exchange Act reports. As of this date, we are uncertain as to what actual effect the Rule may have on us.

The Rule changes could harm the liquidity and/or market price of our common stock by either preventing our shares from being quoted or driving up our costs of compliance.

We are subject to the “penny stock” rules which will adversely affect the liquidity of our common stock.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. We do not expect our stock price to be above $5.00 in the foreseeable future. The “penny stock” designation will require any broker-dealer selling our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules will limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Broker-dealers are increasingly reluctant to permit investors to buy or sell speculative unlisted stock and often impose costs which make it uneconomical for small shareholders to do so. Moreover, as a result of apparent regulatory pressure from the SEC and the Financial Industry Regulatory Authority (“FINRA”), a growing number of broker-dealers decline to permit investors to purchase and sell or otherwise make it difficult to sell shares of penny stocks. The “penny stock” designation may have a depressive effect upon our common stock price once we are trading.

As a blank check company, our shareholders may face significant restrictions on the resale of our common stock due to state blue sky laws.

Because we are a development stage company and our business focus is to locate and acquire an operating business, and our Common Stock meets the definition of a “penny stock,” we are a “blank check company” under SEC Rules and certain state “blue sky” securities laws. As such, unless and until we acquire an operating business, certain state regulations may adversely affect the transferability of our Common Stock. Specifically, a number of state regulators have adopted laws or regulations which limit or preclude the applicability of exemptions from state registration for secondary transactions in securities of blank check companies, rendering it more difficult or potentially even impossible to sell our securities in the applicable states. We have not registered our Common Stock for resale under the Securities Act of 1933 (the “Securities Act”) or “blue sky” securities laws of any state, and we are under no obligation to register or qualify our Common Stock in any state or to advise the shareholders of any exemptions from registration.

Current shareholders, and persons who desire to purchase the Common Stock, should be aware that there may be significant state restrictions upon the ability of new investors to purchase the Common Stock by virtue of our status as a blank check company, in addition to other characteristics of our Company and securities.

Blue sky laws, regulations, orders, policy statements or interpretations place limitations on offerings or sales of securities by “blank check” companies or in “blind-pool” offerings, and/or if such securities otherwise represent “penny stock” previously issued to promoters or others.  Depending on the state in question, these limitations may provide that such securities and/or offerings are:

●	Not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;
●	Not eligible for the transaction exemption from registration for non-issuer transactions by a registered broker-dealer;
●	Not eligible for the “solicitations of interest” exception to securities registration requirements available in many states; or
●	Not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.

As a result, investors in our Common Stock or other securities may be unable to offer or sell their securities within the timeframe or locations desired, which would diminish their ability to liquidate their investment and prevent or delay the development of a trading market for our Common Stock or other securities.

If the Company engages in an offering of our securities as a blank check company, such an offering will be subject to restrictions and limitations under the federal securities laws and regulations, including Rule 419 for any registered offering by the Company.

Because we are a blank check company, we are subject to SEC Rule 419 which imposes certain procedural requirements and limitations on registered offerings conducted by blank-check companies. Specifically, Rule 419 provides that any securities issued and proceeds received by the Company in such an offering be deposited into an escrow or trust account, that the Company file a post-effective amendment to the registration statement disclosing required information about any probable acquisition and the target business if it meets certain specified criteria, and that each investor be given the right to decide whether to remain an investor or to instead receive their respective funds from the escrow or trust account.

In addition, as a blank check company we are precluded from relying on certain federal exemptions for securities offerings, specifically Regulation A, Rule 504 of Regulation D, and Regulation Crowdfunding, which could limit our ability to raise capital in an un-registered offering prior to our consummation of a business combination with an operating business.

Therefore, should we determine to conduct a securities offering of our securities before we complete a business combination with an operating company, the Company would be subject to these limitations, which could limit our ability to raise capital needed to locate and close an acquisition of an operating business within the timeframe intended, on favorable terms or at all. This may, among other adverse consequences, prevent us from pursuing an acquisition that management would otherwise deem attractive, delay the closing of such an acquisition, or result in adverse terms relative to those available to operating businesses.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Not applicable.

Item 2. Properties.

We do not own any real property and do not pay for office space.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We currently have legal proceedings or claims from unpaid bills that may not likely have, individually or in the aggregate, a material adverse effect on business, financial condition or operating results.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

[See General Instruction G2]

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information [ensure accuracy – taken from Form 10]

Because our common stock is not listed on a securities exchange and its quotations on OTC Pink were halted on March 25, 2021, there is currently no established public trading market for our common stock.

It is our understanding that the quotation of the shares were halted as a result of the revocation of the registration of the Company’s common stock in March 2021. We intend to seek to be quoted on the OTC Markets.

We are authorized to issue up to 1,000,000,000 shares of common stock, par value $0.001 per share, and 20,000,000 shares of preferred stock, par value $0.001 per share. As of the filing date of this Form 10-K, 246,135,391 shares of common stock were issued and outstanding.

Holders

As of September 25, 2024, there were approximately 290 holders of record of our common stock. This number does not include beneficial owners who hold shares at broker/dealers in “street-name”).

Dividends

As of September 25, 2023, the Company has accrued $1,824 in dividends on its preferred stock. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

None

Unregistered Sales of Equity Securities

There have been no sales of equity securities in the last three years.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in “Management’s Discussion and Analysis and Plan of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as “may,” “will,” “should,” “would,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. You should read the following discussion in conjunction with our financial statements, which are included elsewhere in this Form 10-K. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements. See “Cautionary Note Regarding Forward Looking Statements” and “Summary of Risk Factors” contained in Item 1 of this Form 10-K for more information.

Overview

Our contemplated business plan is to find a partner or acquisition target to merge with who will utilize our intellectual property. As of this filing, we have not entered into any agreements with any such partner or acquisition targets.

Significant Accounting Policies and Recent Accounting Pronouncements

Please see the notes to our Financial Statements for information about our Significant Accounting Policies and Recent Accounting Pronouncements.

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

Fiscal Year Ended June 30, 2023, Compared to the Fiscal Year Ended June 30, 2022

During the year ended June 30, 2023, the Company’s net loss increased by $255,041 compared to the prior year ended June 30, 2022, primarily as a result of the following:

-	Selling, General, and Administrative: increased by $25,208 pursuant to increase in professional fees and activities related to filing its form 10 and catching up on its filings; and
-

Interest Expenses: increased by $231,583 due to compounding interest on growing debt and additional promissory notes entered into to fund activities in filing the Company’s form 10 and catching up on filings;

Liquidity and Capital Resources

We are out of cash, and for the past two years we have been relying on loans from our current investors. We currently have approximately $7,000,000 in outstanding debt. As reflected in the Financial Statements contained elsewhere in this Form 10-K, management has expressed substantial doubt about our ability to continue as a going concern during the fiscal year ended June 30, 2023, unless we can raise the required capital or generate material revenue to fund our operations. We do not believe that we will be able to raise any capital until such time as we conduct a business combination.

Subject to Nevada law, the Company (and its shareholders and subsidiaries) are not restricted in transferring equity interests (subject to the securities laws) or approving a business combination.   The Company’s Series B Preferred Stock (“Series B”) Certificate of Designation restricts the Company’s ability to issue “senior” securities to the Series B.  The Company has no intention of issuing securities that have liquidation rights greater than the Series B.

Net Cash used by Operating Activities:

The Company used $48,259 in cash in operating activities which were primarily professional fees associated with the form 10 and catching up on its financial reporting.

Cash Used in Investing Activities:

No cash was used in investing activities.

Cash Flows from Financing Activities:

The company received $54,500 in cash from promissory notes and repaid $16,100 in loans.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Integral Technologies Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Integral Technologies Inc. (the "Company") as of June 30, 2023 and 2022, the related consolidated statements of operations, stockholders’ deficit and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We have determined the matter described below to be the critical audit matter to be communicated in our auditor’s report.

CRITICAL AUDIT MATTER	HOW THE MATTER WAS ADDRESSED IN THE AUDIT

Embedded Conversion Features

As discussed in Note 10 of the financial statements, the Company has numerous convertible debentures from prior years with conversion rates that are determined by the closing bid price based on a given number of trading dates preceding the conversion date. This and other factors require the embedded conversion feature to be bifurcated and the fair value of the feature to be remeasured at each reporting period. Calculations and accounting for convertible debentures and embedded conversion features require management’s judgements related to initial and subsequent recognition of the debt and related conversion features, use of a valuation model, and determination of the appropriate inputs used in the selected valuation model.

The embedded conversion features and resulting derivative liability is a highly complex area of accounting with significant impact on the liabilities, additional paid in capital and statement of operations of the Company. It takes a high degree to training to understand and recognized the accounting implications of the conversion features and to understand the assumptions and impact of the specific assumptions on the valuation model used in the calculation of the derivative liability.

Our audit procedures related to evaluating the Company’s accounting for convertible debentures with embedded conversion feature, were as follows:

●     We inspected the convertible debenture agreements, identified the embedded conversion feature, confirmed the amount of outstanding debt, and recalculated the accrued interest.

●     We assessed the assessments of the accounting treatment of the derivative liabilities

●     We evaluated the appropriateness of the significant assumptions used in the estimation of the derivative liabilities at the balance sheet date and related accounting entries.

●     We performed independent calculations on a test basis of specific derivatives to evaluate the model used in calculating the derivatives at various measurement dates.

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2017

Vancouver, Canada

September 24, 2024

PCAOB Firm ID 1173

Item 8. Financial Statements and Supplementary Data.

Integral Technologies, Inc.

Consolidated Balance Sheets

	June 30, 2023	June 30, 2022

ASSETS
Current assets:
Cash	$22,124	$31,983
Total assets	$22,124	$31,983

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,514,240	$1,348,727
Related party payable	961,043	830,273
Dividend payable	38,305	38,305
Loans payable	1,042,523	910,861
Mandatorily redeemable preferred stock	105,000	105,000
Deferred revenue	455	-
Convertible debentures	6,216,793	5,020,804
Total liabilities	9,878,359	8,253,970

Stockholders’ deficit:
Common stock and paid in capital in excess of $0.001 par value, 1,000,000,000 shares authorized, 246,135,391 issued and outstanding as of June 30, 2023 and 2022	61,457,574	61,457,574
Preferred stock and paid-in capital in excess of $0.001 par value, 20,000,000 shares authorized, 42 issued and outstanding as of June 30, 2023 and 2022	-	-
Share subscriptions and obligations to issue shares	61,250	61,250
Accumulated deficit	(71,375,059)	(69,740,811)
Total stockholders’ deficit	(9,856,235)	(8,221,987)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$22,124	31,983

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.

Consolidated Statements of Operations

Years ended June 30, 2023 and 2022

	2023	2022

Revenue	$40,000	$39,900

Operating expenses:
Selling, general, and administrative expenses	384,997	359,789
Total operating expenses	(384,997)	(359,789)

Accretion expense	-	(1,650)
Interest expense	(1,289,251)	(1,057,668)
Net Loss	$(1,634,248)	$(1,379,207)
Net loss per share – basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding	246,135,391	246,135,391

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.

Consolidated Statements of Stockholders’ Equity

Years ended June 30, 2023 and 2022

	Number of Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Number of Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Shares Subscriptions and Obligations to Issue Shares	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balance June 30, 2021	246,135,391	$61,457,574	42	$-	$61,250	$-	$(68,361,604)	$(6,842,780)

Net loss for year	-	-	-	-	-	-	(1,379,207)	(1,379,207)
Balance June 30, 2022	246,135,391	$61,457,574	42	$-	$61,250	$-	$(69,740,811)	$(8,221,987)

Net loss for year	-	-	-	-	-	-	(1,634,248)	(1,634,248)
Balance June 30, 2023	246,135,391	$61,457,574	42	$-	$61,250	$-	$(71,375,059)	$(9,856,235)

The accompanying notes are integral part of the consolidated financial statements.

Integral Technologies, Inc.

Consolidated Statements of Cash Flows

Year ended June 30, 2023 and 2022

	2023	2022
Cash flows from operating activities:
Net loss	$(1,634,248)	$(1,379,207)
Items not involving cash
Accretion interest	-	1,650
Interest on convertible debentures	1,195,989	963,123
Interest on debt	93,262	88,125
Interest on mandatorily redeemable preferred stock	-	6,420
Changes in working capital:
Deferred revenues	455	-
Accounts payable and accrued liabilities	165,513	122,098
Related party payable	130,770	131,700

Net cash used in operating activities	(48,259)	(66,091)

Cash flows from financing activities:
Proceeds of loans	54,500	100,000
Repayment of loans	(16,100)	(20,700)
	38,400	79,300
Increase (decrease) in cash	(9,859)	13,209
Cash, beginning of period	31,983	18,774
Cash, end of period	$22,124	$31,983

Supplemental cash flow information:
Interest paid	$-	$-

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

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Electriplast Corp. (formerly Plastenna, Inc.)(“Electriplast”). All intercompany balances and transactions have been eliminated.

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

Stock issued in exchange for services

The valuation of common stock issued in exchange for services to non-employees is valued at an estimated fair market value of the Company’s stock price based upon trading, sales and other issuances of the Company's common stock. Stock-based compensation expense related to awards to non-employees is recognized based on the then-current fair value at each measurement date over the associated service period of the award, which is generally the vesting term, using the accelerated attribution method. The fair value of non-employee stock options is estimated using the Black- Scholes valuation model with assumptions generally consistent with those used for employee stock options, with the exception of the expected term, which is the remaining contractual life at each measurement date. Restricted shares are issued or become issuable when they vested and are measured at their grant date and recorded evenly over the vesting period.

Revenue recognition

The Company has not generated significant revenue since inception. Although the Company has begun to receive revenue from the sale of material for commercial applications, the Company is devoting substantially all its efforts to developing the business.

For license agreement that the Company enters into, revenue is measured based on the amount of consideration that is expected to be received by the Company under a contract with a customer, which is initially estimated with pricing specified in the agreement and adjusted for any discounts or other credits at contract inception then updated each reporting period, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when persuasive evidence of a contract with a customer exists and a performance obligation is identified and satisfied as the customer obtains control of the good or services.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued)

The Company’s license agreements can provide for upfront license fees, maintenance payments, and/or substantive milestone payments. In accordance with revenue recognition guidance, the Company identifies all of the deliverables at the inception of the agreement. License fees, which are nonrefundable fees will be evaluated for standalone value to the licensor and may be recognized upon delivery pursuant to terms of the agreement. Upfront nonrefundable fees associated with license and development agreements where the Company has continuing involvement that does not meet the requirement of a separate deliverable are recorded as deferred revenue and recognized over the estimated service period. The Company may also enter into agreements to provide engineering services. The Company recognizes revenue from engineering services as the service has been performed and amounts are reasonably assured of collection.

The Company recognizes revenues from royalties when they become due.

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $nil for the years ended June 30, 2023, and 2022, respectively.

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

Financial instruments

The Company’s balance sheet includes financial instruments, specifically cash, promissory note receivable, accounts payable and accrued expenses, related party payable, dividend payable, mandatorily redeemable preferred stock and loans payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instrument and their expected realization.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company has issued financial instruments that contain embedded conversion features that qualify as derivatives and are therefore accounted for as liabilities. The derivative liabilities are initially recorded at fair value, with gains and losses arising from changes in fair value recognized in the consolidated statements of operations at each period end while such instruments are outstanding. Any derivative liabilities relating to the convertible debt is valued using the Black-Scholes Model where appropriate. The fair value of the warrants issued with reset provisions were measured using the Monte Carlo method.

Fair value measurements

ASC 820 Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Their fair value hierarchy consists of three board levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1 – Quoted prices in active markets for identical securities;
●	Level 2 – Other significant observable inputs that are observable through corroboration with market data (including quoted prices in active markets for similar securities); and
●	Level 3 – Significant unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability.

The fair value measurement of cash are classified as a Level 1 measurement. The fair value measurement of the derivative liability with reset provisions are classified as a Level 3 measurement.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and early adoption is permitted. The Company does not believe the potential impact of the new guidance and related codification improvements will be material to its financial position, results of operations and cash flows.

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. The diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective January 1, 2024, for the Company and the provisions of this update can be adopted using either the modified retrospective method or a fully retrospective method. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements

NOTE 3 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $1,634,248 for the year ended June 30, 2023 (2022 - $1,379,207), and an accumulated deficit of $71,375,059 ( June 30, 2022 - $69,740,811) and a working capital deficiency of $9,856,235 as at June 30, 2023 ( June 30, 2022 - $8,221,987). The Company does not have sufficient revenue-producing activities to fund its expenditure requirements to continue to advance researching, developing and commercializing its conductive plastics technology, ElectriPlast. The Company estimates that, does not have sufficient funding to continue operating activites; however, it has been able to raise funding to mange continuing to be a publicly traded Company and looks to continue raising funding to operate in this sector. The lack of funding raises substantial doubt about the Company’s ability to continue as a going concern.

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

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 4 – PROMISSORY NOTE RECEIVABLE

On September 9, 2019, the Company entered into a technology and asset purchase agreement (the “Asset Purchase Agreement”) with Pivotal Battery Corp. (“Pivotal”), a company with management in common, whereby the Company will receive the following:

(a)

Cash payments totaling $2,000,000 with $200,000 received up front and $1,800,000 in a convertible promissory note bearing interest at 7% per year payable in quarterly installments over a period of two years. The outstanding principal and interest are convertible into shares of common stock of Pivotal at a conversion price of $1 per share; and

(b)

Issuance of 1,500,000 shares of common stock from Pivotal. These shares have not yet been received. Upon initial recognition the conversion option was identified as a embedded derivative and assigned a fair value of $nil.

On June 30, 2022, the Company amended the Asset purchase Agreement to terminate the promissory note agreement and amend the terms as follows:

(a)

Payments During Development Phase: Pivotal shall pay to the Company, payments of $15,000 (subsequently paid) due on December 31st and $25,000 due on June 30th during each subsequent 6 month period following the Amendment. In any case, the purchase price shall be paid in full no later than December 31, 2027.

(b)

Payments Upon Commercialization: Upon commercialization, defined as $500,000 in revenue in any quarter or $1,000,000 in any year (“Commercialization”), Pivotal shall pay to the Company $250,000 per year, payable in $125,000 increments due on June 30th and December 31 until the purchase price, is paid in full. In any case, the purchase price shall be paid in full no later than December 31, 2027.

(c)

Stock Issuance: Pivotal shall issue to the Company, 1,500,000 fully paid and non-assessable shares of Pivotal’s common stock, par value $.001 upon Commercialization, however, in any event the shares shall be issued no later than December 31, 2027. The issuance of the shares shall be exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(a)(2) of that act.

(d)	Change of Control: If there is a change of control of the Company (defined as 50% or more), then all payments under the Note would be deferred until December 31, 2027.

The board of directors of the Company shall have the option to nominate 1 director to Pivotal’s board of directors, and Pivotal shall take the appropriate corporate action to approve and elect such nominee within 5 business days of the nomination. The Company shall have a right to board representation as long as its ownership of Pivotal’s common stock is equal to or greater than 2.5% of the outstanding shares.

The Company has determined that due to uncertainty of collection, revenues are recognized when received. Total revenues recognized pursuant to the Asset Purchase Agreement with Pivotal for the year ended June 30, 2023 was $40,000 (2022 – $39,900).

To date, no royalties are due to the Company. Upon the promissory note being written-off in the year ended June 30, 2019, no interest has been accrued due to uncertainties related to the collectability of the promissory note. The obligations under the promissory note were extinguished upon the amendment on June 30, 2022.

On September 15, 2023, Pivotal and the Company entered into a termination agreement; whereby the Company will forgive and mutually release Pivotal from any and all obligations under the Asset Purchase Agreement, in exchange for terminating its 40 preferred shares and releasing the Company from any and all shareholder obligations and accrued dividends. Further, Pivotal will be issuing 2,000,000 shares on a pro-rata basis to Integral shareholders on record.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common stock

During the years ended June 30, 2023 and year ended June 30, 2022, there were no common share transactions and the Company’s shares remain under a trading halt.

Preferred stock

On December 10, 2018, the Company issued 40 shares of the Series B Preferred Stock (the “Preferred Shares”) at a price of $2,250, for total proceeds of $90,000.

On January 14, 2019, the Company issued 2 Preferred Shares at a price of $2,250, for total proceeds of $4,500.

Each Preferred Share carries an annual 12% dividend compounded annually for three (3) consecutive years. The Company will pay dividends on a quarterly basis at the discretion of the Board to the extent cash or other assets are available. Dividends may be paid in cash or other property. The Shares have no voting rights.

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

The Company also has the option to call the Shares and purchase some or all of the Series B Preferred Stock owned by investors at any time at on a pro rata, nearest whole share basis. The redemption value of the Shares is $2,500 per Share (subject to adjustments for stock dividends, splits, combinations and similar events) (the “Redemption Value”). On the date 36 months from the issuance date of the Shares, if not already converted to common, the Company shall redeem the Shares at the Redemption Value and pay all accrued but unpaid dividends and interest to the extent assets are available.

The mandatorily redeemable preferred stock liability of $105,000 has been recognized at the issuance date.

During the year ended June 30, 2023, the Company accrued dividends on the preferred stock of $nil (2022 - $6,420) which has been included in interest expense in the statement of operations. During the year ended June 30, 2023, the Company recognized accretion interest on the preferred stock of $nil (2022 - $1,650).

On September 15, 2023, the Company cancelled and returned to treasury, 40 preferred shares.

Stock options and restricted shares

The Company currently has no options or restricted shares issued and outstanding.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Stock purchase warrants

The following summarizes information about the Company’s stock purchase warrants outstanding:

	Number of Warrants	Price Per Share	Weighted Average Exercise Price

Balance, June 30, 2021 and 2022	4,000,000	$0.05	$0.05
Expired	(4,000,000)	$0.05	$0.05
	-	-	-

			Number of Warrants
Expiry Date	Exercise Price		June 30, 2023	June 30, 2022

November 16, 2022	$0.05	*	-	4,000,000
Total outstanding and exercisable		**	-	4,000,000

*The exercise price of the warrants issued on November 16, 2017 is the lower of $0.05 and the lowest trade price in the 10 days previous to exercise.

**On November 16, 2022, these warrants expired unexercised.

Equity portion of convertible debt

On May 7, 2018, the Company and SBI Investments Inc. and L2 Capital entered into amended convertible debt agreements to fix the conversion price of all outstanding convertible debt at $0.0293 per share. There were no adjustments to the carrying values of convertible debt pursuant to the amendments.

Share obligations

(a)

Pursuant to a separation agreement with a previous CFO, the Company will issue 36,000 shares of common stock with a due date fair value of $3,600 and settle all unpaid fees from July 1, 2016 to February 10, 2017 (effective date of resignation).

(b)

Pursuant to director’s agreements, the Company is obligated to issue 65,000 shares of common stock. As at June 30, 2021, these shares have not been issued and as such, the due date fair value of $37,650 has been recognized in obligation to issue shares within equity.

(c)

On February 21, 2019, the Company entered into a promissory note for total proceeds of $80,000. The promissory note bears interest at 2% per month and matures on November 21, 2019. As additional consideration to the holder, the Company must also issue 1,000,000 common shares within 180 days of the promissory note. As at June 30, 2021 and 2020, these shares have not been issued and the due date fair value of $20,000 has been recognized within obligation to issue shares within equity.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 6 -RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

Fair value

The loans payable balance approximates fair value due its short-term nature.

Credit risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The Company’s financial assets that are exposed to credit risk consists of cash, which is placed with US and Canadian financial institutions, trust account with the Company’s legal counsel, and promissory note receivable from Pivotal. The has recognized a full allowance on the promissory note receivable due to uncertainty relating to its collectability.

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

The Company requires significant additional funding to meet its operational costs in fiscal year 2024.

Financing transactions may include the issuance of equity securities, obtaining additional credit facilities, licensing proprietary technology or other financing mechanisms. However, the Company’s shares are not currently trading which has made it more difficult to obtain equity financing.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 7 – INCOME TAXES

The provision for income taxes consists of the following at June 30:

	2023	2022

Current expense	-	-
Deferred expense/(Benefit)	464,000	360,000
Inc/ (Dec) in valuation expense	(464,000)	(360,000)
Total provision for income tax	$-	$-

The total provision differs from the amount computed by applying federal rates to loss before income taxes due to the following at June 30:

	2023	2022

Provision for income tax at the statutory rate of 21%	(343,000)	(290,000)

Increase (Decrease) in taxes due to:
Change in valuation allowance	(464,000)	(360,000)
Expiration of net operating loss carry forwards	526,000	427,000
Disallowed expense	281,000	223,000
Total provision for income tax	$-	$-

The Company has used a federal statutory rate of 21%. The Company has no material state tax liabilities, so no provision for state income tax is needed.

Deferred tax assets and liabilities reflect the tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The Company has net deferred income tax assets which have been reduced to zero through a valuation allowance because of uncertainties relating to utilization of future tax benefits. The increase/(decrease) in the valuation allowance for the years ended June 30, 2023, and June 30, 2022, are respectively ($464,000) and ($360,000).

The components of the net deferred income tax assets, calculated at an effective rate of 21%, are as follows at June 30:

	2023	2022

Noncurrent deferred tax assets	-	-
Net operating loss carry forwards	8,926,000	9,390,000
Valuation allowance	(8,926,000)	(9,390,000)
Net deferred tax asset/ (liability)	$-	$-

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 7 – INCOME TAXES (CONTINUED)

For tax purposes, the Company has unused net operating losses available for carry forwards to future tax years. At June 30, 2023, the Company has net operating loss carry forwards of approximately $42,000,000 which expire 2024 – 2038 and $3,000,000 that can be carried forward indefinitely.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

As of June 30, 2023, $961,043 ( June 30, 2022 - $830,273) was owed to the Company's executives for outstanding managements fees, consulting fees and business-related reimbursements and are without interest or stated terms of repayment.

During the year ended June 30, 2023, the Company accrued salaries of $150,000 (2022 - $150,000) to the Company’s executives.

On September 9, 2019, the Company entered into a technology and asset purchase agreement with a Company with management in common, refer to Note 4 for details. During the year-ended June 30, 2023 the Company received payments of $40,455 (2021 - $39,000) for license fees as part of the Asset Purchase Agreement.

NOTE 9 - SEGMENT INFORMATION

The Company operates primarily in one business segment, the development of electronically-conductive resin-based materials, with operations located in the US.

NOTE 10 - CONVERTIBLE DEBENTURES

As of June 30, 2023, the Company’s convertible debentures have been summarized as follows:

SBI Investments LLC (“SBI”)

Original debt	Total penalties	Accrued interest as of June 30, 2023	Total balance settled through issuance of shares	Balance due as of June 30, 2023	Original interest rate*	Inception	Original due date
$	$	$	$	$
469,760	369,375	652,718	(599,254)	892,599	12%	May 12, 2017	November 12, 2017
105,000	68,045	456,363	-	629,408	8%	May 19, 2017	November 19, 2017
119,227	249,675	986,862	-	1,355,764	8%	May 18, 2017	November 18, 2017
469,760	220,917	794,593	(431,605)	1,053,665	12%	May 12, 2017	November 12, 2017
105,000	170,240	588,152	-	863,392	8%	May 19, 2017	November 19, 2017
119,227	180,550	811,858	-	1,111,635	8%	May 18, 2017	November 18, 2017
28,750	46,623	160,957	-	236,330	8%	June 23, 2017	December 23, 2017
1,416,724	1,305,425	4,451,503	(1,030,859)	6,142,793

On June 30, 2023, SBI acquired all of the issued and outstanding convertible debt of L2 Capital, reflected above.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 10 - CONVERTIBLE DEBENTURES (CONTINUED)

As of June 30, 2022, the Company’s convertible debentures have been summarized as follows:

L2 capital Inc. (“L2”)

Original debt	Total penalties	Accrued interest as of June 30, 2022	Total balance settled through issuance of shares	Balance due as of June 30, 2022	Original interest rate*	Inception	Original due date
$	$	$	$	$
469,760	369,375	479,955	(599,254)	719,836	12%	May 12, 2017	November 12, 2017
105,000	68,045	334,543	-	507,588	8%	May 19, 2017	November 19, 2017
119,227	249,675	724,455	-	1,093,357	8%	May 18, 2017	November 18, 2017
693,987	687,095	1,538,953	(599,254)	2,320,781

SBI Investments LLC (“SBI”)

Original debt	Total penalties	Accrued interest as of June 30, 2022	Total balance settled through issuance of shares	Balance due as of June 30, 2022	Original Interest rate*	Inception	Original due date
$	$	$	$	$
469,760	220,917	588,380	(431,605)	847,452	12%	May 12, 2017	November 12, 2017
105,000	170,240	419,177	-	694,417	8%	May 19, 2017	November 19, 2017
119,227	180,550	594,299	-	894,076	8%	May 18, 2017	November 18, 2017
28,750	46,623	114,705	-	190,078	8%	June 23, 2017	December 23, 2017
722,737	618,330	1,716,561	(431,605)	2,626,023

*In accordance with the default provisions of the original convertible debt agreements, the convertible debentures began accruing interest at 24% per annum following non-payment as of the due dates of the respective convertible debenture notes.

There were no settlements of convertible debentures into shares of common stock during the years ended June 30, 2023 and 2022.

The convertible debentures are convertible into common shares of the Company. On May 7, 2018, the Company entered into amended convertible debt agreements with L2 and SBI and fixed the conversion rate to a price of $0.0293 per common share.

JMJ Financial

On November 16, 2017, the Company entered into a debt agreement with JMJ Financial. A total of $200,000 was received. The convertible debenture became due on May 15, 2018 As of June 30, 2021, and 2022, $74,000 remains due.

The note becomes convertible in the event the Company breaches any of the default provisions. On January 16, 2018, the note was in default and accordingly became convertible. The conversion price is the lesser of $0.05 or 50% of the lowest trade price in the 25 trading days previous to the conversion. The lender is limited to holding no more than 4.99% of the issued and outstanding common stock at the time of conversion. After the expiration of 120 days following the delivery date of any consideration, the Company will have no right of prepayment without written consent of the lender.

A reconciliation of the Company’s convertible debenture is as follows:

Balance June 30, 2021	$4,057,681
Interest	$963,123
Balance, June 30, 2022	$5,020,804
Interest	$1,195,988
Balance, June 30, 2023	$6,216,793

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

NOTE 10 - CONVERTIBLE DEBENTURES (CONTINUED)

On March 25, 2021, the Company’s common shares were suspended from trading. As a result, the Company is not able to satisfy the conversion rights under the convertible debt agreements, the fair values of all derivative liabilities have been measured at $nil as at June 30, 2023 and 2022.

NOTE 11 – LOANS PAYABLE

During the year ended June 30, 2023, the Company had the following loan agreements outstanding, summarized as follows:

(a)

On August 23, 2017, and October 5, 2017, the Company received a total of $352,400 pursuant to two promissory notes at 10% interest due 9 months from the agreement date. During the year ended 2020, the Company repaid $20,000 in principle and annual interest of 10% is accrued on the balance of principle. A total of $535,675 is remaining under the promissory notes (2022 - $502,435).

During the year ended June 30, 2023, interest expense of $33,240 was recognized on the promissory note ( June 30, 2022 – $33,240).

(b)

On February 19, 2019, the Company entered into a promissory note agreement and received a total of $80,000, net of $4,000 in fees plus monthly interest at 2%. The promissory note consisting of interest and principal was due April 23, 2019. On May 18, 2019, a late fee of $10,000 became payable on the promissory note due to non-payment. A total of $173,200 is remaining under the promissory note (2022 - $154,000).

During the year ended June 30, 2023, interest expense of $19,200 was recognized on the promissory note ( June 30, 2022 – $19,200).

(c)

On February 21, 2019, the Company entered into a promissory note for total proceeds of $80,000. The promissory note bears interest at 2.5% per month and matures on November 21, 2019. As additional consideration to the holder, the Company must also issue 1,000,000 common shares within 180 days of the promissory note. As of June 30, 2023, no shares have been issued. A total of $105,000 is remaining under the promissory note (2022 - $93,500).

During the year ended June 30, 2021, interest expense of $27,600 was recognized on the promissory note ( June 30, 2020 – $27,600). During the year ended June 30, 2023, repayments of $27,600 were made towards the balance owing on the promissory note ( June 30, 2022 – $20,700).

(d)

During October 2021 and March 2022, the Company entered into a total of four promissory notes for an aggregate total of $150,000. Each note bears interest at 8% and are due 10 months after issuance. The proceeds of these promissory notes shall be strictly used pursuant to costs associated with getting its filings current and resumption of trading. The promissory notes also create a lien on and grants a first priority security interest in all of the Company’s assets. A total of $228,648 is remaining under the promissory notes (2022 - $160,926).

NOTE 12 - SUBSEQUENT EVENTS

On September 15, 2023, Pivotal and the Company entered into a termination agreement; whereby the Company will forgive and mutually release Pivotal from any and all obligations under the Asset Purchase Agreement, in exchange for terminating its 40 preferred shares and releasing the Company from any and all shareholder obligations and accrued dividends. Further, Pivotal will be issuing 2,000,000 shares on a pro-rata basis to Integral shareholders on record.

On October 23, 2023, the Company entered into a promissory note for an additional $35,000. The note bears interest at 8% and is due 10 months after issuance. The proceeds of these promissory notes shall be strictly used pursuant to costs associated with getting its filings current and resumption of trading. The promissory notes also create a lien on and grants a first priority security interest in all of the Company’s assets.

On July 1, 2023, all of the issued and outstanding Convertible debt was moved into an 8% interest only promissory note, due by July 8, 2024. The promissory notes also create a lien on and grants a first priority security interest in all of the Company’s assets.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2023, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

●  The Company does not have sufficient segregation of duties within accounting functions due to only having one employee and its limited nature and resources.

●  The Company does not have an independent board of directors or audit committee.

●  The Company does not have written documentation of our internal control policies and procedures.

●  All of the Company’s financial reporting is carried out by a financial consultant.

We plan to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we complete a reverse merger or similar business acquisition.

Item 9B. Other Information.

On October 23, 2023, the Company issued SBI Investments, LLC 2014-1 (“SBI”) a $35,000 secured promissory note in consideration for $35,000. The secured promissory note: (i) are not convertible, (ii) is due 10 months from the issuance date and (iii) pays 8% interest per annum on the maturity date.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Oﬃcers and Corporate Governance

The following is a list of our directors and executive officers. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by the board of directors.

Name	Age	Position(s)
Doug Bathauer	57	Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director
James Eagan	60	Chairman of the Board of Directors

James Eagan. Mr. Eagan has been our Chairman of the Board since November 2012, and on January 23, 2014, he was appointed Chief Executive Officer of ElectriPlast Corporation, our wholly-owned subsidiary. Since March 2019, Mr. Eagan has also been the Chairman and a director and since September 2019 a consultant to Pivotal Battery Corp., the purchaser of our bipolar plate technology.

Mr. Eagan was appointed director as a result of his business development and technology licensing expertise. He also brought his experience in applying advanced materials in developing and producing new products in the electronics and communications industry.

Doug Bathauer. Mr. Bathauer was appointed a director and Chief Executive Officer in November 2012 and led the Company’s efforts in commercializing and manufacturing its conductive plastics technology. In May 2023, the Board ratified the appointment of Mr. Bathauer as the Principal/Chief Financial Officer of the Company. From April 2019 until November of 2021, Mr. Bathauer served as Chief Operating Officer or Aluminum Shapes LLC, a manufacturer and distributor of aluminum products. In 2021, Aluminum Shapes filed a petition for a Chapter 11 bankruptcy proceeding.

Mr. Bathauer was appointed director as a result of prior experience in the securities industry raising capital and providing management consulting services to early stage and growing regional companies.

Family Relationships

There are no family relationships among our directors or officers.

Director Independence

Our Board has determined that neither director is independent under the Nasdaq Stock Market listing rules.

Committees of the Board of Directors

Our Company has a Board of Directors that is currently comprised of two members. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed.

Our Board of Directors do not currently have any committees. The Board of Directors selects our independent public accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors.

Code of Ethics

On September 20, 2004, the Board of Directors established a written code of ethics that applies to each of our senior executive officers. A copy of that code is available on our corporate website at http://www.itkg.net. A copy of our Code of Business Conduct and Ethics will also be provided free of charge upon request to: CEO, Integral Technologies Inc. 2605 Eastside Park Road, Suite 1 Evansville, IN 47715.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Company's officers and directors, and persons who own more than 10% of a registered class of our Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received or written representations from certain reporting persons, we believe that, during the year ended June 30, 2023, all Section 16(a) filing requirements applicable to our officers, directors and ten percent shareholders were timely complied with by such persons.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at Integral Technologies, Inc., 2605 Eastside Park Road, Suite 1 Evansville, IN 47715. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Board Leadership Structure

While our Board has no fixed policy with respect to combining or separating the offices of Chairman of the Board and Chief Executive Officer, those two positions are held by separate individuals. The Board believes that separation of the roles is the appropriate leadership structure for us at this time as it allows for sufficient Board oversight of the business and supervision of our Chief Executive Officer, while still providing sufficient autonomy to our management team to oversee day-to-day operations of the Company.

Item 11. Executive Compensation.

The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, to or for Integral’s principal executive officer and two other highest paid executive officers whose total annual compensation $100,000 (collectively, the “Named Executive Officers”), during the fiscal years ended June 30, 2023, and 2022.

Name and Principal Position	Fiscal Year Ended June 30	Salary $	Bonus $	Stock Awards $	Options Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
James Eagan	2023	75,000	-	-	-	-	-	-	75,000
Chairman, Director and CEO of wholly owned subsidiary ElectriPlast Corp.	2022	75,000	-	-	-	-	-	-	75,000

Doug Bathauer	2023	75,000	-	-	-	-	-	-	75,000
CEO, Treasurer, CFO and Director	2022	75,000	-	-	-	-	-	-	75,000

Mr. Eagan and Mr. Bathauer are each compensated $75,000 per year under oral agreements.  As of June 30, 2023, Messrs. Eagan and Bathauer had accrued $486,043 and $475,000, respectively, in unpaid compensation. There is no other compensation due to our executives and directors including any salaries, management fees, consulting fees or business related reimbursements.

Director Compensation

The directors of the Company have not received any compensation paid, distributed nor accrued from the Company for the last two fiscal years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of Integral’s voting stock beneficially owned as of September 25, 2024 by (i) those persons known by Integral to be owners of more than 5% of Integral’s common stock, (ii) each director of Integral, (iii) all Named Executive Officers (as defined in Item 11), and (iv) all executive officers and directors of Integral as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Voting Power (1)

Directors and Executive Officers:
Common Stock	Doug Bathauer (2)(3)	243,823	*
Common Stock	James Eagan (2)(3)	1,556,250	*
Common Stock	All executive officers and directors as a group (2 persons)	1,800,073	*
Common Stock	SBI Investments LLC, 2014-1 (4)	24,367,404	9.99%

*   Less than 1%

(1) Represents voting power. Applicable percentages are based on 246,135,391 shares of common stock , beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. It does not include options held by our management, which are subject to performance standards. Unless otherwise indicated in the footnotes to this table, Integral believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned by them.

(2) A director.

(3) An executive officer of the Company or its wholly-owned subsidiary.

(4) Mr. Jonathan Juchno is the managing partner of the reporting person. Address is: 1111 Brickell Avenue, Suite 2920, Miami, FL 33131. The beneficial ownership of the reporting person is limited to 9.99% of the Company’s outstanding securities as a result of conversion and/or exercise blockers in its notes and warrants.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Board of Directors is comprised of two members, Doug Bathauer and James Eagan, and both also serve as executive officers of the Company (or its subsidiary).

Oasis and SBI Debt Issuances

The following is a description of debt issuances to current or former related parties (5% or more beneficial owners).

In 2017, the Company issued convertible promissory notes (collectively, the “Convertible Notes”) to SBI Investments, LLC 2014-1 (“SBI”) and Oasis Capital LLC (“Oasis”) in 2017. The total amount of the principal balance, penalties, and accrued interest due under the Convertible Notes as of June 30, 2023, was $3,135,509 and $2,764,516 for SBI and Oasis, respectively. Since 2017, approximately 13,000,000 shares and 16,000,000 shares were issued upon conversions by SBI and Oasis, respectively.

As of June 30, 2023: (i) the interest rate on the Convertible Notes was 8% because of defaults, (ii) the Convertible Notes had accrued penalties as a result of the defaults in the amount of $618,330 for SBI and $656,233 for Oasis, (iii) the Convertible Notes had variable conversion prices equal to 65% to 67.5% multiplied by the Market Price (defined by the lowest two trading prices for the Company’s common stock during the 21 trading day period prior to the conversion date), and (iv) all conversion prices were reduced by 5% (60% and 62.5%). See below for a discussion of the assignment of the Convertible Notes held by Oasis to SBI below (the “Oasis Convertible Notes”).

Since October 2020, SBI and Oasis have lent the Company a total of $204,500. The secured promissory notes: (i) were not convertible, (ii) were each due 10 months from the issuance dates, and (iii) pay 8% interest per annum on the maturity date.  The issuance dates of the notes are as follows:

●	October 27, 2020 – two $25,000 notes;
●	August 23, 2021 – two $20,000 notes;
●	March 4, 2022 – two $30,000 notes;
●	December 12, 2022 – a $23,000 note (invested only by SBI);
●	May 30, 2023 – a $31,500 note (invested only by Oasis); and
●	October 23, 2023 – a $35,000 note (invested only by SBI).

Effective June 30, 2023, Oasis assigned all of its rights under the Oasis Convertible Notes to SBI. Thereafter, the Company and SBI agreed to exchange all of the Convertible Notes and Promissory Notes held by SBI (including the Oasis Convertible Notes) for a $3,000,000 non-convertible demand promissory note (“Demand Note”) which is due on the earlier of (i) July 8, 2024, and (ii) five days from the date SBI demands repayment. As of the filing date of this report, this Demand Note is the only outstanding note held by SBI and Oasis holds no debt instruments issued by the Company.

Pivotal Agreements

On September 9, 2019, the Company entered into a Technology Asset Purchase Agreement (the “Agreement”) with Pivotal Battery Corp. (“Pivotal”), a Delaware corporation, completing the sale of our bipolar plate technology, including U.S. Patent Applications Nos. 14/822,315 (Bipolar Plate and Method of Making and Using Same) and 16/236,533 (Method of Making Bipolar Plate), which includes our entire right, title, and interest in such Patent Applications and the rights to the related Pending Patents. The sale included, but was not limited to, all of the Company’s trade secrets, know-how, confidential or proprietary information, shop rights, technical data, technology licenses, concepts, drawings, schematics, prototypes, improvements, enhancements, upgrades, materials, works of authorship, derivatives, and derivative works related to the patent applications and pending patents for the bipolar plate. The total purchase price for the technology was $2,000,000, with the initial payment of $200,000 and the balance of $1,800,000 paid through a convertible secured promissory note (the “Pivotal Note”) due over a two-year period at an interest rate of 7% per annum. The Company was also to receive 1,500,000 shares of Pivotal’s common stock. Those shares were never issued to the Company. The outstanding principal amount of the Note was to be payable as follows: (i) $125,000 by or before December 31, 2019; (ii) $175,000 by or before March 31, 2020;

●	(iii) $225,000 by or before June 30, 2020;
●	(iv) $225,000 by or before September 30, 2020;
●	(v) $250,000 by or before December 31, 2020;
●	(vi) $250,000 by or before March 31, 2021;
●	(vii) $275,000 by or before June 30, 2021; and
●	(viii) $275,000 by or before September 30, 2021, and all accrued and unpaid interest.

James Eagan, the Company’s Chairman of the Board, was Pivotal’s Chairman of the Board at the time of execution of the Agreement and remains the Chairman as of the filing of this Form 10-K. Mr. Eagan was also engaged by Pivotal to serve as a consultant in September 2019.

Up until the 2022 amendment of the Pivotal Note (discussed below), Pivotal was in default under the Pivotal Note for, amongst other defaults, failure to timely make repayments. Since entry into the Agreement, Pivotal made payments totaling $422,800 to the Company. During this time, the Company made payments to Mr. Eagan of $314,705 towards his compensation payable. Additionally, Mr. Eagan has made loans to Pivotal in the amount of $141,000 of which approximately $120,000 of principal and no interest has been repaid.

Effective June 30, 2022, the Company and Pivotal amended the Agreement and the Pivotal Note to provide for the following:

1.	During the development phase of the bipolar plate, the payments under the Pivotal Note would be $15,000 on December 31, 2022 (paid), and $25,000 every six months thereafter (June 30, 2023 was paid)
2.

Upon commercialization of the biplate ($500,000 in revenue in any fiscal quarter or $1,000,000 in any year), Pivotal would pay $250,000 per year, payable in $125,000 increments due on June 30th and December 31st until paid in full.

3.	Except as described below, the amounts due under the Pivotal Note would be required to be paid no later than December 31, 2027.
4.	If there is a change of control of the Company (50% or more), then all payments under the Pivotal Note would be deferred until December 31, 2027.

In September 2023, one of our Series B Stockholders executed an agreement transferring its ownership in 40 Series B Shares to Pivotal. Thereafter, the Company and Pivotal entered into a Termination and Release Agreement agreeing to the following:

1.	Pivotal agreed to relinquish its rights to the 40 Series B Shares and transferred the shares to the Company;

2.

The Company agreed to release Pivotal of its obligations under the Agreement, including the $2 million payment due to the Company from Pivotal and the issuance of the 1,500,000 shares of Pivotal to the Company that were never issued by Pivotal;

3.

Pivotal agreed to issue 2,000,000 shares of its common stock (on a pro-rata basis) to all Company shareholders owning at least 12,500 shares of the Company’s common stock. The 2,000,000 Pivotal shares of common stock are to be held in trust (no later than September 15, 2024) for the benefit of those shareholders of record entitled to the shares. The shares shall be distributed to the shareholders of record no later than December 31, 2027; and

4.	Pivotal and the Company agreed to mutual general releases.

The Company is not aware of the value of the Pivotal shares and can provide no assurances that Pivotal will be able to get the shares issued to Company shareholders in accordance with the federal and state securities laws.

Please refer to Exhibits 10.13 and 10.14 for further information on the amendment to the Agreement and the Pivotal Note.

The Company also issued a convertible promissory note with JMJ Financial. A total of $200,000 was received. The convertible note became due on May 15, 2018. $74,000 remains due under this convertible promissory note. Approximately 11,300,000 shares were issued upon conversions by JMJ Financial.

Item 14. Principal Accountant Fees and Services.

Because the Board does not have a separate audit committee, the Board approves pre-approves all audit and permissible non-audit services on a case-by-case basis. The following table sets forth the aggregate fees paid for or accrued by the Company for audit and other services provided by Dale Matheson Carr-Hilton LaBonte LLP for the fiscal years ended 2023 and 2022:

	2023 ($)	2022 ($)
Audit Fees (1)	10,000	23,000
Audit Related Fees
Tax Fees
All Other Fees
Total	10,000	23,000

(1)

Audit fees – these fees relate to the annual audits and quarterly reviews of our financial statements as well as services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

	Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date		Number	Herewith
3.1	Articles of Incorporation	10-12G	7/24/23		3.1
3.1(a)	Certificate of Designation of the Rights, Preferences and Privileges of Series B Convertible Preferred Stock	8-K	12/4/18		3.1
3.1(b)	Certificate of Amendment – Increase Authorized Capital					Filed
3.2	Bylaws, as amended and restated on December 31, 1997	10-QSB	3/31/06		3.04
10.1	Technology Asset Purchase Agreement dated September 9, 2019	8-K	9/11/19		10.1
10.2	Amendment No. 1 To Technology Asset Purchase Agreement	10-12G	7/24/23		10.2
10.3	Form of Promissory Note and Security Agreement – SBI and Oasis	10-12G	7/24/23		10.3
10.4	Form of Convertible Promissory Note dated May 12, 2017 – SBI	10-12G	7/24/23		10.4
10.5	Form of Convertible Promissory Note dated May 16, 2017 – Oasis	8-K	6/8/17		10.2
10.6	Form of Equity Purchase Agreement dated May 19, 2017 – Oasis	8-K	6/8/17		10.1
10.7	Promissory Note dated February 21, 2019	10-12G	7/24/23		10.7
10.8	Convertible Promissory Note – JMJ Financial	10-12G	7/24/23		10.8
10.9	Convertible note modification – SBI	10-12G	7/24/23		10.9
10.10	Convertible note modification – Oasis	10-12G	7/24/23		10.10
10.11	Professional Services Agreement - Ascentaur, as Amended	10-12G	7/24/23		10.11
10.12	Extension to Professional Services Agreement - Ascentaur					Filed
10.13	Termination Agreement and Release – Pivotal					Filed
10.14	Assignment Agreement and Release – Pivotal and Series B Holder					Filed
21.1	List of Subsidiaries	10-12G	7/24/23		21.1
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Furnished
31.2	Certification of the Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Furnished
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					Furnished

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Copies of this Form 10-K (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at Integral Technologies, Inc., 2605 Eastside Park Road, Suite 1 Evansville, IN 47715.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integral Technologies, Inc.

Dated:	September 25, 2024	By:	/s/ Douglas Bathauer
Douglas Bathauer, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	September 25, 2024	By:	/s/ Douglas Bathauer
Douglas Bathauer, Director

Dated:	September 25, 2024	By:	/s/ James Eagan
James Eagan, Director