Form 10-K/A
period 2023-06-30
INTEGRAL TECHNOLOGIES INC
filed 2024-10-28
CIK 1018281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The number of shares outstanding of the registrant’s classes of common stock as of October 25, 2024 was 246,135,391.

EXPLANATARY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) to amend the Annual Report on Form 10-K for the fiscal year ended June 30, 2023, (Commission File Number 000-28353) (the “2023 Annual Report”), as filed by the registrant with the Securities and Exchange Commission (the “SEC”) on September 26, 2024. This Amendment No. 1 on Form 10-K/A is being filed solely for the purpose of deleting a redundant paragraph in the Report of Independent Registered Public Accounting Firm, which was inadvertently included in the initial filing. As a consequence, the Consent of Independent Registered Accounting Firm has also been updated to reference the 10K/A Amendment No. 1 and is filed as exhibit 23.2 attached hereto. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment. Except as otherwise expressly noted herein there have been no changes in any of the financial or other disclosure information contained in the 2023 Annual Report. This Amendment does not reflect events occurring after the filing of the original report (i.e., those events occurring after September 24, 2024) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2023 Annual Report and the registrant’s other filings with the SEC.

Part II

Item 8. Financial Statements

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are filed with this Amendment

23.2	Consent of Dale Matheson Carr-Holton Labonte LLP, Independent Registered Public Accounting Firm.

31.3	Certification of the Principle Executive Officer and Principle Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENCE HOLDING COMPANY By: /s/ Doug Bathauer Doug Bathauer Chief Executive Officer and Chief Financial Officer

October 25, 2024

6