Form 10-Q
period 2023-09-30
INTEGRAL TECHNOLOGIES INC
filed 2025-02-19
CIK 1018281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 000-28353

Integral Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0163519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3605 Eastside Park Road, Suite 1, Evansville, IL	47715
(Address of principal executive offices)	(Zip Code)

(812) 812-2037

(Registrant’s telephone number, including area code)

not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	not applicable	not applicable

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 246,135,391 shares of common stock are issued and outstanding as of February 18, 2024.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “we,” “our,” “us,” and similar terms refer to Integral Technologies, Inc., a Nevada corporation.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Integral Technologies, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2023 (Unaudited)	June 30, 2023
ASSETS

Current assets:
Cash	$7,306	$22,124
Total assets	$7,306	$22,124

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,528,904	$1,514,240
Related party payable	996,043	961,043
Dividend payable	1,824	38,305
Notes payable and accrued interest	3,891,421	1,042,523
Mandatorily redeemable preferred stock, at redemption value	5,000	105,000
Deferred revenue	-	455
Convertible debentures	74,000	6,216,793
Total liabilities	6,497,192	9,878,359

Stockholders’ deficit:
Common stock and paid in capital in excess of $0.001 par value, 1,000,000,000 shares authorized, 246,135,391 issued and outstanding as of September 30, 2023 and June 30, 2023	61,457,574	61,457,574
Preferred stock and paid-in capital in excess of $0.001 par value, 20,000,000 shares authorized, 2 and 42 issued and outstanding as of September 30, 2023 and June 30, 2023	-	-
Share subscriptions and obligations to issue shares	61,250	61,250
Accumulated deficit	(68,008,710)	(71,375,059)
Total stockholders’ deficit	(6,489,886)	(9,856,235)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$7,306	22,124

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30, 2023	Three months ended September 30, 2022

Revenue	$6,655	$5,700

Operating expenses:
Selling, general, and administrative expenses	68,382	82,736
Total operating expense	(68,382)	(82,736)
Loss from operations	(61,727)	(77,036)

Other income (expense):
Gain on troubled debt restructure	3,371,441	-
Gain on extinguishment of preferred share obligations	136,481	-
Interest expense	(79,846)	(322,031)
Total other income (expense)	3,428,076	(322,031)
Income (loss) before income taxes	3,366,349	(399,067)
Provision for income tax:	-	-
Net income (loss)	$3,366,349	$(399,067)
Net Income (Loss) per share – basic and diluted	$0.01	$(0.00)
Weighted average number of common shares outstanding	246,135,391	246,135,391

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholder’s Deficit

Three months ended September 30, 2023 and 2022

(Unaudited)

	Number of Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Number of Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Shares Subscriptions and Obligations to Issue Shares	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balance June 30, 2022	246,135,391	$61,457,574	42	$-	$61,250	$-	$(69,740,811)	$(8,221,987)

Net loss for the period	-	-	-	-	-	-	(399,067)	(399,067)
Balance September 30, 2022	246,135,391	$61,457,574	42	$-	$61,250	$-	$(70,139,878)	$(8,621,054)

Balance June 30, 2023	246,135,391	$61,457,574	42	$-	$61,250	$-	$(71,375,059)	$(9,856,235)

Extinguishment of preferred share obligations	-	-	(40)	-	-	-	-	-
Net income for the period	-	-	-	-	-	-	3,366,349	3,366,349
Balance September 30, 2023	246,135,391	$61,457,574	2	$-	$61,250	$-	$(68,008,710)	$(6,489,886)

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.,

Condensed Consolidated Statements of Cash Flows

Three months ended September 30, 2023 and 2022

(Unaudited)

	Three months ended September 30, 2023	Three months ended September 30, 2022
Cash flows from operating activities:
Net income (loss)	$3,366,349	$(399,067)
Items not involving cash
Deferred revenues	(455)	-
Interest on convertible debentures	-	298,997
Interest on debt	79,846	23,034
Gain on troubled debt restructuring (Note 9 and 10)	(3,371,441)	-
Gain on extinguishment of preferred shares (Note 4)	(136,481)	-
Changes in working capital:
Accounts Receivable	-	-
Accounts payable and accrued liabilities	14,664	36,000
Related party payable	35,000	37,500

Net cash used in operating activities	(12,518)	(3,536)

Cash flows from financing activities:
Repayment of loans	(2,300)	(4,600)
Net cash used in financing activities	(2,300)	(4,600)

Increase (decrease) in cash	(14,818)	(8,136)
Cash, beginning of period	22,124	31,983
Cash, end of period	$7,306	$23,847

Supplemental cash flow information:
Interest paid	$-	$-

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Three Months Ended September 30, 2023 and 2022
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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending June 30, 2024 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 filed with the Securities and Exchange Commission on September 26, 2024.

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The Company has no active subsidiaries.

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

Basic and diluted net earnings (loss) per share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. There were no common stock equivalents outstanding for the three months ended September 30, 2023.

Revenue recognition

The Company has not generated significant revenue since inception. Although the Company has begun to receive revenue from the sale of material for commercial applications, the Company is devoting substantially all its efforts to developing the business.

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Three Months Ended September 30, 2023 and 2022
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition (continued)

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

The Company’s license agreements can provide for upfront license fees, maintenance payments, and/or substantive milestone payments. In accordance with revenue recognition guidance, the Company identifies all of the deliverables at inception of the agreement. License fees, which are non-refundable fees will be evaluated for standalone value to the licensor and may be recognized upon delivery pursuant to terms of the agreement. Upfront non-refundable fees associated with license and development agreements where the Company has continuing involvement that do not meet the requirement of a separate deliverable are recorded as deferred revenue and recognized over the estimated service period. The Company may also enter into agreements to provide engineering services. The Company recognizes revenue from engineering services as the service has been performed and amounts are reasonably assured of collection.

The Company recognizes revenues from royalties when they become due.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $nil for the three months ended September 30, 2023, and 2022, respectively.

Research and development

The Company expenses all research and development related expenditures as incurred.

Financial instruments

The Company’s balance sheet includes financial instruments, specifically cash, accounts payable and accrued expenses, related party payable, dividend payable, mandatorily redeemable preferred stock and loans payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Three Months Ended September 30, 2023 and 2022
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value measurements (continued)

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning July 1, 2023, and early adoption is permitted. The Company adopted this standard on July 1, 2023 and there was no effect on the adoption.

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. The diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective July 1, 2024, for the Company and the provisions of this update can be adopted using either the modified retrospective method or a fully retrospective method. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year.

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Three Months Ended September 30, 2023 and 2022
(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements

NOTE 3 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net income (loss) of $3,366,349 for the three months ended September 30, 2023 (2022 – ($399,067)), and an accumulated deficit of $68,008,710 ( June 30, 2023 - $71,375,059) and a working capital deficiency of $6,489,886 as at September 30, 2023 ( June 30, 2023 - $9,856,235). The Company does not have sufficient revenue-producing activities to fund its expenditure requirements to continue to advance researching, developing and commercializing its conductive plastics technology, ElectriPlast. The Company estimates that it does not have sufficient funding to continue operating activities; however, the Company has been able to raise funding on an as needed basis to continue to function. The lack of cash flow raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report.

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

NOTE 4 – TERMINATION AGREEMENT AND RETURN OF PREFERRED SHARES

On September 9, 2019, the Company entered into a technology and asset purchase agreement (the “Asset Purchase Agreement”) with Pivotal Battery Corp. (“Pivotal”), a company with management in common. On June 30, 2022, the Company amended the Asset purchase Agreement to terminate the promissory note agreement and amend the terms.

The Company determined that due to uncertainty of collection, any payments received under the agreement are recognized on date of receipt. Total revenues recognized pursuant to the Asset Purchase Agreement with Pivotal for the three months ended September 30, 2023 was $6,655 (2022 – $5,700).

On September 15, 2023, Pivotal and the Company entered into a termination agreement; whereby the Company will forgive and mutually release Pivotal from any and all obligations under the Asset Purchase Agreement, in exchange for terminating its 40 preferred shares of the Company and releasing the Company from any and all shareholder obligations and accrued dividends. Further, Pivotal will be issuing 2,000,000 of its shares on a pro-rata basis to Integral shareholders on record. As a result, the Company reduced dividends payable by $36,481 and the mandatorily redeemable preferred stock liability by $100,000 during the three months ended September 30, 2023 and recognized a gain on extinguishment of preferred share obligations of $136,481.

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Three Months Ended September 30, 2023 and 2022
(Unaudited)

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common stock

During the three months ended September 30, 2023 and 2022, there were no common share transactions.

On September 19, 2023, the Company increased the number of authorized shares of Common Stock to 1,000,000,000 at $0.001 par value.

Series B Preferred stock

On December 10, 2018, the Company issued 40 Series B Preferred Stock (the “Preferred Shares”) at a price of $2,250, for total proceeds of $90,000.

On January 14, 2019, the Company issued 2 Series B Preferred Shares at a price of $2,250, for total proceeds of $4,500.

Each Preferred Share carries an annual 12% dividend compounded annually for three (3) consecutive years. The Company will pay dividends on a quarterly basis at the discretion of the Board to the extent cash or other assets are available. Dividends may be paid in cash or other property. The Shares have no voting rights.

The Shares were convertible into shares of common stock of the Company at the option of the holder on a 1:12,500 basis (subject to adjustments for stock dividends, splits, combinations and similar events) at any time within 12 to 36 months from the date of issuance of the Shares provided that the Company has enough authorized and unissued shares of common stock available for the conversion. Any accrued but unpaid interest or dividends related to the Shares may also be converted into common stock at the discretion of the Board of Directors.

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

The mandatorily redeemable preferred stock liability (“MRPSL”) of $105,000 has been recognized at the issuance date. On September 15, 2023, pursuant to a termination agreement with the investor (See Note 4), the investor returned to the Company, 40 preferred shares, which were cancelled. As a result, the Company has reduced the MRPSL by $100,000 and reduced its dividends payable by $36,481. As of September 30, 2023, redeemable preferred stock dividends payable was $1,824 ( June 30, 2023 - $38,305) and MRPSL was $5,000 ( June 30, 2023 - $105,000).

Series C Preferred Stock

On September 18, 2023, the Company issued 1 Series C Preferred Stock at $0.001 par value. On September 19, 2023, following the increase in the authorized common shares, the 1 Series C Preferred Stock was automatically cancelled for no consideration.

The Series C Preferred Stock held voting power equal to 51% of the total number of votes on all of its stock issued and outstanding and held the voting rights to vote solely on the increase to the authorized number of shares of common stock. The Series C Preferred shares were not convertible, were not entitled to participate in distribution of assets or rights on dissolution or wind-up and were not entitled to dividends or distributions.

Stock options, warrants and restricted shares

The Company has no options, warrants or restricted shares issued and outstanding as of September 30, 2023 and June 30, 2023.

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Three Months Ended September 30, 2023 and 2022
(Unaudited)

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

(c)

On February 21, 2019, the Company entered into a promissory note for total proceeds of $80,000. The promissory note bears interest at 2% per month and matures on November 21, 2019. As additional consideration to the holder, the Company must also issue 1,000,000 common shares within 180 days of the promissory note. As at September 30, 2023 and June 30. 2023, these shares have not been issued and the due date fair value of $20,000 has been recognized within obligation to issue shares within equity.

NOTE 6 -RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

Fair value

The loans payable balance approximates fair value due its short-term nature.

Credit risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The Company’s financial asset that is exposed to credit risk consists of cash, which is placed with US financial institutions, and trust account with the Company’s legal council.

Concentration of credit risk exists with respect to the Company’s cash, as certain amounts are held at US and financial institutions.

All U.S. institution amounts are covered by FDIC insurance as of September 30, 2023. Management deems any related risk to be minimal.

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

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Three Months Ended September 30, 2023 and 2022
(Unaudited)

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

The Company requires significant additional funding to meet its operational costs in fiscal year 2024 and 2025.

Financing transactions may include the issuance of equity securities, obtaining additional credit facilities, licensing proprietary technology or other financing mechanisms. However, the Company’s shares are not currently trading which has made it more difficult to obtain equity financing.

NOTE 7 - RELATED PARTY TRANSACTIONS

As of September 30, 2023, $996,043 ( June 30, 2023 - $961,043) was owed to the Company's executives for outstanding managements fees, consulting fees and business-related reimbursements and are without interest or stated terms of repayment.

During the three months ended September 30, 2023, the Company accrued salaries of $37,500 (2022 - $37,500) to the Company’s executives, recognized within related party payable.

On September 9, 2019, the Company entered into a technology and asset purchase agreement with a Company with management in common, refer to Note 4 for details. During the three months ended September 30, 2023, the Company received payments of $6,655 (2022 - $5,700) for license fees as part of the Asset Purchase Agreement.

NOTE 8 - SEGMENT INFORMATION

The Company operates primarily in one business segment, the development of electronically-conductive resin-based materials, with operations located in the US.

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Three Months Ended September 30, 2023 and 2022
(Unaudited)

NOTE 9 - CONVERTIBLE DEBENTURES

On July 1, 2023, all of the issued and outstanding Convertible debt of $6,142,793 together with $228,648 in promissory notes (the “Old Debt”) were exchanged for a new $3,000,000, 8% interest promissory note (“New Promissory Note”), due by July 8, 2024. As the lender did not receive any consideration for the reduction of the debt, the transaction is treated as a troubled debt restructure under ASC 470-60. The note is due on demand in the event of default. During the three months ended September 30, 2023, a gain on troubled debt restructure of $3,371,441 was recognized on the exchange of the Old Debt for the New Promissory Note.

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

On June 30, 2023, SBI acquired all of the issued and outstanding convertible debt of L2 Capital, reflected above and on July 1, 2023, exchanged all of the convertible debt for an 8% interest promissory note described above.

JMJ Financial

On November 16, 2017, the Company entered into a debt agreement with JMJ Financial. A total of $200,000 was received. The convertible debenture became due on May 15, 2018. As of September 30, 2023, and June 30, 2023, $74,000 remains due.

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

A reconciliation of the Company’s convertible debenture is as follows:

Balance, June 30, 2023	$6,216,793
Conversion of SBI to promissory note	(6,142,793)
Balance, September 30, 2023	$74,000

On March 25, 2021, the Company’s common shares were suspended from trading. As a result, the Company is not able to satisfy the conversion rights under the convertible debt agreements, the fair values of all derivative liabilities have been measured at $nil as at September 30, 2023 and June 30, 2023.

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Three Months Ended September 30, 2023 and 2022
(Unaudited)

NOTE 10 – NOTES PAYABLE

As of September 30, 2023, the Company had the following loan agreements outstanding, summarized as follows:

Original debt	Accrued interest as of September 30, 2023	Cumulative total balance settled through cash	Balance due as of September 30, 2023	Interest rate	Inception	Original due date
$	$	$	$
352,400	211,585	(20,000)	543,985	10%	August 2017	May 2017*
80,000	111,700	(82,100)	109,600	$2,300 per month until repaid	November 2019	August 2020*
90,000	88,000	-	178,000	$2,000 per month until repaid	November 2019	August 2020*
3,000,000	59,836	-	3,059,836	8%	July 1, 2023	July 8, 2024**
3,522,400	471,121	(102,100)	3,891,421

* As of September 30, 2024, these loans were in default and are due on demand.

** on July 8, 2024, this note became in default and became due on demand.

*** This interest relates to the multiple notes that were replaced by the $3,000,000 promissory note on July 1, 2023.

As of June 30, 2023, the Company had the following loan agreements outstanding, summarized as follows:

Original debt	Interest expense for the year ended June 30, 2023	Accrued interest as of June 30 30, 2023	Cumulative total balance settled through cash	Balance due as of June 30, 2023	Interest rate	Inception	Original due date
$	$	$	$	$
352,400	33,240	203,275	(20,000)	535,675	10%	August 2017	May 2017
80,000	27,600	104,800	(79,800)	105,000	$2,300 per month until repaid	November 2019	August 2020
90,000	19,200	83,200	-	173,200	$2,000 per month until repaid	November 2019	August 2020
204,500	13,222	24,148	-	228,648	8%	Multiple	Multiple****
726,523	93,262	415,423	(99,800)	1,042,523

****The Company has entered into multiple promissory notes with one lender on an as needed basis. Each note bears interest at 8% and are due 10 months after issuance. As of June 30, 2023, the notes are all in default and due on demand.

NOTE 11 - SUBSEQUENT EVENTS

The Company entered into promissory notes for an additional funding. Each note bears interest at 8% and is due 10 months after issuance. The proceeds of these promissory notes shall be strictly used pursuant to costs associated with getting its filings current and resumption of trading. The promissory notes also create a lien on and grants a first priority security interest in all of the Company’s assets. The dates and amounts of each promissory note are as follows:

October 23, 2023	$35,000
August 8, 2024	$10,000
October 18, 2024	$35,000
February 13, 2025	$50,000

See Note 10 for loan defaults.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated interim financial statements (the “financial statements”), and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. The following discussion and analysis compares our consolidated results of operations for the three months ended September 30, 2023 (the “2023 Quarter”) with those for the three months ended September 30, 2022 (the “2022 Quarter”). All dollar amounts and percentages presented herein have been rounded to approximate values.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements”. These statements include, among other things, statements regarding our anticipation of ramping up our search for target or partner, as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially and adversely from those reflected in the forward-looking statements. These risks include the inability of our consultant or management to locate an acquisition target and even if successful that management will be able to negotiate any such transaction on favorable terms and the lack of funding to continue meeting our SEC filing obligations as well as other ongoing costs. No assurance can be given that the actual results will be consistent with the forward-looking statements. Investors should read carefully the factors described in the “Risk Factors” section of the Company’s filings with the SEC, including the Company’s Form 10-K for the year ended June 30, 2023 for information regarding risk factors that could affect the Company’s results. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Although we have been in discussions with potential partners or targets, we have not entered into any definitive agreements. The evaluation and selection of a business opportunity is a complex and uncertain process, and we have not yet identified a target operating business for acquisition. Business opportunities that we believe are in the best interests of the Company and its shareholders may be scarce, or we may be unable to attract the businesses we identify as viable for our objectives, including due to competitive forces in the marketplace beyond our control. During January 2021, the Company engaged Ascentaur, LLC, a business consulting firm to assist in identifying prospective partners to enhance the Company’s future business opportunities. The Company has not paid a retainer related to the engagement. The Company was focused on becoming a reporting company under the Securities Exchange Act of 1934 (the “Exchange Act”).  Now that the Company is subject to the reporting requirements of the U.S. Securities and Exchange Commission (the “SEC”), it anticipates ramping up its search for a qualified acquisition partner seeking to merge with a SEC reporting company. There is no assurance that we will be able to locate compatible business opportunities for the Company.

Going concern

We have experienced losses from operations since inception and have never generated positive cash flow. The success of our business plan during the next 12 months and beyond will be contingent upon obtaining sufficient financing to cover our operating costs and growth initiatives. This is because we do not anticipate generating material revenue from operations in the short term nor being able to raise capital (prior to consummating a business combination). As of the filing date of this report, the Company had approximately $4,000,000 of outstanding debt, including accrued interest, penalties and other fees due under the notes and convertible debentures. The reports from our independent registered public accounting firm for the fiscal year ended June 30, 2023, and prior years include an explanatory paragraph stating the Company has recurring net losses from operations, negative operating cash flows, does not yet generate revenue from operations and will need additional working capital for ongoing operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to obtain sufficient funding and/or generate material revenue to fund our operations and business plan, our business, prospects, financial condition and results of operations will be materially and adversely affected, we may be unable to continue as a going concern in which case you in turn would lose your investment.

Results of Operations

During the three months ended September 30, 2023, the Company’s net income of $3,366,349 increased by $3,756,416 compared to a net loss of $399,067 for the three months ended September 30, 2022 primarily as a result of the following:

●	Selling, general and administrative expenses decreased by $14,354 due to the Company limiting all spending to focus on catching up its financial statement filing obligations;

●	Interest expense decreased by $242,185 primarily due to a $3,371,441 reduction in the carrying value of convertible debt and promissory notes;

●	During the three months ended September 30, 2023, the Company recognized a gain on troubled debt restructure of $3,371,441 and gain on extinguishment of preferred share obligations of $136,481;

o

The gain on extinguishment of debt arose due to SBI exchanging its convertible debt with a balance of $6,142,793 together with existing promissory notes totaling $228,648 for a new $3,000,000, 8% interest promissory note.

o

On September 15, 2023, the Company cancelled and returned to treasury, 40 preferred shares resulting in a gain on extinguishment of preferred share redemption value liability of $100,000 and dividend payable liability of $36,481.

Liquidity and Capital Resources

We are out of cash, and for the past two years we have been relying on loans from our current lenders. We currently have approximately $4.0 million in outstanding debt including accrued interest. Management has expressed substantial doubt about our ability to continue as a going concern during the three months ended September 30, 2023, unless we can raise the required capital or generate material revenue to fund our operations. We do not believe that we will be able to raise any capital until such time as we are able to execute on a new business plan.

Net Cash used in Operating Activities:

During the three months ended September 30, 2023, net cash used in operating activities was $12,518 as compared to $3,536 for the three months ended September 30, 2022 due to fluctuations in the timing of professional and filing fees incurred.

Cash Used in Investing Activities:

During the three months ended September 30, 2023 and 2022, there were no investing activities.

Cash Flows from Financing Activities:

During the three months ended September 30, 2023, net cash used in financing activities was $2,300 as compared to $4,600 for the three months ended September 30, 2022, attributable to debt repayments.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. For the three months ended September 30, 2023, there were no accounting estimates the Company considers critical.

We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our unaudited condensed consolidated financial statements for the three months ended September 30, 2023 and Note 2 to our audited consolidated financial statements appearing in our 2023 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. We are required to maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that the information relating to our company, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of material weaknesses in our internal control over financial reporting result from limited segregation of duties and limited multiple levels of review in the financial close process, along with a lack of well-established policies and procedures to identify, approve, and report related party transactions.

We will continue to monitor our internal control over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. We do not, however, expect that the material weaknesses in our disclosure controls will be remediated until such time as we have added additional personnel, including additional accounting and administrative staff, allowing improved internal control over financial reporting.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits.

No.	Exhibit Description	Form	Date Filed	Number	Herewith
3.1	Articles of Incorporation	10-12G	7/24/23	3.1
3.1(a)	Certificate of Designation of the Rights, Preferences and Privileges of Series B Convertible Preferred Stock	8-K	12/4/18	3.1
3.1(b)	Certificate of Amendment – Increase Authorized Capital	10-K	9/26/24	3.1(B)
3.2	Bylaws, as amended and restated on December 31, 1997	10-QSB	3/31/06	3.04
10.1	Extension to Professional Services Agreement - Ascentaur	10-K	9/26/24	10.12
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer				Filed
32.1	Section 1350 Certification				Furnished**
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Exhibits and/or Schedules have been omitted. The Company hereby agrees to furnish to the Staff of the Securities and Exchange Commission upon request any omitted information.

** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integral Technologies, Inc.

February 18, 2024	By:	/s/ Douglas Bathauer
Douglas Bathauer, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)