Form 10-Q
period 2023-12-31
INTEGRAL TECHNOLOGIES INC
filed 2025-02-19
CIK 1018281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 246,135,391 shares of common stock are issued and outstanding as of February 18, 2025.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “we,” “our,” “us,” and similar terms refer to Integral Technologies, Inc., a Nevada corporation.

Integral Technologies, Inc.
Condensed Consolidated Balance Sheets

ASSETS	December 31, 2023 (Unaudited)	June 30, 2023

Current assets:
Cash	$10,814	$22,124
Total assets	$10,814	$22,124

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,558,904	$1,514,240
Related party payable	1,033,543	961,043
Dividend payable	1,824	38,305
Notes payable and accrued interest	4,007,453	1,042,523
Mandatorily redeemable preferred stock, at redemption value	5,000	105,000
Deferred revenue	-	455
Convertible debentures	74,000	6,216,793
Total liabilities	6,680,724	9,878,359

Stockholders’ deficit:
Common stock and paid in capital in excess of $0.001 par value, 1,000,000,000 shares authorized, 246,135,391 issued and outstanding as of December 31, 2023 and June 30, 2023	61,457,574	61,457,574
Preferred stock and paid-in capital in excess of $0.001 par value, 20,000,000 shares authorized, 2 and 42 issued and outstanding as of December 31, 2023 and June 30, 2023	-	-
Share subscriptions and obligations to issue shares	61,250	61,250
Accumulated deficit	(68,188,734)	(71,375,059)
Total stockholders’ deficit	(6,669,910)	(9,856,235)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$10,814	$22,124

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended December 31, 2023	Three months ended December 31, 2022	Six months ended December 31, 2023	Six months ended December 31, 2022

Revenue	$400	$9,300	$7,055	$15,000

Operating expenses:
Selling, general, and administrative expenses	99,392	112,511	167,774	195,247
Total operating expense	(99,392)	(112,511)	(167,774)	(195,247)
Loss from operations	(98,992)	(103,211)	(160,719)	(180,247)

Other income (expense):
Gain on troubled debt restructure	-	-	3,371,441	-
Gain on extinguishment of preferred share obligations	-	-	136,481	-
Interest expense	(81,032)	(322,130)	(160,878)	(644,161)
Total other income (expense)	(81,032)	(322,130)	3,347,044	(644,161)
Income (loss) before income taxes	(180,024)	(425,341)	3,186,325	(824,408)
Provision for income tax	-	-	-	-
Net income (loss)	$(180,024)	$(425,341)	$3,186,325	$(824,408)
Net Income (Loss) per share – basic and diluted	$0.00	$(0.00)	$0.01	$(0.00)
Weighted average number of common shares outstanding	246,135,391	246,135,391	246,135,391	246,135,391

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.
Condensed Consolidated Statements of Changes in Stockholder’s Deficit
Three and Six months ended December 31, 2023 and 2022
(Unaudited)

	Number of Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Number of Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Shares Subscriptions and Obligations to Issue Shares	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balance June 30, 2022	246,135,391	$61,457,574	42	$-	$61,250	$-	$(69,740,811)	$(8,221,987)

Net loss for the period	-	-	-	-	-	-	(399,067)	(399,067)
Balance September 30, 2022	246,135,391	$61,457,574	42	$-	$61,250	$-	$(70,139,878)	$(8,621,054)
Net loss for the period	-	-	-	-	-	-	(425,341)	(425,341)
Balance December 31, 2022	246,135,391	$61,457,574	42	$-	$61,250	$-	$(70,565,219)	$(9,046,395)

Balance June 30, 2023	246,135,391	$61,457,574	42	$-	$61,250	$-	$(71,375,059)	$(9,856,235)

Extinguishment of preferred share obligations	-	-	(40)	-	-	-	-	-
Net income for the period	-	-	-	-	-	-	3,366,349	3,366,349
Balance September 30, 2023	246,135,391	$61,457,574	2	$-	$61,250	$-	$(68,008,710)	$(6,489,886)
Net loss for the period	-	-	-	-	-	-	(180,024)	(180,024)
Balance December 31, 2023	246,135,391	$61,457,574	2	$-	$61,250	$-	$(68,188,734)	$(6,669,910)

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.
Condensed Consolidated Statements of Cash Flows
Six months ended December 31, 2023 and 2022
(Unaudited)

	Six months ended December 31, 2023	Six months ended December 31, 2022
Cash flows from operating activities:
Net income (loss)	$3,186,325	$(824,408)
Items not involving cash
Deferred revenues	(455)	-
Interest on convertible debentures	-	597,995
Interest on debt	160,878	46,166
Gain on troubled debt restructuring (Note 9 and 10)	(3,371,441)	-
Gain on extinguishment of preferred shares (Note 4)	(136,481)	-
Changes in working capital:
Deferred revenue	-	425
Accounts payable and accrued liabilities	44,664	72,000
Related party payable	72,500	70,000

Net cash used in operating activities	(44,010)	(37,822)

Cash flows from financing activities:
Proceeds from loans	35,000	23,000
Repayment of loans	(2,300)	(6,900)
Net cash provided by financing activities	32,700	16,100

Increase (decrease) in cash	(11,310)	(21,722)
Cash, beginning of period	22,124	31,983
Cash, end of period	$10,814	$10,261

Supplemental cash flow information:
Interest paid	$-	$-

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2023 and 2022
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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the year ending June 30, 2024 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 filed with the Securities and Exchange Commission on September 26, 2024.

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

Basic and diluted net earnings (loss) per share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. There were no common stock equivalents outstanding for the three and six months ended December 31, 2023.

Revenue recognition

The Company has not generated significant revenue since inception. Although the Company has begun to receive revenue from the sale of material for commercial applications, the Company is devoting substantially all its efforts to developing the business.

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2023 and 2022
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

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $nil for the three and six months ended December 31, 2023, and 2022, respectively.

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
Three and Six Months Ended December 31, 2023 and 2022
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
Three and Six Months Ended December 31, 2023 and 2022
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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net income (loss) of $3,186,325 for the six months ended December 31, 2023 (2022 – ($824,408)), and an accumulated deficit of $68,188,734 ( June 30, 2023 – ($71,375,059)) and a working capital deficiency of $6,669,910 as at December 31, 2023 ( June 30, 2023 - $9,856,235). The Company does not have sufficient revenue-producing activities to fund its expenditure requirements to continue to advance researching, developing and commercializing its conductive plastics technology, ElectriPlast. The Company estimates that it does not have sufficient funding to continue operating activities; however, the Company has been able to raise funding on an as needed basis to continue to function. The lack of cash flow raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report.

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

The Company determined that due to uncertainty of collection, any payments received under the agreement are recognized on date of receipt. Total revenues recognized pursuant to the Asset Purchase Agreement with Pivotal for the six months ended December 31, 2023 was $7,055 (2022 – $15,000).

On September 15, 2023, Pivotal and the Company entered into a termination agreement; whereby the Company will forgive and mutually release Pivotal from any and all obligations under the Asset Purchase Agreement, in exchange for terminating its 40 preferred shares of the Company and releasing the Company from any and all shareholder obligations and accrued dividends. Further, Pivotal will be issuing 2,000,000 of its shares on a pro-rata basis to Integral shareholders on record. As a result, the Company reduced dividends payable by $36,481 and the mandatorily redeemable preferred stock liability by $100,000 during the six months ended December 31, 2023 and recognized a gain on extinguishment of preferred share obligations of $136,481.

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2023 and 2022
(Unaudited)

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common stock

During the six months ended December 31, 2023 and 2022, there were no common share transactions.

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

The mandatorily redeemable preferred stock liability (“MRPSL”) of $105,000 has been recognized at the issuance date. On September 15, 2023, pursuant to a termination agreement with the investor (See Note 4), the investor returned to the Company, 40 preferred shares, which were cancelled . As a result, the Company has reduced the MRPSL by $100,000 and reduced its dividends payable by $36,481. As of December 31, 2023, redeemable preferred stock dividends payable was $1,824 ( June 30, 2023 - $38,305) and MRPSL was $5,000 ( June 30, 2023 - $105,000).

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

Stock options, warrants and restricted shares

The Company has no options, warrants or restricted shares issued and outstanding as of December 31, 2023 and June 30, 2023.

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2023 and 2022
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

(c)

On February 21, 2019, the Company entered into a promissory note for total proceeds of $80,000. The promissory note bears interest at 2% per month and matures on November 21, 2019. As additional consideration to the holder, the Company must also issue 1,000,000 common shares within 180 days of the promissory note. As at December 31, 2023 and June 30, 2023, these shares have not been issued and the due date fair value of $20,000 has been recognized within obligation to issue shares within equity.

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

All U.S. institution amounts are covered by FDIC insurance as of December 31, 2023. Management deems any related risk to be minimal.

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
Three and Six Months Ended December 31, 2023 and 2022
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

NOTE 7 - RELATED PARTY TRANSACTIONS

As of December 31, 2023, $1,033,543 ( June 30, 2023 - $961,043) was owed to the Company's executives for outstanding managements fees, consulting fees and business-related reimbursements and are without interest or stated terms of repayment.

During the six months ended December 31, 2023, the Company accrued salaries of $75,000 (2022 - $75,000) to the Company’s executives, recognized within related party payable.

On September 9, 2019, the Company entered into a technology and asset purchase agreement with a Company with management in common, refer to Note 4 for details. During the three and six months ended December 31, 2023, the Company received payments of $400 and $7,055, respectfully (2022 - $9,300 and $15,000) for license fees as part of the Asset Purchase Agreement.

NOTE 8 - SEGMENT INFORMATION

The Company operates primarily in one business segment, the development of electronically-conductive resin-based materials, with operations located in the US.

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2023 and 2022
(Unaudited)

NOTE 9 - CONVERTIBLE DEBENTURES

On July 1, 2023, all of the issued and outstanding Convertible debt of $6,142,793 together with $228,648 in promissory notes (the “Old Debt”) were exchanged for a new $3,000,000, 8% interest promissory note (“New Promissory Note”), due by July 8, 2024 which is now in default. As the lender did not receive any consideration for the reduction of the debt, the transaction is treated as a troubled debt restructure under ASC 470-60. The note is due on demand in the event of default. During the six months ended December 31, 2023, a gain on troubled debt restructure of $3,371,441 was recognized on the exchange of the Old Debt for the New Promissory Note

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

JMJ Financial

On November 16, 2017, the Company entered into a debt agreement with JMJ Financial. A total of $200,000 was received. The convertible debenture became due on May 15, 2018. As of December 31, 2023, and June 30, 2023, $74,000 remains due.

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

A reconciliation of the Company’s convertible debenture is as follows:

Balance, June 30, 2023	$6,216,793
Conversion of SBI to promissory note	(6,142,793)
Balance, December 31, 2023	$74,000

On March 25, 2021, the Company’s common shares were suspended from trading. As a result, the Company is not able to satisfy the conversion rights under the convertible debt agreements, the fair values of all derivative liabilities have been measured at $nil as at December 31, 2023 and June 30, 2023.

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2023 and 2022
(Unaudited)

NOTE 10 – NOTES PAYABLE

As of December 31, 2023, the Company had the following loan agreements outstanding, summarized as follows:

Original debt	Accrued interest as of December 31, 2023	Cumulative Total balance settled through cash	Balance due as of December 31, 2023	Interest rate	Inception	Original due date
$	$	$	$
352,400	219,895	(20,000)	552,295	10%	August 2017	May 2017*
80,000	118,600	(82,100)	116,500	$2,300 per month until repaid	November 2019	August 2020*
90,000	92,800	-	182,800	$1,600 per month until repaid	November 2019	August 2020*
3,000,000	120,329	-	3,120,858	8%	July 1, 2023	July 8, 2024**
35,000	529	-	35,529	8%	October 23, 2023	August 23, 2024***
3,557,400	552,153	(102,100)	4,007,453

* As of December 31, 2023, these notes were in default and are due on demand.

** on July 8, 2024, this note became in default and became due on demand.

*** on August 23, 2024, this note was in default and became due on demand.

As of June 30, 2023, the Company had the following loan agreements outstanding, summarized as follows:

Original debt	Interest expense for the year ended June 30, 2023	Accrued interest as of June 30 30, 2023	Total balance settled through cash	Balance due as of June 30, 2023	Interest rate	Inception	Original due date
$	$	$	$	$
352,400	33,240	203,275	(20,000)	535,675	10%	August 2017	May 2017
80,000	27,600	104,800	(79,800)	105,000	$2,300 per month until repaid	November 2019	August 2020
90,000	19,200	83,200	-	173,200	$1,600 per month until repaid	November 2019	August 2020
204,500	13,222	24,148	-	228,648	8%	Multiple	Multiple****
726,900	93,262	415,423	(99,800)	1,042,523

****The Company has entered into multiple promissory notes with one lender on an as needed basis. Each note bears interest at 8% and are due 10 months after issuance. As of June 30, 2023, the notes are all in default and due on demand.

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Three and Six Months Ended December 31, 2023 and 2022
(Unaudited)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated interim financial statements (the “financial statements”), and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. The following discussion and analysis compares our consolidated results of operations for the three and six months ended December 31, 2023 (the “2023 Quarter”) with those for the three and six months ended December 31, 2022 (the “2022 Quarter”). All dollar amounts and percentages presented herein have been rounded to approximate values.

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

Results of Operations

During the six months ended December 31, 2023, the Company’s net income of $3,186,325 increased by $4,010,733 compared to a net loss of $824,408 for the six months ended December 31, 2022 primarily as a result of the following:

●	Selling, general and administrative expenses decreased by $27,472 due to the Company limiting all spending to focus on catching up its financial statement filing obligations;

●	Interest expense decreased by $483,283 due primarily to a $3,371,441 reduction in the carrying value of convertible debt and promissory notes;

●	During the six months ended December 31, 2023, the Company recognized a gain on troubled debt restructure $3,371,441 and gain on extinguishment of preferred share obligations of $136,481;

o

The gain on troubled debt restructure arose due to SBI exchanging its convertible debt with a balance of $6,142,793 together with existing promissory notes totaling $228,648 for a new $3,000,000, 8% interest promissory note.

o

On September 15, 2023, the Company cancelled and returned to treasury, 40 preferred shares resulting in a gain on extinguishment of preferred share redemption value liability of $100,000 and dividend payable liability of $36,481.

●	Revenues decreased by $7,945 due to the Company terminating its contract with Pivotal;

During the three months ended December 31, 2023, the Company’s net loss of $180,024 decreased by $245,317 compared to a net loss of $425,341 for the three months ended December 31, 2022 primarily as a result of the following:

●	Selling, general and administrative expenses decreased by $13,119 due to the Company limiting all spending to focus on catching up its financial statement filing obligations;

●	Interest expense decreased by $241,098 due primarily to a $3,371,441 reduction in the carrying value of convertible debt and promissory notes;

●	Revenues decreased by $8,900 due to the Company terminating its contract with Pivotal;

Liquidity and Capital Resources

We are out of cash, and for the past two years we have been relying on loans from our current lenders. We currently have approximately $4.0 million in outstanding debt including accrued interest. Management has expressed substantial doubt about our ability to continue as a going concern during the six months ended December 31, 2023, unless we can raise the required capital or generate material revenue to fund our operations. We do not believe that we will be able to raise any capital until such time as we are able to execute on a new business plan.

Net Cash used in Operating Activities:

During the six months ended December 31, 2023, net cash used in operating activities was $44,010 as compared to $37,822 for the six months ended December 31, 2022 due to fluctuations in the timing of professional and filing fees incurred.

Cash Used in Investing Activities:

During the six months ended December 31, 2023 and 2022, there were no investing activities.

Cash Flows from Financing Activities:

During the six months ended December 31, 2023, net cash provided by financing activities was $32,700 as compared to $16,100 for the six months ended December 31, 2022, attributable to debt financing raised, offset by debt repayments.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. For the six months ended December 31, 2023, there were no accounting estimates the Company considers critical.

We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our unaudited condensed consolidated financial statements for the six months ended December 31, 2023 and Note 2 to our audited consolidated financial statements appearing in our 2023 10-K.

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

Integral Technologies, Inc.

February 18, 2025	By:	/s/ Douglas Bathauer
Douglas Bathauer, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)