Form 10-Q
period 2024-03-31
INTEGRAL TECHNOLOGIES INC
filed 2025-02-19
CIK 1018281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Integral Technologies, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2024 (Unaudited)	June 30, 2023
ASSETS

Current assets:
Cash	$8,027	$22,124
Total assets	$8,027	$22,124

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,558,904	$1,514,240
Related party payable	1,071,133	961,043
Dividend payable	1,824	38,305
Notes payable and accrued interest	4,087,997	1,042,523
Mandatorily redeemable preferred stock, at redemption value	5,000	105,000
Deferred revenue	-	455
Convertible debentures	74,000	6,216,793
Total liabilities	6,798,858	9,878,359

Stockholders’ deficit:
Common stock and paid in capital in excess of $0.001 par value, 1,000,000,000 shares authorized, 246,135,391 issued and outstanding as of March 31, 2024 and June 30, 2023	61,457,574	61,457,574
Preferred stock and paid-in capital in excess of $0.001 par value, 20,000,000 shares authorized, 2 and 42 issued and outstanding as of March 31, 2024 and June 30, 2023	-	-
Share subscriptions and obligations to issue shares	61,250	61,250
Accumulated deficit	(68,309,655)	(71,375,059)
Total stockholders’ deficit	(6,790,831)	(9,856,235)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$8,027	$22,124

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31, 2024	Three months ended March 31, 2023	Nine months ended March 31, 2024	Nine months ended March 31, 2023

Revenue	$-	$12,500	$7,055	$27,500

Operating expenses
Selling, general, and administrative expenses	40,377	78,301	208,151	273,548
Total operating expense	(40,377)	(78,301)	(208,151)	(273,548)
Loss from operations	(40,377)	(65,801)	(201,096)	(273,548)

Other income (expense):
Gain on troubled debt restructure	-	-	3,371,441	-
Gain on extinguishment of preferred share obligations	-	-	136,481	-
Interest expense	(80,544)	(322,419)	(241,422)	(966,580)
Total other income (expense)	(80,544)	(322,419)	3,266,500	(966,580)
Income (loss) before income taxes	(120,921)	(388,220)	3,065,404	(1,212,628)
Provision for income tax	-	-	-	-
Net income (loss)	$(120,921)	$(388,220)	$3,065,404	$(1,212,628)
Net Income (Loss) per share – basic and diluted	$0.00	$(0.00)	$0.01	$(0.00)
Weighted average number of common shares outstanding	246,135,391	246,135,391	246,135,391	246,135,391

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholder’s Deficit

Three and Nine months ended March 31, 2024 and 2023

(Unaudited)

	Number of Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Number of Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Shares Subscriptions and Obligations to Issue Shares	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balance June 30, 2022	246,135,391	$61,457,574	42	$-	$61,250	$-	$(69,740,811)	$(8,221,987)

Net loss for the period	-	-	-	-	-	-	(399,067)	(399,067)
Balance September 30, 2022	246,135,391	$61,457,574	42	$-	$61,250	$-	$(70,139,878)	$(8,621,054)
Net loss for the period	-	-	-	-	-	-	(425,341)	(425,341)
Balance December 31, 2022	246,135,391	$61,457,574	42	$-	$61,250	$-	$(70,565,219)	$(9,046,395)
Net loss for the period	-	-	-	-	-	-	(388,220)	(388,220)
Balance March 31, 2023	246,135,391	$61,457,574	42	$-	$61,250	$-	$(70,953,439)	$(9,434,615)

Balance June 30, 2023	246,135,391	$61,457,574	42	$-	$61,250	$-	$(71,375,059)	$(9,856,235)

Extinguishment of preferred share obligations	-	-	(40)	-	-	-	-	-
Net income for the period	-	-	-	-	-	-	3,366,349	3,366,349
Balance September 30, 2023	246,135,391	$61,457,574	2	$-	$61,250	$-	$(68,008,710)	$(6,489,886)
Net loss for the period	-	-	-	-	-	-	(180,024)	(180,024)
Balance December 31, 2023	246,135,391	$61,457,574	2	$-	$61,250	$-	$(68,188,734)	$(6,669,910)
Net loss for the period	-	-	-	-	-	-	(120,921)	(120,921)
Balance March 31, 2024	246,135,391	$61,457,574	2	$-	$61,250	$-	$(68,309,655)	$(6,790,831)

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

Nine months ended March 31, 2024 and 2023

(Unaudited)

	Nine months ended March 31, 2024	Nine months ended March 31, 2023
Cash flows from operating activities:
Net income (loss)	$3,065,404	$(1,212,628)
Items not involving cash
Deferred revenues	(455)	-
Interest on convertible debentures	-	896,992
Interest on debt	241,422	69,588
Gain on troubled debt restructuring (Note 9 and 10)	(3,371,441)	-
Gain on extinguishment of preferred shares (Note 4)	(136,481)	-
Changes in working capital:
Deferred revenue	-	1,725
Accounts payable and accrued liabilities	44,664	108,001
Related party payable	110,090	130,220

Net cash used in operating activities	(46,797)	(33,102)

Cash flows from financing activities:
Proceeds from loans	35,000	23,000
Repayment of loans	(2,300)	(16,100)
Net cash provided by financing activities	32,700	6,900

Increase (decrease) in cash	(14,097)	(26,202)
Cash, beginning of period	22,124	31,983
Cash, end of period	$8,027	$5,781

Supplemental cash flow information:
Interest paid	$-	$-

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2024 and 2023
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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending June 30, 2024 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 filed with the Securities and Exchange Commission on September 26, 2024.

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

Basic and diluted net earnings (loss) per share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. There were no common stock equivalents outstanding for the three and nine months ended March 31, 2024.

Revenue recognition

The Company has not generated significant revenue since inception. Although the Company has begun to receive revenue from the sale of material for commercial applications, the Company is devoting substantially all its efforts to developing the business.

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2024 and 2023
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

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $nil for the three and nine months ended March 31, 2024, and 2023, respectively.

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
Three and Nine Months Ended March 31, 2024 and 2023
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
Three and Nine Months Ended March 31, 2024 and 2023
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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net income (loss) of $3,065,404 for the nine months ended March 31, 2024 (2023 – ($1,212,628)), and an accumulated deficit of $68,309,655 ( June 30, 2023 – ($71,375,059)) and a working capital deficiency of $6,790,831 as at March 31, 2024 ( June 30, 2023 - $9,856,235). The Company does not have sufficient revenue-producing activities to fund its expenditure requirements to continue to advance researching, developing and commercializing its conductive plastics technology, ElectriPlast. The Company estimates that it does not have sufficient funding to continue operating activities; however, the Company has been able to raise funding on an as needed basis to continue to function. The lack of cash flow raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report.

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

The Company determined that due to uncertainty of collection, any payments received under the agreement are recognized on date of receipt. Total revenues recognized pursuant to the Asset Purchase Agreement with Pivotal for the nine months ended March 31, 2024 was $7,055 (2023 – $27,500).

On September 15, 2023, Pivotal and the Company entered into a termination agreement; whereby the Company will forgive and mutually release Pivotal from any and all obligations under the Asset Purchase Agreement, in exchange for terminating its 40 preferred shares of the Company and releasing the Company from any and all shareholder obligations and accrued dividends. Further, Pivotal will be issuing 2,000,000 of its shares on a pro-rata basis to Integral shareholders on record. As a result, the Company reduced dividends payable by $36,481 and the mandatorily redeemable preferred stock liability by $100,000 during the nine months ended March 31, 2024 and recognized a gain on extinguishment of preferred share obligations of $136,481.

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2024 and 2023
(Unaudited)

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common stock

During the nine months ended March 31, 2024 and 2023, there were no common share transactions.

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

The mandatorily redeemable preferred stock liability (“MRPSL”) of $105,000 has been recognized at the issuance date. On September 15, 2023, the Company cancelled and returned to treasury, 40 preferred shares. As a result, the Company has reduced the MRPSL by $100,000 and reduced its dividends payable by $36,481. As of March 31, 2024, redeemable preferred stock dividends payable was $1,824 ( June 30, 2023 - $38,305) and MRPSL was $5,000 ( June 30, 2023 - $105,000).

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

Stock options, warrants and restricted shares

The Company has no options, warrants or restricted shares issued and outstanding as of March 31, 2024 and June 30, 2023.

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2024 and 2023
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

(c)

On February 21, 2019, the Company entered into a promissory note for total proceeds of $80,000. The promissory note bears interest at 2% per month and matures on November 21, 2019. As additional consideration to the holder, the Company must also issue 1,000,000 common shares within 180 days of the promissory note. As at March 31, 2024 and June 30, 2023, these shares have not been issued and the due date fair value of $20,000 has been recognized within obligation to issue shares within equity.

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

All U.S. institution amounts are covered by FDIC insurance as of March 31, 2024. Management deems any related risk to be minimal.

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
Three and Nine Months Ended March 31, 2024 and 2023
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

NOTE 7 - RELATED PARTY TRANSACTIONS

As of March 31, 2024, $1,071,133 ( June 30, 2023 - $961,043) was owed to the Company's executives for outstanding managements fees, consulting fees and business-related reimbursements and are without interest or stated terms of repayment.

During the nine months ended March 31, 2024, the Company accrued salaries of $112,500 (2022 - $112,500) to the Company’s executives, recognized within related party payable.

On September 9, 2019, the Company entered into a technology and asset purchase agreement with a Company with management in common, refer to Note 4 for details. During the three and nine months ended March 31, 2024, the Company received payments of $nil and $7,055, respectfully (2022 - $12,500 and $15,000) for license fees as part of the Asset Purchase Agreement.

NOTE 8 - SEGMENT INFORMATION

The Company operates primarily in one business segment, the development of electronically-conductive resin-based materials, with operations located in the US.

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2024 and 2023
(Unaudited)

NOTE 9 - CONVERTIBLE DEBENTURES

On July 1, 2023, all of the issued and outstanding Convertible debt of $6,142,793 together with $228,648 in promissory notes (the “Old Debt”) were exchanged for a new $3,000,000, 8% interest promissory note (“New Promissory Note”), due by July 8, 2024 which is now in default. As the lender did not receive any consideration for the reduction of the debt, the transaction is treated as a troubled debt restructure under ASC 470-60. The note is due on demand in the event of default. During the nine months ended March 31, 2024, a gain on troubled debt restructure of $3,371,441 was recognized on the exchange of the Old Debt for the New Promissory Note.

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

JMJ Financial

On November 16, 2017, the Company entered into a debt agreement with JMJ Financial. A total of $200,000 was received. The convertible debenture became due on May 15, 2018. As of March 31, 2024, and June 30, 2023, $74,000 remains due.

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

A reconciliation of the Company’s convertible debenture is as follows:

Balance, June 30, 2023	$6,216,793
Conversion of SBI to promissory note	(6,142,793)
Balance, March 31, 2024	$74,000

On March 25, 2021, the Company’s common shares were suspended from trading. As a result, the Company is not able to satisfy the conversion rights under the convertible debt agreements, the fair values of all derivative liabilities have been measured at $nil as at March 31, 2024 and June 30, 2023.

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
Three and Nine Months Ended March 31, 2024 and 2023
(Unaudited)

NOTE 10 – NOTES PAYABLE

As of March 31, 2024, the Company had the following loan agreements outstanding, summarized as follows:

Original debt	Accrued interest as of March 31, 2024	Cumulative Total balance settled through cash	Balance due as of March 31, 2024	Interest rate	Inception	Original due date
$	$	$	$
352,400	228,205	(20,000)	560,605	10%	August 2017	May 2017*
80,000	125,500	(82,100)	123,400	$2,300 per month until repaid	November 2019	August 2020*
90,000	97,600	-	187,600	$1,600 per month until repaid	November 2019	August 2020*
3,000,000	180,165	-	3,180,165	8%	July 1, 2023	May 1, 2024**
35,000	1,227	-	36,227	8%	October 23, 2023	August 23, 2024***
3,557,400	632,697	(102,100)	4,087,997

* As of March 31, 2024, these notes were in default and are due on demand.

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

August 8, 2024	$10,000
October 18, 2024	$35,000
February 13, 2025	$35,000

See Note 10 for loan defaults.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated interim financial statements (the “financial statements”), and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. The following discussion and analysis compares our consolidated results of operations for the three and nine months ended March 31, 2024 (the “2024 Quarter”) with those for the three and nine months ended March 31, 2023 (the “2022 Quarter”). All dollar amounts and percentages presented herein have been rounded to approximate values.

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

Results of Operations

During the nine months ended March 31, 2024, the Company’s net income of $3,065,404 increased by $4,278,032 compared to a net loss of $1,212,628 for the nine months ended March 31, 2023, primarily as a result of the following:

●	Selling, general and administrative expenses decreased by $65,397 due to the Company limiting all spending to focus on catching up its financial statement filing obligations;

●	Interest expense decreased by $725,158 due primarily to a $3,371,441 reduction in the carrying value of convertible debt and promissory notes;

●	During the nine months ended March 31, 2024, the Company recognized a gain on troubled debt restructure of debt of $3,371,441 and gain on extinguishment of preferred share obligations of $136,481;

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

●	Revenues decreased by $20,445 due to the Company terminating its contract with Pivotal;

During the three months ended March 31, 2024, the Company’s net loss of $120,921 decreased by $267,299 compared to a net loss of $388,220 for the three months ended March 31, 2023, primarily as a result of the following:

●	Selling, general and administrative expenses decreased by $37,924 due to the Company limiting all spending to focus on catching up its financial statement filing obligations;

●	Interest expense decreased by $241,875 due primarily to a $3,371,441 reduction in the carrying value of convertible debt and promissory notes;

●	Revenues decreased by $12,500 due to the Company terminating its contract with Pivotal;

Liquidity and Capital Resources

We are out of cash, and for the past two years we have been relying on loans from our current lenders. We currently have approximately $4.0 million in outstanding debt including accrued interest. Management has expressed substantial doubt about our ability to continue as a going concern during the nine months ended March 31, 2024, unless we can raise the required capital or generate material revenue to fund our operations. We do not believe that we will be able to raise any capital until such time as we are able to execute on a new business plan.

Net Cash used in Operating Activities:

During the nine months ended March 31, 2024, net cash used in operating activities was $46,797 as compared to $33,102 for the nine months ended March 31, 2023, due to fluctuations in the timing of professional and filing fees incurred.

Cash Used in Investing Activities:

During the nine months ended March 31, 2024 and 2023, there were no investing activities.

Cash Flows from Financing Activities:

During the nine months ended March 31, 2024, net cash provided by financing activities was $32,700 as compared to $6,900 for the nine months ended March 31, 2023, attributable to debt financing raised, offset by debt repayments.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. For the nine months ended March 31, 2024, there were no accounting estimates the Company considers critical.

We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our unaudited condensed consolidated financial statements for the nine months ended March 31, 2024, and Note 2 to our audited consolidated financial statements appearing in our 2023 10-K.

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