Form 10-K
period 2024-06-30
INTEGRAL TECHNOLOGIES INC
filed 2025-06-09
CIK 1018281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The number of shares outstanding of the registrant’s classes of common stock as of June 9, 2025 was 246,135,391.

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

As part of any potential business combination transaction, we anticipate that negotiations with our outstanding debt holders regarding potential conversion of their equity would be necessary to facilitate debt into such transaction. If any of them are unwilling to do so, our ability to close a transaction will be adversely affected. Any such acquisition would be made using the Company’s common stock as currency to fund such acquisition.

Employees

As of June 9, 2025, we had one officer and two directors and no employees.

Item 1A. Risk Factors.

Any investment in our securities involves a high degree of risk and may result in a complete loss of your investment. Investors should carefully consider the risks described below and all of the information contained in this filing before deciding whether to purchase our securities. Our business, financial condition and results of operations could be materially adversely affected by these risks if any of them actually occur. This filing also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this Form 10-K.

There is substantial doubt about our ability to continue operating as a going concern.

We have experienced losses from operations since inception and have never generated positive cash flow. The success of our business plan during the next 12 months and beyond will be contingent upon obtaining sufficient financing to cover our operating costs and growth initiatives. This is because we do not anticipate generating material revenue from operations in the short term nor being able to raise capital (prior to consummating a business combination). As of the filing date of this report, the Company had approximately $4,242,000 of outstanding debt, including accrued interest, penalties and other fees due under the notes and convertible debentures. The reports from our independent registered public accounting firm for the fiscal year ended June 30, 2024, and prior years include an explanatory paragraph stating the Company has recurring net losses from operations, negative operating cash flows, does not yet generate revenue from operations, has a working capital deficit at June 30, 2024, and will need additional working capital for ongoing operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to obtain sufficient funding and/or generate material revenue to fund our operations and business plan, our business, prospects, financial condition and results of operations will be materially and adversely affected, we may be unable to continue as a going concern in which case you in turn would lose your investment.

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

Federal and state tax consequences will, in all likelihood, be a significant factor in considering any business combination that we may undertake. Under applicable federal and state tax laws, such transactions may result in significant tax obligations for the buyer and its shareholders. While we intend to structure any business combination so as to minimize the federal and state tax consequences to the extent practicable in accordance with our business objectives, there can be no assurance that any business combination we undertake will meet the statutory or regulatory requirements of a tax-free reorganization or similar favorable treatment or that the parties to such a transaction will obtain the tax treatment intended or expected upon a transfer of equity interests or assets. A non-qualifying reorganization, combination or similar transaction could result in the imposition of significant taxation, both at the federal and state levels, which may have an adverse effect on both parties to the transaction, including our shareholders.

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

We may attempt to complete a business combination with a private target company about which little information is available, and such target entity may not generate revenue as expected or otherwise be compatible with us as expected.

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

We are subject to laws and regulations enacted by federal, state and local governments. In addition to SEC regulations, any business we acquire in the future may be subject to substantial legal or regulatory oversight and restrictions, which could hinder our growth and expend material amounts on compliance. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application by courts and administrative judges may also change from time to time, and any such changes could be unfavorable to us and could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in material defense or remedial costs and/or damages which could have a material adverse effect on our financial condition.

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

If we fail to file reports as required under the Exchange Act, we may lose our registration. While we intend to comply with the Exchange Act’s reporting requirements moving forward, and we may be unable to comply in the future as we did in the past. For example, in 2021, the SEC revoked our registration under the Exchange Act for failure to file required reports. Our Form 10 went effective in September 2023. This Form 10-K is being filed in connection with the Company’s ongoing filing requirements. This Form 10-K was not filed within the timeframe required by SEC regulations.

If we are unable to comply with the SEC reporting provisions in the future, such failure will affect the liquidity of our common stock and act as a depressant to the price. We cannot assure you we will not become delinquent again.

Due to recent changes to Rule 15c2-11 under the Exchange Act, our common stock may become subject to limitations or reductions on stock price, liquidity or volume.

On September 16, 2020, the SEC adopted amendments to Rule 15c2-11 (the “Rule”) under the Exchange Act. This Rule applies to broker-dealers who quote securities listed on over-the-counter markets such as our common stock. The Rule as amended prohibits broker-dealers from publishing quotations on OTC markets for an issuer’s securities unless they are based on current publicly available information about the issuer. The amended Rule limits the Rule’s “piggyback” exception, which allows broker-dealers to publish quotations for a security in reliance on the quotations of a broker-dealer that initially performed the information review required by the Rule, to issuers with current publicly available information or issuers that are up to date in their Exchange Act reports. As of this date, we are uncertain as to what actual effect the Rule may have on us.

The Rule changes could harm the liquidity and/or market price of our common stock by either preventing our shares from being quoted or driving up our costs of compliance.

We are subject to the “penny stock” rules which will adversely affect the liquidity of our common stock.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. If and when our stock is quoted, we do not expect our stock price to be above $5.00 in the foreseeable future. The “penny stock” designation will require any broker-dealer selling our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules will limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We are a “blank check” company with no business operations. Our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

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

Holders

As of June 9, 2025, there were approximately 290 holders of record of our common stock. This number does not include beneficial owners who hold shares at broker/dealers in “street-name”.

Dividends

As of June 9, 2025, the Company has accrued $1,824 in dividends on its preferred stock. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

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

During the year ended June 30, 2024, the Company’s net income of $2,880,583 increased by $4,514,831 compared to a net loss of $1,634,248 for the year ended June 30, 2023, primarily as a result of the following:

●	Selling, general and administrative expenses decreased by $56,715 due to the Company limiting all spending to focus on catching up its financial statement filing obligations;

●	Interest expense decreased by $967,286 due primarily to a $3,371,441 reduction in the carrying value of convertible debt and promissory notes;

●	During the year ended June 30, 2024, the Company recognized a gain on troubled debt restructure of $3,371,441 and gain on extinguishment of preferred share obligations of $136,481;

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

●	Gain on extinguishment of liabilities of $15,853 reflects old liabilities that were beyond the statute of limitations and written off during the year;

●	Revenues decreased by $32,945 due to the Company terminating its contract with Pivotal.

Liquidity and Capital Resources

The Company has experienced significant liquidity constraints and has been primarily dependent on financing from existing debt holders for the past two fiscal years. We currently have approximately $4,424,000 in outstanding debt including accrued interest of which a significant portion of it is in default. As reflected in the Financial Statements contained elsewhere in this Form 10-K, management has expressed substantial doubt about our ability to continue as a going concern during the fiscal year ended June 30, 2024, unless we can raise the required capital or generate material revenue to fund our operations. We do not believe that we will be able to raise any capital until such time as we conduct a business combination.

Company’s Series B Preferred Stock (“Series B”) Certificate of Designation restricts the Company’s ability to issue “senior” securities to the Series B.  The Company has no intention of issuing securities that have liquidation rights greater than the Series B.

Net Cash used by Operating Activities:

During the year ended June 30, 2024, net cash used in operating activities was $52,955 as compared to $48,259 for the year ended June 30, 2023, due to fluctuations in the timing of professional and filing fees incurred.

Cash Used in Investing Activities:

During the year ended June 30, 2024 and 2023, there were no investing activities.

Cash Flows from Financing Activities:

During the year ended June 30, 2024, net cash provided by financing activities was $32,700 as compared to $38,400 for the year ended June 30, 2023, attributable to debt financing raised, offset by debt repayments.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. For the year ended June 30, 2024, management has determined that there were no accounting estimates that would be considered critical under applicable SEC guidance.

We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our consolidated financial statements for the year ended June 30, 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data.

Integral technologies, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Integral Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Integral Technologies, Inc. and subsidiary (the “Company”) as of June 30, 2024, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2024, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has net cash used in operating activities of $52,955 in fiscal 2024 and has an accumulated deficit, stockholders deficit and working capital deficit of $68,494,476, $6,975,652 and $6,975,652 as of June 30, 2024. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7326
Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920
www.salbergco.com • info@salbergco.com
Member National Association of Certified Valuation Analysts • Registered with the PCAOB
Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2023.

Boca Raton, Florida

June 9, 2025

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7326
Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920
www.salbergco.com • info@salbergco.com
Member National Association of Certified Valuation Analysts • Registered with the PCAOB
Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Integral Technologies Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Integral Technologies Inc. (the "Company") as of June 30, 2023, the related consolidated statements of operations, stockholders’ deficit and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ DMCL LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED PROFESSIONAL ACCOUNTANTS

We have served as the Company’s auditor since 2017

Vancouver, Canada

September 24, 2024

PCAOB Firm ID 1173

Integral Technologies, Inc.

Consolidated Balance Sheets

	June 30, 2024	June 30, 2023

ASSETS
Current assets:
Cash	$1,869	$22,124
Total assets	$1,869	$22,124

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,619,449	$1,514,240
Related party payable	1,108,708	961,043
Dividend payable	1,824	38,305
Notes payable and accrued interest	4,168,540	1,042,523
Mandatorily redeemable preferred stock, at redemption value	5,000	105,000
Deferred revenue	-	455
Convertible debentures	74,000	6,216,793
Total liabilities	6,977,521	9,878,359

Stockholders’ deficit:
Common stock and paid in capital in excess of $0.001 par value, 1,000,000,000 shares authorized, 246,135,391 issued and outstanding as of June 30, 2024 and 2023	61,457,574	61,457,574
Preferred stock and paid-in capital in excess of $0.001 par value, 20,000,000 shares authorized, 2 and 42 issued and outstanding as of June 30, 2024 and June 30, 2023	-	-
Share subscriptions and obligations to issue shares	61,250	61,250
Accumulated deficit	(68,494,476)	(71,375,059)
Total stockholders’ deficit	(6,975,652)	(9,856,235)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,869	22,124

The accompanying notes are an integral part of the consolidated financial statements.

Integral Technologies, Inc.

Consolidated Statements of Operations

Years ended June 30, 2024 and 2023

	2024	2023

Revenue	$7,055	$40,000

Operating expenses:
Selling, general, and administrative expenses	328,282	384,997
Total operating expenses	(328,282)	(384,997)
Loss from operations	(321,227)	(344,997)

Other income (expense):
Gain on troubled debt restructure	3,371,441	-
Gain on extinguishment of preferred share obligations	136,481	-
Gain on extinguishment of liabilities	15,853	-
Interest expense	(321,965)	(1,289,251)
Total other income (expense)	3,201,810	(1,289,251)
Income (loss) before income taxes	2,880,583	(1,634,248)
Provision for income tax	-	-
Net income (loss)	$2,880,583	$(1,634,248)
Net income (loss) per share – basic and diluted	$0.01	$(0.01)
Weighted average number of common shares outstanding	246,135,391	246,135,391

The accompanying notes are an integral part of the consolidated financial statements.

Integral Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

Years ended June 30, 2024 and 2023

	Number of Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Number of Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Shares Subscriptions and Obligations to Issue Shares	Accumulated Deficit	Total Stockholders' Deficit
Balance June 30, 2022	246,135,391	$61,457,574	42	$-	$61,250	$(69,740,811)	$(8,221,987)

Net loss for year	-	-	-	-	-	(1,634,248)	(1,634,248)
Balance June 30, 2023	246,135,391	$61,457,574	42	$-	$61,250	$(71,375,059)	$(9,856,235)

Extinguishment of preferred share obligations	-	-	(40)	-	-	-	-
Net income for year	-	-	-	-	-	2,880,583	2,880,583
Balance June 30, 2024	246,135,391	$61,457,574	2	$-	$61,250	$(68,494,476)	$(6,975,652)

The accompanying notes are an integral part of the consolidated financial statements.

Integral Technologies, Inc.

Consolidated Statements of Cash Flows

Year ended June 30, 2024 and 2023

	2024	2023
Cash flows from operating activities:
Net income (loss)	$2,880,583	$(1,634,248)
Items not involving cash
Deferred revenues	(455)	-
Interest on convertible debentures	-	1,195,989
Interest on debt	321,965	93,262
Gain on troubled debt restructuring (Note 10 and 11)	(3,371,441)	-
Gain on extinguishment of preferred shares (Note 4)	(136,481)	-
Gain on extinguishment of liabilities (Note 12)	(15,853)	-
Changes in working capital:
Deferred revenues	-	455
Accounts payable and accrued liabilities	121,062	165,513
Related party payable	147,665	130,770

Net cash used in operating activities	(52,955)	(48,259)

Cash flows from financing activities:
Proceeds of loans	35,000	54,500
Repayment of loans	(2,300)	(16,100)
Net cash provided by financing activities	32,700	38,400

Increase (decrease) in cash	(20,255)	(9,859
Cash, beginning of year	22,124	31,983
Cash, end of year	$1,869	$22,124

Supplemental cash flow information:
Interest paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

Year ended June 30, 2024 and 2023

NOTE 1 - NATURE OF OPERATIONS

Integral Technologies, Inc. (the “Company” or “Integral”) was incorporated under the laws of the state of Nevada on February 12, 1996 and its head office is in Evansville, Indiana, USA. The Company was in the business of researching, developing and commercializing electrically-conductive resin-based materials called ElectriPlast. At present, the Company has nominal sources of revenue and has no specific business plan or purpose. The Company’s business plan is to seek a business combination. As a result, the Company is a “blank check” or “shell” company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and are presented in United States dollars.

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiary, Electriplast Corp. (formerly Plastenna, Inc.)(“Electriplast”). All intercompany balances and transactions have been eliminated. The Company has no active subsidiaries.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates include valuation allowance for deferred income tax assets. Actual results could differ from those estimates and could impact future results of operations and cash flows.

Basic and diluted net earnings (loss) per share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. There were no common stock equivalents outstanding for the year ended June 30, 2024 and 2023.

Revenue recognition

The Company has not generated significant revenue since inception.

For license agreements that the Company enters into, revenue is measured based on the amount of consideration that is expected to be received by the Company under a contract with a customer, which is initially estimated with pricing specified in the agreement and adjusted for any discounts or other credits at contract inception then updated each reporting period, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when persuasive evidence of a contract with a customer exists, a performance obligation is identified and satisfied as the customer obtains control of the good or services, and collectability of the revenue is probable.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

Year ended June 30, 2024 and 2023

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $nil for the years ended June 30, 2024, and 2023.

Research and development

The Company expenses all research and development related expenditures as incurred.

Financial instruments

The Company’s balance sheet includes financial instruments, specifically cash, accounts payable and accrued expenses, related party payable, dividend payable, mandatorily redeemable preferred stock, deferred revenues and loans payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

Year ended June 30, 2024 and 2023

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In November 2023, FASB issued a new standard to improve reportable segment disclosures (ASU) 2023-07. The guidance expands the disclosures required for reportable segments in our annual and interim consolidated financial statements, primarily through enhanced disclosures about significant segment expenses. The standard will be effective for us beginning with our annual reporting for fiscal year 2025 and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of this standard on our segment disclosures.

On November 4, 2024, FASB issued Accounting Standards Update (ASU) 2024-03, Disaggregation of Income Statement Expenses, which will require public business entities (PBEs) to disclose additional expense details in annual and interim financial statement notes. Inventory purchases; employee compensation; depreciation; intangible asset amortization; and depreciation, depletion, and amortization (DD&A) amounts that are included in certain expense line items, e.g., cost of sales, selling general and administrative (SG&A), or research and development (R&D), will now be disclosed. ASU 2024-03 is effective for the Company for annual periods beginning after December 15, 2026, and early adoption is permitted.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net income (loss) of $2,880,583 for the year ended June 30, 2024 (2023 – ($1,634,248)), cash used in operations during the year ended June 30, 2024 of $52,955 (2023 - $48,259) and an accumulated deficit of $68,494,476 ( June 30, 2023 – ($71,375,059)) and a working capital deficiency of $6,975,652 as at June 30, 2024 ( June 30, 2023 - $9,856,235). While the Company currently lacks sufficient funding for continued operations, it has historically been able to raise capital on an as-needed basis to maintain operations. The lack of cash flow raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report.

These consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate because management believes that the actions already taken or planned will mitigate the adverse conditions and events that raise doubts about the validity of the going concern assumption used in preparing these consolidated financial statements. Management intends to raise additional capital through stock and debt issuances to finance operations and is seeking a business combination. If none of these events occur, there is a risk that the business will fail.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

Year ended June 30, 2024 and 2023

NOTE 4 – TERMINATION AGREEMENT AND RETURN OF PREFERRED SHARES

On September 9, 2019, the Company entered into a technology and asset purchase agreement (the “Asset Purchase Agreement”) with Pivotal Battery Corp. (“Pivotal”), a company with management in common. On June 30, 2022, the Company amended the Asset purchase Agreement to terminate the promissory note agreement and amend the terms.

The Company determined that due to uncertainty of collection, any payments received under the agreement are recognized on date of receipt. Total revenues recognized pursuant to the Asset Purchase Agreement with Pivotal for the year ended June 30, 2024 was $7,055 (2023 – $40,000).

On September 15, 2023, Pivotal and the Company entered into a termination agreement; whereby the Company will forgive and mutually release Pivotal from any and all obligations under the Asset Purchase Agreement, in exchange for terminating its 40 preferred shares of the Company and releasing the Company from any and all shareholder obligations and accrued dividends. Further, Pivotal will be issuing 2,000,000 of its shares on a pro-rata basis to Integral shareholders on record. The Pivotal shares have not been distributed and have a nominal value; therefore, there is no accounting effect for the share portion of this transaction. As a result, the Company reduced dividends payable by $36,481 and the mandatorily redeemable preferred stock liability by $100,000 during the year ended June 30, 2024 and recognized a gain on extinguishment of preferred share obligations of $136,481.

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common stock

During the year ended June 30, 2024 and 2023, there were no common share transactions.

On September 19, 2023, the Company increased the number of authorized shares of Common Stock to 1,000,000,000 at $0.001 par value which has been reflected retrospectively on the consolidated balance sheet.

Series B Preferred stock

On December 10, 2018, the Company issued 40 Series B Preferred Stock.

On January 14, 2019, the Company issued 2 Series B Preferred Shares.

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

The mandatorily redeemable preferred stock liability (“MRPSL”) of $105,000 has been recognized at the issuance date. On September 15, 2023, pursuant to a termination agreement with the investor (See Note 4), the investor returned to the Company, 40 preferred shares, which were cancelled. As a result, the Company has reduced the MRPSL by $100,000 and reduced its dividends payable by $36,481. As of June 30, 2024, redeemable preferred stock dividends payable was $1,824 ( June 30, 2023 - $38,305) and MRPSL was $5,000 ( June 30, 2023 - $105,000).

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

Year ended June 30, 2024 and 2023

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

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

Stock options, warrants and restricted shares

The Company has no options, warrants or restricted shares issued and outstanding as of June 30, 2024 and 2023.

Share obligations

(a)

Pursuant to a separation agreement with a previous CFO, the Company will issue 36,000 shares of common stock with a due date fair value of $3,600 and settle all unpaid fees from July 1, 2016 to February 10, 2017 (effective date of resignation).

(b)	Pursuant to director’s agreements, the Company is obligated to issue 65,000 shares of common stock measured at the due date fair value $37,650 recognized within obligation to issue shares.

(c)

On February 21, 2019, the Company entered into a promissory note for total proceeds of $80,000. The promissory note bears interest at 2% per month and matures on November 21, 2019. As additional consideration to the holder, the Company must also issue 1,000,000 common shares within 180 days of the promissory note. As at June 30, 2024 and 2023, these shares have not been issued and the due date fair value of $20,000 has been recognized within obligation to issue shares within equity.

The three obligations above are reflected as share subscriptions and obligations to issue shares within equity.

NOTE 6 -RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

Fair value

The loans payable balance approximates fair value due its short-term nature.

Credit risk

Credit risk is the risk that one party to a financial instrument will cause a financial loss for the other party by failing to discharge an obligation. The Company’s financial asset that is exposed to credit risk consists of cash, which is placed with US financial institutions, and trust account with the Company’s legal counsel.

Concentration of credit risk exists with respect to the Company’s cash, as certain amounts are held at US and financial institutions.

All U.S. institution amounts are covered by FDIC insurance as of June 30, 2024. Management deems any related risk to be minimal.

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

Year ended June 30, 2024 and 2023

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

The Company requires significant additional funding to meet its operational costs in fiscal year 2025 and beyond.

Financing transactions may include the issuance of equity securities, obtaining additional credit facilities, licensing proprietary technology or other financing mechanisms. However, the Company’s shares are not currently trading which has made it more difficult to obtain equity financing.

NOTE 7 – INCOME TAXES

The provision for income taxes consists of the following at June 30:

	2024	2023

Current expense	-	-
Deferred expense/(Benefit)	219,000	464,000
Inc/ (Dec) in valuation expense	(219,000)	(464,000)
Total provision for income tax	$-	$-

The total provision differs from the amount computed by applying federal rates to loss before income taxes due to the following at June 30:

	2024	2023

Provision for income tax at the statutory rate of 21%	605,000	(343,000)

Increase (Decrease) in taxes due to:
Change in valuation allowance	(219,000)	(464,000)
Expiration of net operating loss carry forwards	286,000	526,000
Permanent Differences	(672,000)	281,000
Total provision for income tax	$-	$-

The Company has used a federal statutory rate of 21%. The Company has no material state tax liabilities, so no provision for state income tax is needed.

Deferred tax assets and liabilities reflect the tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The Company has net deferred income tax assets which have been reduced to zero through a valuation allowance because of uncertainties relating to utilization of future tax benefits. The increase/(decrease) in the valuation allowance for the years ended June 30, 2024, and June 30, 2023, are respectively ($219,000) and ($464,000).

The components of the net deferred income tax assets, calculated at an effective rate of 21%, are as follows at June 30:

	2024	2023

Noncurrent deferred tax assets	-	-
Net operating loss carry forwards	8,707,000	8,926,000
Valuation allowance	(8,707,000)	(8,926,000)
Net deferred tax asset/ (liability)	$-	$-

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

Year ended June 30, 2024 and 2023

NOTE 7 – INCOME TAXES (CONTINUED)

For tax purposes, the Company has unused net operating losses available for carry forwards to future tax years. At June 30, 2024, the Company has net operating loss carry forwards of approximately $41,000,000 which expire 2025 – 2044 and $3,000,000 that can be carried forward indefinitely.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

As of June 30, 2024, $1,108,708 ( June 30, 2023 - $961,043) was owed to two of the Company's executives for outstanding managements fees, consulting fees and business-related reimbursements and are without interest or stated terms of repayment.

During the year ended June 30, 2024, the Company accrued salaries of $150,000 (2023 - $150,000) to the two Company executives, recognized within related party payable.

On September 9, 2019, the Company entered into a technology and asset purchase agreement with a Company with management in common, refer to Note 4 for details. During the year ended June 30, 2024, the Company received payments of $7,055 (2023 - $40,455) for license fees as part of the Asset Purchase Agreement.

NOTE 9 - SEGMENT INFORMATION

The Company operates primarily in one business segment, the development of electronically-conductive resin-based materials, with operations located in the US.

NOTE 10 - CONVERTIBLE DEBENTURES

On July 1, 2023, all of the issued and outstanding Convertible debt of $6,142,793 together with $228,648 in promissory notes (the “Old Debt”) were exchanged for a new $3,000,000, 8% interest promissory note (“New Promissory Note”), due by July 8, 2024 which is now in default. As the lender did not receive any consideration for the reduction of the debt, the transaction is treated as a troubled debt restructure under ASC 470-60. The note is due on demand in the event of default. During the year ended June 30, 2024, a gain on troubled debt restructure of $3,371,441 was recognized on the exchange of the Old Debt for the New Promissory Note.

As of June 30, 2023, the Company’s convertible debentures of $6,216,793 consists of $6,142,793 held with SBI Investments LLC and $74,000 held with JMJ and are summarized as follows:

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

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

Year ended June 30, 2024 and 2023

NOTE 10 - CONVERTIBLE DEBENTURES (CONTINUED)

On June 30, 2023, SBI acquired all of the issued and outstanding convertible debt of L2 Capital, reflected above and on July 1, 2023, exchanged all of the convertible debt for an 8% interest promissory note described above.

JMJ Financial

On November 16, 2017, the Company entered into a debt agreement with JMJ Financial for $200,000. The convertible debenture matured on May 15, 2018 and is currently in default. As of June 30, 2024 and 2023, $74,000 of principal remains outstanding.

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

A reconciliation of the Company’s convertible debenture is as follows:

Balance, June 30, 2023	$6,216,793
Conversion of SBI to promissory note (see above troubled debt restructure and Note 11)	(6,142,793)
Balance, June 30, 2024	$74,000

On March 25, 2021, the Company’s common shares were suspended from trading. As a result, the Company is not able to satisfy the conversion rights under the convertible debt agreements, the fair values of all derivative liabilities have been measured at $nil as at June 30, 2024 and 2023.

NOTE 11 – NOTES PAYABLE

As of June 30, 2024, the Company had the following loan agreements outstanding, summarized as follows:

Original debt	Accrued interest as of June 30, 2024	Cumulative Total balance settled through cash	Balance due as of June 30, 2024	Interest rate	Inception	Original due date
$	$	$	$
352,400	236,515	(20,000)	568,915	10%	August 2017	May 2017*
80,000	132,400	(82,100)	130,300	$2,300 per month until repaid	November 2019	August 2020*
90,000	102,400	-	192,400	$1,600 per month until repaid	November 2019	August 2020*
3,000,000	240,000	-	3,240,000	8%	July 1, 2023	May 1, 2024**
35,000	1,925	-	36,925	8%	Multiple	Multiple***
3,557,400	713,240	(102,100)	4,168,540

* As of June 30, 2024, these notes were in default and are due on demand.

** on July 8, 2024, this note became in default and became due on demand.

*** The Company has entered into multiple promissory notes with one lender on an as needed basis. Each note bears interest at 8% and were due 10 months after issuance.

As of the date of this report, a total of $4,168,540 of principal and interest is in default and due on demand.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

Year ended June 30, 2024 and 2023

NOTE 11 – NOTES PAYABLE (CONTINUED)

As of June 30, 2023, the Company had the following loan agreements outstanding, summarized as follows:

Original debt	Interest expense for the year ended June 30, 2023	Accrued interest as of June 30, 2023	Total balance settled through cash	Balance due as of June 30, 2023	Interest rate	Inception	Original due date
$	$	$	$	$
352,400	33,240	203,275	(20,000)	535,675	10%	August 2017	May 2017
80,000	27,600	104,800	(79,800)	105,000	$2,300 per month until repaid	November 2019	August 2020
90,000	19,200	83,200	-	173,200	$1,600 per month until repaid	November 2019	August 2020
204,500	13,222	24,148	-	228,648	8%	Multiple	Multiple****
726,900	93,262	415,423	(99,800)	1,042,523

The Company has issued multiple promissory notes to one lender on an as-needed basis. Each note bears interest at 8% per annum and were due 10 months after issuance. As of June 30, 2023, the notes are in default and currently due on demand.

NOTE 12 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

During the year ended June 30, 2024, the Company wrote off $15,853 ( June 30, 2023 - $nil) in vendor liabilities that were beyond the statue of limitations and no longer met the definition of a liability. This amount is reflected as a gain on extinguishment of liabilities.

NOTE 13 - SUBSEQUENT EVENTS

The Company entered into promissory notes for additional funding. Each note bears interest at 8% per annum and is due 10 months after issuance. The proceeds of these promissory notes shall be used solely for costs associated with bringing the Company’s filings current and resuming trading. The promissory notes create a lien on, and grant a first priority security interest in, all of the Company’s assets. The dates and amounts of each promissory note are as follows:

►	August 8, 2024 $10,000
►	October 18, 2024 $35,000
►	February 13, 2025 $50,000

See Note 11 for loan defaults.

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” as of June 30, 2024, the end of the period covered by this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Item 9B. Other Information.

On August 8, 2024, the Company issued SBI Investments, LLC 2014-1 (“SBI”) a $10,000 secured promissory note in consideration for $10,000. The secured promissory note: (i) is not convertible into equity, (ii) matures 10 months from the issuance date, and (iii) accrues interest at 8% per annum, payable on the maturity date.

On October 18, 2024, the Company issued SBI Investments, LLC 2014-1 (“SBI”) a $35,000 secured promissory note in consideration for $35,000. The secured promissory note: (i) are not convertible, (ii) is due 10 months from the issuance date and (iii) pays 8% interest per annum on the maturity date.

On February 13, 2025, the Company issued SBI Investments, LLC 2014-1 (“SBI”) a $50,000 secured promissory note in consideration for $50,000. The secured promissory note: (i) is not convertible, (ii) is due 10 months from the issuance date and (iii) pays 8% interest per annum on the maturity date.

During the three months ended June 30, 2024, no director or officer of the company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) or Regulation S-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Company's officers and directors, and persons who own more than 10% of a registered class of our Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received or written representations from certain reporting persons, we believe that, during the year ended June 30, 2024, all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were timely complied with by such persons.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at Integral Technologies, Inc., 2605 Eastside Park Road, Suite 1, Evansville, IN 47715. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Board Leadership Structure

Our Board has no fixed policy with respect to combining or separating the offices of Chairman of the Board and Chief Executive Officer, and currently those two positions are held by separate individuals. The Board believes that separation of the roles is the appropriate leadership structure for us at this time as it allows for sufficient Board oversight of the business and supervision of our Chief Executive Officer, while still providing sufficient autonomy to our management team to oversee day-to-day operations of the Company.

Item 11. Executive Compensation.

The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, to or for Integral’s principal executive officer and two other highest paid executive officers (collectively, the “Named Executive Officers”), during the fiscal years ended June 30, 2024, and 2023.

Name and Principal Position	Fiscal Year Ended June 30	Salary $	Bonus $	Stock Awards $	Options Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
James Eagan	2024	75,000	-	-	-	-	-	-	75,000
Chairman, Director and CEO of wholly owned subsidiary ElectriPlast Corp.	2023	75,000	-	-	-	-	-	-	75,000

Doug Bathauer	2024	75,000	-	-	-	-	-	-	75,000
CEO, Treasurer, CFO and Director	2023	75,000	-	-	-	-	-	-	75,000

Mr. Eagan and Mr. Bathauer are each compensated $75,000 per year under oral agreements.  As of June 30, 2024, Messrs. Eagan and Bathauer had accrued $558,708 and $550,000, respectively, in unpaid compensation. There is no other compensation due to our executives and directors including any salaries, management fees, consulting fees or business related reimbursements.

Director Compensation

The directors of the Company have not received any compensation paid, distributed nor accrued from the Company for the last two fiscal years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of Integral’s voting stock beneficially owned as of June 9, 2025 by (i) those persons known by Integral to be owners of more than 5% of Integral’s common stock, (ii) each director of Integral, (iii) all Named Executive Officers (as defined in Item 11), and (iv) all executive officers and directors of Integral as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Voting Power (1)

Directors and Executive Officers:
Common Stock	Doug Bathauer (2)(3)	243,823	*
Common Stock	James Eagan (2)(3)	1,556,250	*
Common Stock	All executive officers and directors as a group (2 persons)	1,800,073	*
Common Stock	SBI Investments LLC, 2014-1 (4)	24,367,404	9.99%

*   Less than 1%

(1) Represents voting power. Applicable percentages are based on 246,135,391 shares of common stock, beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. It does not include options held by our management, which are subject to performance standards. Unless otherwise indicated in the footnotes to this table, Integral believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned by them.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Board of Directors consists of two members, Doug Bathauer and James Eagan, who both also serve as executive officers of the Company (or its subsidiary).

Oasis and SBI Debt Issuances

The following is a description of debt issuances to current or former related parties (5% or more beneficial owners).

In 2017, the Company issued convertible promissory notes (collectively, the “Convertible Notes”) to SBI Investments, LLC 2014-1 (“SBI”) and Oasis Capital LLC (“Oasis”) in 2017. The total amount of the principal balance, penalties, and accrued interest due under the Convertible Notes as of June 30, 2024, was $nil for both SBI and Oasis, respectively. Since 2017, approximately 13,000,000 shares and 16,000,000 shares were issued upon conversions by SBI and Oasis, respectively.

On June 30, 2023, SBI acquired all of the issued and outstanding convertible debt of L2 Capital, reflected above and on July 1, 2023, exchanged all of the convertible debt for an 8% interest promissory note described above.

On July 1, 2023, all of the issued and outstanding Convertible debt of $6,142,793 together with $228,648 in promissory notes (the “Old Debt”) were exchanged for a new $3,000,000, 8% interest promissory note (“New Promissory Note”), due by July 8, 2024 which is now in default. As the lender did not receive any consideration for the reduction of the debt, the transaction is treated as a troubled debt restructure under ASC 470-60. The note is due on demand in the event of default. During the year ended June 30, 2024, a gain on troubled debt restructure of $3,371,441 was recognized on the exchange of the Old Debt for the New Promissory Note.

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

Effective June 30, 2022, the Company and Pivotal amended the Agreement and the Pivotal Note to provide for the following:

1.	During the development phase of the bipolar plate, the payments under the Pivotal Note would be $15,000 on December 31, 2022 (paid), and $25,000 every six months thereafter;
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

3.

Pivotal agreed to issue 2,000,000 shares of its common stock (on a pro-rata basis) to all Company shareholders owning at least 12,500 shares of the Company’s common stock. The 2,000,000 Pivotal shares of common stock are to be held in trust (no later than September 15, 2024) for the benefit of those shareholders of record entitled to the shares. The shares shall be distributed to the shareholders of record no later than December 31, 2027, subject to compliance with applicable federal and state securities laws and regulations; and

4.	Pivotal and the Company agreed to mutual general releases.

The Company is not aware of the current market value of the Pivotal shares and can provide no assurances that Pivotal will be able to issue the shares to Company shareholders in compliance  with applicable federal and state securities laws. Shareholders should consider this uncertainty in evaluating an investment in the Company.

As a result of the above, the Company reduced dividends payable by $36,481 and the mandatorily redeemable preferred stock liability by $100,000 during the year ended June 30, 2024 and recognized a gain on extinguishment of preferred share obligations of $136,481.

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

Item 14. Principal Accountant Fees and Services.

Because the Board does not have a separate audit committee, the Board pre-approves all audit and permissible non-audit services on a case-by-case basis. The following table sets forth the aggregate fees paid for or accrued by the Company for audit and other services provided by its principal accountant for the fiscal years ended 2024 and 2023:

	2024 ($)(2)	2023 ($)(2)
Audit Fees (1)	43,500	10,000
Audit Related Fees
Tax Fees
All Other Fees
Total	43,500	10,000

(1)

Audit fees – these fees relate to the annual audits and quarterly reviews of our financial statements as well as services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	2024 fees represent fees paid to Salberg & Company P.A. 2023 fees represent fees paid to Dale Matheson Car-Hilton Labonte LLP.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

	Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date		Number	Herewith
3.1	Articles of Incorporation	10-12G	7/24/23		3.1
3.1(a)	Certificate of Designation of the Rights, Preferences and Privileges of Series B Convertible Preferred Stock	8-K	12/4/18		3.1
3.1(b)	Certificate of Amendment – Increase Authorized Capital	10-K	9/26/24		3.1(B)
3.2	Bylaws, as amended and restated on December 31, 1997	10-QSB	3/31/06		3.04
4.1	Description of Securities					Filed
10.1	Technology Asset Purchase Agreement dated September 9, 2019	8-K	9/11/19		10.1
10.2	Amendment No. 1 To Technology Asset Purchase Agreement	10-12G	7/24/23		10.2
10.3	Form of Promissory Note and Security Agreement – SBI and Oasis	10-12G	7/24/23		10.3
10.4	Form of Convertible Promissory Note dated May 12, 2017 – SBI	10-12G	7/24/23		10.4
10.5	Form of Convertible Promissory Note dated May 16, 2017 – Oasis	8-K	6/8/17		10.2
10.6	Form of Equity Purchase Agreement dated May 19, 2017 – Oasis	8-K	6/8/17		10.1
10.7	Promissory Note dated February 21, 2019	10-12G	7/24/23		10.7
10.8	Convertible Promissory Note – JMJ Financial	10-12G	7/24/23		10.8
10.9	Convertible note modification – SBI	10-12G	7/24/23		10.9
10.10	Convertible note modification – Oasis	10-12G	7/24/23		10.10
10.11	Professional Services Agreement - Ascentaur, as Amended	10-12G	7/24/23		10.11
10.12	Extension to Professional Services Agreement - Ascentaur	10-K	9/26/24		10.12
10.13	Termination Agreement and Release – Pivotal	10-K	9/26/24		10.13
10.14	Assignment Agreement and Release – Pivotal and Series B Holder	10-K	9/26/24		10.14
16.1	Letter from DMCL LLP	8-K	10/17/24		16.1
21.1	List of Subsidiaries	10-12G	7/24/23		21.1
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					Furnished
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Copies of this Form 10-K (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at Integral Technologies, Inc., 3605 Eastside Park Road, Suite 1, Evansville, IL 47715.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integral Technologies, Inc.

Dated:	June 9, 2025	By:	/s/ Douglas Bathauer
Douglas Bathauer, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	June 9, 2025	By:	/s/ Douglas Bathauer
Douglas Bathauer, Director

Dated:	June 9, 2025	By:	/s/ James Eagan
James Eagan, Director