Form 10-Q
period 2024-09-30
INTEGRAL TECHNOLOGIES INC
filed 2025-07-03
CIK 1018281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 246,135,391 shares of common stock are issued and outstanding as of July 3, 2025.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “we,” “our,” “us,” and similar terms refer to Integral Technologies, Inc., a Nevada corporation.

Integral Technologies, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2024 (Unaudited)	June 30, 2024
ASSETS

Current assets:
Cash	$1,350	$1,869
Total assets	$1,350	$1,869

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,642,814	$1,619,449
Related party payable	1,146,333	1,108,708
Dividend payable	1,824	1,824
Notes payable and accrued interest	4,259,865	4,168,540
Mandatorily redeemable preferred stock, at redemption value	5,000	5,000
Deferred revenue	-	-
Convertible debentures	74,000	74,000
Total liabilities	7,129,836	6,977,521

Stockholders’ deficit:
Common stock and paid in capital in excess of $0.001 par value, 1,000,000,000 shares authorized, 246,135,391 issued and outstanding as of September 30, 2024 and June 30, 2024	61,457,574	61,457,574
Preferred stock and paid-in capital in excess of $0.001 par value, 20,000,000 shares authorized, 2 and 42 issued and outstanding as of September 30, 2024 and June 30, 2024	-	-
Share subscriptions and obligations to issue shares	61,250	61,250
Accumulated deficit	(68,647,310)	(68,494,476)
Total stockholders’ deficit	(7,128,486)	(6,975,652)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$1,350	$1,869

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30, 2024	Three months ended September 30, 2023

Revenue	$-	$6,655

Operating expenses:
Selling, general, and administrative expenses	71,509	68,382
Total operating expense	(71,509)	(68,382)
Loss from operations	(71,509)	(61,727)

Other income (expense):
Gain on troubled debt restructure	-	3,371,441
Gain on extinguishment of preferred share obligations	-	136,481
Interest expense	(81,325)	(79,846)
Total other income (expense)	(81,325)	3,428,076
Income (loss) before income taxes	(152,834)	3,366,349
Provision for income tax	-	-
Net income (loss)	$(152,834)	$3,366,349
Net Income (Loss) per share – basic and diluted	$(0.00)	$0.01
Weighted average number of common shares outstanding	246,135,391	246,135,391

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholder’s Deficit

Three Months Ended September 30, 2024 and 2023

(Unaudited)

	Number of Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Number of Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Shares Subscriptions and Obligations to Issue Shares	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balance June 30, 2023	246,135,391	$61,457,574	42	$-	$61,250	$-	$(71,375,059)	$(9,856,235)

Extinguishment of preferred share obligations			(40)
Net income for the period	-	-	-	-	-	-	3,366,349	3,366,349
Balance September 30, 2023	246,135,391	$61,457,574	2	$-	$61,250	$-	$(68,008,710)	$(6,489,886)

Balance June 30, 2024	246,135,391	$61,457,574	2	$-	$61,250	$-	$(68,494,476)	$(6,975,652)

Net loss for the period	-	-	-	-	-	-	(152,834)	(152,834)
Balance September 30, 2024	246,135,391	$61,457,574	2	$-	$61,250	$-	$(68,647,310)	$(7,128,486)

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

Three Months Ended September 30, 2024 and 2023

(Unaudited)

	Three months ended September 30, 2024	Three months ended September 30, 2023
Cash flows from operating activities:
Net income (loss)	$(152,834)	$3,366,349
Deferred revenues	-	(455)
Interest on debt	81,325	79,846
Gain on troubled debt restructuring (Note 9 and 10)	-	(3,371,441)
Gain on extinguishment of preferred shares (Note 4)	-	(136,481)
Changes in working capital:
Accounts payable and accrued liabilities	23,365	14,664
Related party payable	37,625	35,000

Net cash used in operating activities	(10,519)	(12,518)

Cash flows from financing activities:
Proceeds from loans	10,000	-
Repayment of loans	-	(2,300)
Net cash provided (used) by financing activities	10,000	(2,300)

Increase (decrease) in cash	(519)	(14,818)
Cash, beginning of period	1,869	22,124
Cash, end of period	$1,350	$7,306

Supplemental cash flow information:
Interest paid	$-	$-

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2024 and 2023
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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending June 30, 2025 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 filed with the Securities and Exchange Commission on June 9, 2025.

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

Basic and diluted net earnings (loss) per share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. There were no common stock equivalents outstanding for the three months ended September 30, 2024 and 2023.

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

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2024 and 2023
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

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $nil for the three months ended September 30, 2024 and 2023.

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

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Unaudited)

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

In November 2023, FASB issued a new standard to improve reportable segment disclosures (ASU) 2023-07. The guidance expands the disclosures required for reportable segments in our annual and interim consolidated financial statements, primarily through enhanced disclosures about significant segment expenses. The standard will be effective for us beginning with our annual reporting for fiscal year 2025 and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of this standard on our segment disclosures. The Company has included a disclosure of reportable segments for the three months ended September 30, 2024 and 2023 (see Note 8).

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

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Unaudited)

NOTE 3 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $152,834 for the three months ended September 30, 2024 (2023 –net income - $3,366,349), and an accumulated deficit of $68,647,310 ( June 30, 2024 –$68,494,476) and a working capital deficiency of $7,128,486 as at September 30, 2024 ( June 30, 2024 - $6,975,652). The Company does not have sufficient revenue-producing activities to fund its expenditure requirements to continue to advance researching, developing and commercializing its conductive plastics technology, ElectriPlast. The Company estimates that it does not have sufficient funding to continue operating activities; however, the Company has been able to raise funding on an as needed basis to continue to function. The lack of cash flow raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report.

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

The Company determined that due to uncertainty of collection, any payments received under the agreement are recognized on date of receipt. Total revenues recognized pursuant to the Asset Purchase Agreement with Pivotal for the three months ended September 30, 2024 was $nil (2023 - $6,655).

On September 15, 2023, Pivotal and the Company entered into a termination agreement; whereby the Company forgave and mutually release Pivotal from any and all obligations under the Asset Purchase Agreement, in exchange for terminating its 40 preferred shares of the Company and releasing the Company from any and all shareholder obligations and accrued dividends. Further, Pivotal will be issuing 2,000,000 of its shares on a pro-rata basis to Integral shareholders on record. As a result, the Company reduced dividends payable by $36,481 and the mandatorily redeemable preferred stock liability by $100,000 during the three months ended September 30, 2024 and recognized a gain on extinguishment of preferred share obligations of $nil ( September 30, 2023 - $136,481).

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common stock

During the three months ended September 30, 2024 and 2023, there were no common share transactions.

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

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Unaudited)

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

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

The mandatorily redeemable preferred stock liability (“MRPSL”) of $105,000 has been recognized at the issuance date. On September 15, 2023, pursuant to a termination agreement with the investor (See Note 4), the investor returned to the Company, 40 preferred shares, which were cancelled. As a result, the Company has reduced the MRPSL by $100,000 and reduced its dividends payable by $36,481. As of September 30, 2024, redeemable preferred stock dividends payable was $1,824 ( June 30, 2024 - $1,824) and MRPSL was $5,000 ( June 30, 2024 - $5,000).

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

Stock options, warrants and restricted shares

The Company has no options, warrants or restricted shares issued and outstanding as of September 30, 2024 and June 30, 2024.

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

(c)

On February 21, 2019, the Company entered into a promissory note for total proceeds of $80,000. The promissory note bears interest at 2% per month and matures on November 21, 2019. As additional consideration to the holder, the Company must also issue 1,000,000 common shares within 180 days of the promissory note. As at September 30, 2024 and June 30, 2024, these shares have not been issued and the due date fair value of $20,000 has been recognized within obligation to issue shares within equity

The three obligations above are reflected as share subscriptions and obligations to issue shares within equity.

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Unaudited)

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

All U.S. institution amounts are covered by FDIC insurance as of September 30, 2024. Management deems any related risk to be minimal.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

As of September 30, 2024, $1,146,333 ( June 30, 2024 - $1,108,708) was owed to the Company's executives for outstanding managements fees, consulting fees and business-related reimbursements and are without interest or stated terms of repayment.

During the three months ended September 30, 2024, the Company accrued salaries of $37,500 (2023 - $37,500) to the Company’s executives, recognized within related party payable.

On September 9, 2019, the Company entered into a technology and asset purchase agreement with a Company with management in common, refer to Note 4 for details. During the three months ended September 30, 2024, the Company received payments of $nil (2023 - $6,655) for license fees as part of the Asset Purchase Agreement.

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Unaudited)

NOTE 8 - SEGMENT INFORMATION

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s chief operating decision maker (“CODM”) and relied upon when making decisions regarding resource allocation and assessing performance. When evaluating the Company’s financial performance, the CODM reviews total revenues, total expenses, and expenses by functional classification, using this information to make decisions on a company-wide basis.

The Company operates in two reportable segments (see below). The CODM for the Company is the Chief Executive Officer (the “CEO”). The Company’s CEO reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. Accordingly, the Company has determined that it has two reportable operating segments structure. At present, the Company no sources of revenue and has no specific business plan or purpose. The CEO uses aggregate net loss to allocate resources towards its operating segment(s). The measure of segment assets is reported on the consolidated balance sheets as total assets.

The Company’s CODM, the Chief Executive Officer, evaluates how the Company views and measures its performance. ASC 280, Segment Reporting establishes the standards for reporting information about segments in financial statements. After consideration of this criteria, the CODM has determined that there are two reportable segments, consisting of Bring Reporting Current and Pivotal.

Bring Reporting Current represents the Company’s sole current goal of catching up on its public Company filings and maintaining its issuer status and consists of legal, professional, audit and management fee expenses incurred towards this mission.

Pivotal was the Company’s ongoing license revenues which were discontinued in the prior year. This revenue stream required no effort or expenses on behalf of the Company and were recognized when paid up to the termination of the agreement.

The Company measures segment performance to allocate its resources towards the Bring Reporting Current segment. Total asset information by segment is not provided to, or reviewed by, the CODM as it is not used to make strategic decisions, allocate resources or assess performance.

The following table summarizes the reportable segments of the Company for the three months ended September 30, 2024:

	Bring Reporting Current	Pivotal	Total

Revenue	$-	$-

Related expenses:
Consulting, audit and professional	34,009	-	34,009
Management fees	37,500	-	37,500

Total expenses	(71,509)	-	(71,509)
Net income (loss) from segment	(71,509)	-	(71,509)

Other income (expense):
Gain on troubled debt restructure	-	-	-
Gain on extinguishment of preferred share obligations	-	-	-
Interest expense	(81,325)	-	(81,325)
Total other income (expense)	(81,325)	-	(81,325)
Net income (loss)	$(152,834)	$-	$(152,834)

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Unaudited)

NOTE 8 - SEGMENT INFORMATION (CONTINUED)

The following table summarizes the reportable segments of the Company for the three months ended September 30, 2023:

	Bring reporting current	Pivotal	Total

Revenue	$-	$6,655	6,655

Related expenses:
Consulting, audit and professional	30,882	-	30,882
Management fees	37,500	-	37,500

Total expenses	(68,382)	-	(68,382)
Net income (loss) from segment	(68,382)	6,655	(61,727)

Other income (expense):
Gain on troubled debt restructure	3,371,441	-	3,371,441
Gain on extinguishment of preferred share obligations	136,481	-	136,481
Interest expense	(79,846)	-	(79,846)
Total other income (expense)	3,428,076	-	3,428,076
Net income (loss)	$3,359,694	$6,655	3,366,349

NOTE 9 - CONVERTIBLE DEBENTURES

On July 1, 2023, all of the issued and outstanding Convertible debt of $6,142,793 together with $228,648 in promissory notes (the “Old Debt”) were exchanged for a new $3,000,000, 8% interest promissory note (“New Promissory Note”), due by July 8, 2024 which is now in default. As the lender did not receive any consideration for the reduction of the debt, the transaction was treated as a troubled debt restructure under ASC 470-60. The note is due on demand in the event of default. During the three months ended September 30, 2024, a gain on troubled debt restructure of $nil ( September 30, 2023 - $3,371,441) was recognized on the exchange of the Old Debt for the New Promissory Note.

JMJ Financial

On November 16, 2017, the Company entered into a debt agreement with JMJ Financial. A total of $200,000 was received. The convertible debenture became due on May 15, 2018. As of September 30, 2024, and June 30, 2023, $74,000 remains due.

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

On March 25, 2021, the Company’s common shares were suspended from trading. As a result, the Company is not able to satisfy the conversion rights under the convertible debt agreements, the fair values of all derivative liabilities have been measured at $nil as at September 30, 2024 and June 30, 2024.

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2024 and 2023
(Unaudited)

NOTE 10 – NOTES PAYABLE

As of September 30, 2024, the Company had the following loan agreements outstanding, summarized as follows:

Original debt	Accrued interest as of September 30, 2024	Cumulative Total balance settled through cash	Balance due as of September 30, 2024	Interest rate	Inception	Original due date
$	$	$	$
352,400	244,825	(20,000)	577,225	10%	August 2017	May 2017*
80,000	139,300	(82,100)	137,200	$2,300 per month until repaid	November 2019	August 2020*
90,000	107,200	-	197,200	$1,600 per month until repaid	November 2019	August 2020*
3,000,000	300,493	-	3,300,493	8%	July 1, 2023	May 1, 2024*
35,000	2,631	-	37,631	8%	October 23, 2023	August 23, 2024*
10,000	116		10,116	8%	August 8, 2024	June 8, 2025**
3,567,400	794,565	(102,100)	4,259,865

* As of September 30, 2024, these notes were in default and are due on demand.

** As of June 8, 2025, this note became in default and became due on demand.

As of September 30, 2024, a total of $4,259,865 of principal and interest is in default and due on demand.

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

Integral Technologies, Inc.
Notes to the Unaudited Condensed Consolidated Financial Statements
September 30, 2024 and 2023
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated interim financial statements (the “financial statements”), and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. The following discussion and analysis compares our consolidated results of operations for the three months ended September 30, 2024 (the “2024 Quarter”) with those for the three months ended September 30, 2023 (the “2023 Quarter”). All dollar amounts and percentages presented herein have been rounded to approximate values.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements”. These statements include, among other things, statements regarding our anticipation of ramping up our search for target or partner, as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially and adversely from those reflected in the forward-looking statements. These risks include the inability of our consultant or management to locate an acquisition target and even if successful that management will be able to negotiate any such transaction on favorable terms and the lack of funding to continue meeting our SEC filing obligations as well as other ongoing costs. No assurance can be given that the actual results will be consistent with the forward-looking statements. Investors should read carefully the factors described in the “Risk Factors” section of the Company’s filings with the SEC, including the Company’s Form 10-K for the year ended June 30, 2024 for information regarding risk factors that could affect the Company’s results. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Going concern

We have experienced losses from operations since inception and have never generated positive cash flow. The success of our business plan during the next 12 months and beyond will be contingent upon obtaining sufficient financing to cover our operating costs and growth initiatives. This is because we do not anticipate generating material revenue from operations in the short term nor being able to raise capital (prior to consummating a business combination). As of the filing date of this report, the Company had approximately $4,300,000 of outstanding debt, including accrued interest, penalties and other fees due under the notes and convertible debentures. The reports from our independent registered public accounting firm for the fiscal year ended June 30, 2024, and prior years include an explanatory paragraph stating the Company has recurring net losses from operations, negative operating cash flows, does not yet generate revenue from operations and will need additional working capital for ongoing operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to obtain sufficient funding and/or generate material revenue to fund our operations and business plan, our business, prospects, financial condition and results of operations will be materially and adversely affected, we may be unable to continue as a going concern in which case you in turn would lose your investment.

Results of Operations

During the three months ended September 30, 2024, the Company’s net loss of $152,834 decreased by $3,519,183 compared to a net income of $3,366,349 for the three months ended September 30, 2023, primarily as a result of the following:

●	Selling, general and administrative expenses increased by $3,127 due to the Company incurring additional fees related to catching up its financial statement filing obligations;

●	Interest expense increased by $1,479 due primarily to an increasing amount of debt;

●

During comparative three nine months ended September, 2023, the Company recognized a gain on troubled debt restructure of debt of $3,371,441 and gain on extinguishment of preferred share obligations of $136,481;

○

The gain on troubled debt restructure arose due to SBI exchanging its convertible debt with a balance of $6,142,793 together with existing promissory notes totaling $228,648 for a new $3,000,000, 8% interest promissory note.

○

On September 15, 2023, the Company cancelled and returned to treasury, 40 preferred shares resulting in a gain on extinguishment of preferred share redemption value liability of $100,000 and dividend payable liability of $36,481.

●	Revenues decreased by $6,655 due to the Company terminating its contract with Pivotal;

Liquidity and Capital Resources

We are out of cash, and for the past two years we have been relying on loans from our current lenders. We currently have approximately $4.3 million in outstanding debt including accrued interest. Management has expressed substantial doubt about our ability to continue as a going concern during the three months ended September 30, 2024, unless we can raise the required capital or generate material revenue to fund our operations. We do not believe that we will be able to raise any capital until such time as we are able to execute on a new business plan.

Net Cash used in Operating Activities:

During the three months ended June 30, 2024, net cash used in operating activities was $10,519 as compared to $12,518 for the three months ended September 30, 2023, due to fluctuations in the timing of professional and filing fees incurred.

Cash Used in Investing Activities:

During the three months ended September 30, 2024 and 2023, there were no investing activities.

Cash Flows from Financing Activities:

During the three months ended September 30, 2024, net cash provided by financing activities was $10,000 as compared to cash used of $2,300 for the three months ended September 30, 2023, attributable to debt repayments.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. For the three months ended September 30, 2024, there were no accounting estimates the Company considers critical.

We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our unaudited condensed consolidated financial statements for the three months ended September 30, 2024, and Note 2 to our audited consolidated financial statements appearing in our 2024 10-K.

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

Integral Technologies, Inc.

July 3, 2025	By:	/s/ Douglas Bathauer
Douglas Bathauer, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)