Form 10-Q
period 2025-03-31
INTEGRAL TECHNOLOGIES INC
filed 2025-08-25
CIK 1018281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 246,135,391 shares of common stock are issued and outstanding as of August 25, 2025.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “we,” “our,” “us,” and similar terms refer to Integral Technologies, Inc., a Nevada corporation.

Integral Technologies, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2025 (Unaudited)	June 30, 2024
ASSETS

Current assets:
Cash	$11,173	$1,869
Total assets	$11,173	$1,869

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,695,499	$1,619,449
Related party payable	1,221,533	1,108,708
Dividend payable	1,824	1,824
Notes payable and accrued interest	4,508,113	4,168,540
Mandatorily redeemable preferred stock, at redemption value	5,000	5,000
Convertible debentures	74,000	74,000
Total liabilities	7,505,969	6,977,521

Stockholders’ deficit:
Common stock and paid in capital in excess of $0.001 par value, 1,000,000,000 shares authorized, 246,135,391 issued and outstanding as of March 31, 2025 and June 30, 2024	61,457,574	61,457,574
Preferred stock and paid-in capital in excess of $0.001 par value, 20,000,000 shares authorized, 2 and 42 issued and outstanding as of March 31, 2025 and June 30, 2024	-	-
Share subscriptions and obligations to issue shares	61,250	61,250
Accumulated deficit	(69,013,620)	(68,494,476)
Total stockholders’ deficit	(7,494,796)	(6,975,652)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$11,173	$1,869

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31, 2025	Three months ended March 31, 2024	Nine months ended March 31, 2025	Nine months ended March 31, 2024

Revenue	$-	$-	$-	$7,055

Operating expenses:
Selling, general, and administrative expenses	110,489	40,377	274,571	208,151
Total operating expense:	(110,489)	(40,377)	(274,571)	(208,151)
Loss from operations:	(110,489)	(40,377)	(274,571)	(201,096)

Other income (expense):
Gain on troubled debt restructure	-	-	-	3,371,441
Gain on extinguishment of preferred share obligations	-	-	-	136,481
Interest expense	(81,269)	(80,544)	(244,573)	(241,422)
Total other income (expense)	(81,269)	(80,544)	(244,573)	3,266,500
Income (loss) before income taxes	(191,758)	(120,921)	(519,144)	3,065,404
Provision for income tax	-	-	-	-
Net income (loss)	$(191,758)	$(120,921)	$(519,144)	$3,065,404
Net Income (Loss) per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$0.01
Weighted average number of common shares outstanding	246,135,391	246,135,391	246,135,391	246,135,391

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholder’s Deficit

Three and Nine Months Ended March 31, 2025 and 2024

(Unaudited)

	Number of Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Number of Shares of Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Shares Subscriptions and Obligations to Issue Shares	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit
Balance June 30, 2023	246,135,391	$61,457,574	42	$-	$61,250	$-	$(71,375,059)	$(9,856,235)

Extinguishment of preferred share obligations			(40)
Net income for the period	-	-	-	-	-	-	3,366,349	3,366,349
Balance September 30, 2023	246,135,391	$61,457,574	2	$-	$61,250	$-	$(68,008,710)	$(6,489,886)
Net income for the period	-	-	-	-	-	-	(180,024)	(180,024)
Balance December 31, 2023	246,135,391	$61,457,574	2	$-	$61,250	$-	$(68,188,734)	$(6,669,910)

Net income for the period	-	-	-	-	-	-	(120,921)	(120,921)
Balance March 31, 2024	246,135,391	$61,457,574	2	$-	$61,250	$-	$(68,309,655)	$(6,790,831)

Balance June 30, 2024	246,135,391	$61,457,574	2	$-	$61,250	$-	$(68,494,476)	$(6,975,652)

Net loss for the period	-	-	-	-	-	-	(152,834)	(152,834)
Balance September 30, 2024	246,135,391	$61,457,574	2	$-	$61,250	$-	$(68,647,310)	$(7,128,486)

Net loss for the period	-	-	-	-	-	-	(174,552)	(174,552)
Balance December 31, 2024	246,135,391	$61,457,574	2	$-	$61,250	$-	$(68,821,862)	$(7,303,038)

Net loss for the period	-	-	-	-	-	-	(191,758)	(191,758)
Balance March 31, 2025	246,135,391	$61,457,574	2	$-	$61,250	$-	$(69,013,620)	$(7,494,796)

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended March 31, 2025 and 2024

(Unaudited)

	Nine months ended March 31, 2025	Nine months ended March 31, 2024
Cash flows from operating activities:
Net income (loss)	$(519,144)	$3,065,404
Deferred revenues	-	(455)
Interest on debt	244,573	241,422
Gain on troubled debt restructuring (Note 9 and 10)	-	(3,371,441)
Gain on extinguishment of preferred shares (Note 4)	-	(136,481)
Changes in working capital:
Accounts payable and accrued liabilities	76,050	44,664
Related party payable	112,825	110,090

Net cash used in operating activities	(85,696)	(46,797)

Cash flows from financing activities:
Proceeds from loans	95,000	35,000
Repayment of loans	-	(2,300)
Net cash provided (used) by financing activities	95,000	32,700

Increase (decrease) in cash	9,304	(14,097)
Cash, beginning of period	1,869	22,124
Cash, end of period	$11,173	$8,027

Supplemental cash flow information:
Interest paid	$-	$-

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2025

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending June 30, 2025 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 filed with the Securities and Exchange Commission on June 9, 2025.

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

Basic and diluted net earnings (loss) per share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. There were no common stock equivalents outstanding for the nine months ended March 31, 2025 and 2024.

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

Tabl
e of Contents

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2025

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $nil for the three and nine months ended March 31, 2025 and 2024.

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

March 31, 2025

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

In November 2023, FASB issued a new standard to improve reportable segment disclosures (ASU) 2023-07. The guidance expands the disclosures required for reportable segments in our annual and interim consolidated financial statements, primarily through enhanced disclosures about significant segment expenses. The standard will be effective for us beginning with our annual reporting for fiscal year 2025 and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of this standard on our segment disclosures. The Company has included a disclosure of reportable segments for the nine months ended March 31, 2025, and 2024 (see Note 8).

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

T
able of Contents

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

NOTE 3 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $519,144 for the nine months ended March 31, 2025 (2024 –net income - $3,065,404), and an accumulated deficit of $69,013,620 ( June 30, 2024 –$68,494,476) and a working capital deficiency of $7,494,796 as at March 31, 2025 ( June 30, 2024 - $6,975,652). The Company does not have sufficient revenue-producing activities to fund its expenditure requirements to continue to advance researching, developing and commercializing its conductive plastics technology, ElectriPlast. The Company estimates that it does not have sufficient funding to continue operating activities; however, the Company has been able to raise funding on an as needed basis to continue to function. The lack of cash flow raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report.

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

The Company determined that due to uncertainty of collection, any payments received under the agreement are recognized on date of receipt. Total revenues recognized pursuant to the Asset Purchase Agreement with Pivotal for the nine months ended March 31, 2025 was $nil (2024 - $7,055).

On September 15, 2023, Pivotal and the Company entered into a termination agreement; whereby the Company forgave and mutually release Pivotal from any and all obligations under the Asset Purchase Agreement, in exchange for terminating its 40 preferred shares of the Company and releasing the Company from any and all shareholder obligations and accrued dividends. Further, Pivotal will be issuing 2,000,000 of its shares on a pro-rata basis to Integral shareholders on record. As a result, the Company reduced dividends payable by $36,481 and the mandatorily redeemable preferred stock liability by $100,000 during the nine months ended March 31, 2025 and recognized a gain on extinguishment of preferred share obligations of $nil ( March 31, 2024 - $136,481).

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common stock

During the nine months ended March 31, 2025 and 2024, there were no common share transactions.

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

March 31, 2025

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

The mandatorily redeemable preferred stock liability (“MRPSL”) of $105,000 has been recognized at the issuance date. On September 15, 2023, pursuant to a termination agreement with the investor (See Note 4), the investor returned to the Company, 40 preferred shares, which were cancelled. As a result, the Company has reduced the MRPSL by $100,000 and reduced its dividends payable by $36,481. As of March 31, 2025, redeemable preferred stock dividends payable was $1,824 ( June 30, 2024 - $1,824) and MRPSL was $5,000 ( June 30, 2024 - $5,000).

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

Stock options, warrants and restricted shares

The Company has no options, warrants or restricted shares issued and outstanding as of March 31, 2025 and June 30, 2024.

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

(c)

On February 21, 2019, the Company entered into a promissory note for total proceeds of $80,000. The promissory note bears interest at 2% per month and matures on November 21, 2019. As additional consideration to the holder, the Company must also issue 1,000,000 common shares within 180 days of the promissory note. As at March 31, 2025, and June 30, 2024, these shares have not been issued and the due date fair value of $20,000 has been recognized within obligation to issue shares within equity

The three obligations above are reflected as share subscriptions and obligations to issue shares within equity.

Table of Cont
ents

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2025

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

All U.S. institution amounts are covered by FDIC insurance as of March 31, 2025. Management deems any related risk to be minimal.

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

NOTE 7 - RELATED PARTY TRANSACTIONS

As of March 31, 2025, $1,221,533 ( June 30, 2024 - $1,108,708) was owed to the Company's executives for outstanding managements fees, consulting fees and business-related reimbursements and are without interest or stated terms of repayment.

During the nine months ended March 31, 2025, the Company accrued salaries of $112,500 (2024 - $112,500) to the Company’s executives, recognized within related party payable.

On September 9, 2019, the Company entered into a technology and asset purchase agreement with a Company with management in common, refer to Note 4 for details. During the nine months ended March 31, 2025, the Company recognized $nil (2024 - $7,055) for license fees as part of the Asset Purchase Agreement.

Table o
f Contents

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2025

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

The following table summarizes the reportable segments of the Company for the nine months ended March 31, 2025:

	Bring Reporting Current	Pivotal	Total

Revenue	$-	$-

Related expenses:
Consulting, audit and professional	162,071	-	162,071
Management fees	112,500	-	112,500

Total expenses	(274,571)	-	(274,571)
Net income (loss) from segment	(274,571)	-	(274,571)

Other income (expense):
Interest expense	(244,573)	-	(244,573)
Total other income (expense)	(244,573)	-	(244,573)
Net income (loss)	$(519,144)	$-	$(519,144)

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

NOTE 8 - SEGMENT INFORMATION (CONTINUED)

The following table summarizes the reportable segments of the Company for the nine months ended March 31, 2024:

	Bring reporting current	Pivotal	Total

Revenue	$-	$7,055	7,055

Related expenses:
Consulting, audit and professional	95,651	-	95,651
Management fees	112,500	-	112,500

Total expenses	(208,151)	-	(208,151)
Net income (loss) from segment	(208,151)	7,055	(201,096)

Other income (expense):
Gain on troubled debt restructure	3,371,441	-	3,371,441
Gain on extinguishment of preferred share obligations	136,481	-	136,481
Interest expense	(241,422)	-	(241,422)
Total other income (expense)	3,266,500	-	3,266,500
Net income (loss)	$3,058,349	$7,055	3,065,404

NOTE 9 - CONVERTIBLE DEBENTURES

On July 1, 2023, all of the issued and outstanding Convertible debt of $6,142,793 together with $228,648 in promissory notes (the “Old Debt”) were exchanged for a new $3,000,000, 8% interest promissory note (“New Promissory Note”), due by July 8, 2024 which is now in default. As the lender did not receive any consideration for the reduction of the debt, the transaction was treated as a troubled debt restructure under ASC 470-60. The note is due on demand in the event of default. During the nine months ended March 31, 2025, a gain on troubled debt restructure of $nil ( March 31, 2024 - $3,371,441) was recognized on the exchange of the Old Debt for the New Promissory Note.

JMJ Financial

On November 16, 2017, the Company entered into a debt agreement with JMJ Financial. A total of $200,000 was received. The convertible debenture became due on May 15, 2018. As of March 31, 2025 and June 30, 2024, $74,000 remains due.

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

On March 25, 2021, the Company’s common shares were suspended from trading. As a result, the Company is not able to satisfy the conversion rights under the convertible debt agreements, the fair values of all derivative liabilities have been measured at $nil as at March 31, 2025 and June 30, 2024.

Tab
le of Contents

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

NOTE 10 – NOTES PAYABLE

As of March 31, 2025, the Company had the following loan agreements outstanding, summarized as follows:

Original debt	Accrued interest as of March 31, 2025	Cumulative Total balance settled through cash	Balance due as of March 31, 2025	Interest rate	Inception	Original due date

$352,400	$261,445	$(20,000)	$593,845	10%	August 2017	May 2017*
80,000	153,100	(82,100)	151,000	$2,300 per month until repaid	November 2019	August 2020*
90,000	116,800	-	206,800	$1,600 per month until repaid	November 2019	August 2020*
3,000,000	420,164	-	3,420,164	8%	July 1, 2023	May 1, 2024*
35,000	4,027	-	39,027	8%	October 23, 2023	August 23, 2024*
10,000	515		10,515	8%	August 8, 2024	June 8, 2025**
35,000	1,258	-	36,258	8%	October 18, 2024	August 18, 2025
50,000	504		50,504	8%	February 13, 2025	November 13, 2025

$3,652,400	$957,813	$(102,100)	$4,508,113

* As of March 31, 2024, these notes were in default and are due on demand.

** As of June 8, 2025, this note became in default and became due on demand.

As of March 31, 2025, a total of $4,508,113 of principal and interest is in default and due on demand.

As of June 30, 2024, the Company had the following loan agreements outstanding, summarized as follows:

Original debt	Accrued interest as of June 30, 2024	Cumulative Total balance settled through cash	Balance due as of June 30, 2024	Interest rate	Inception	Original due date

$352,400	$236,515	$(20,000)	$568,915	10%	August 2017	May 2017*
80,000	132,400	(82,100)	130,300	$2,300 per month until repaid	November 2019	August 2020*
90,000	102,400	-	192,400	$1,600 per month until repaid	November 2019	August 2020*
3,000,000	240,000	-	3,240,000	8%	July 1, 2023	May 1, 2024**
35,000	1,925	-	36,925	8%	Multiple	Multiple***
$3,557,400	$713,240	$(102,100)	$4,168,540

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated interim financial statements (the “financial statements”), and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. The following discussion and analysis compares our consolidated results of operations for the nine months ended March 31, 2025 (the “2025 Quarter”) with those for the nine months ended March 31, 2024 (the “2024 Quarter”). All dollar amounts and percentages presented herein have been rounded to approximate values.

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

Going concern

We have experienced losses from operations since inception and have never generated positive cash flow. The success of our business plan during the next 12 months and beyond will be contingent upon obtaining sufficient financing to cover our operating costs and growth initiatives. This is because we do not anticipate generating material revenue from operations in the short term nor being able to raise capital (prior to consummating a business combination). As of the filing date of this report, the Company had approximately $4,500,000 of outstanding debt, including accrued interest, penalties and other fees due under the notes and convertible debentures. The reports from our independent registered public accounting firm for the fiscal year ended June 30, 2024, and prior years include an explanatory paragraph stating the Company has recurring net losses from operations, negative operating cash flows, does not yet generate revenue from operations and will need additional working capital for ongoing operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to obtain sufficient funding and/or generate material revenue to fund our operations and business plan, our business, prospects, financial condition and results of operations will be materially and adversely affected, we may be unable to continue as a going concern in which case you in turn would lose your investment.

Results of Operations

During the nine months ended March 31, 2025, the Company’s net loss of $519,144 decreased by $3,584,548 compared to a net income of $3,065,404 for the nine months ended March 31, 2024, primarily as a result of the following:

●

Selling, general and administrative expenses increased by $66,420 due to the Company incurring less fees associated to catching up its financial statement filing obligations and cleaning up the Company;

●	Interest expense increased by $3,151 due primarily to an increasing amount of debt;

●

During comparative nine months ended March 31, 2024, the Company recognized a gain on troubled debt restructure of debt of $3,371,441 and gain on extinguishment of preferred share obligations of $136,481;

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

During the three months ended March 31, 2025, the Company’s net loss of $191,758 increased by $70,837 compared to a net loss of $120,921 for the three months ended March 31, 2024, primarily as a result of the following:

●

Selling, general and administrative expenses increased by $70,112 due to the Company incurring additional fees associated to catching up its financial statement filing obligations and cleaning up the Company;

●	Interest expense increased by $725 due primarily to an increasing amount of debt;

Liquidity and Capital Resources

We are out of cash, and for the past two years we have been relying on loans from our current lenders. We currently have approximately $4.6 million in outstanding debt including accrued interest. Management has expressed substantial doubt about our ability to continue as a going concern during the nine months ended March 31, 2025, unless we can raise the required capital or generate material revenue to fund our operations. We do not believe that we will be able to raise any capital until such time as we are able to execute on a new business plan.

Net Cash used in Operating Activities:

During the nine months ended March 31, 2025, net cash used in operating activities was $85,696 as compared to $46,797 for the nine months ended March 31, 2024, due to fluctuations in the timing of professional and filing fees incurred.

Cash Used in Investing Activities:

During the nine months ended March 31, 2025 and 2024, there were no investing activities.

Cash Flows from Financing Activities:

During the nine months ended March 31, 2025, net cash provided by financing activities was $95,000 as compared to $32,700 net cash used on financing activities for the nine months ended March 31, 2024, attributable to debt repayments.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. For the nine months ended March 31, 2025, there were no accounting estimates the Company considers critical.

We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our unaudited condensed consolidated financial statements for the nine months ended March 31, 2025, and Note 2 to our audited consolidated financial statements appearing in our 2024 10-K.

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

Integral Technologies, Inc.

August 25, 2025	By:	/s/ Douglas Bathauer
Douglas Bathauer, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)