Form 10-K
period 2025-06-30
INTEGRAL TECHNOLOGIES INC
filed 2025-12-03
CIK 1018281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The number of shares outstanding of the registrant’s classes of common stock as of December 2, 2025 was 246,135,391.

true

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

Employees

As of December 2, 2025, we had one officer and two directors and no employees.

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

We have experienced losses from operations since inception and have never generated positive cash flow. The success of our business plan during the next 12 months and beyond will be contingent upon obtaining sufficient financing to cover our operating costs and growth initiatives. This is because we do not anticipate generating material revenue from operations in the short term nor being able to raise capital (prior to consummating a business combination). As of the filing date of this report, the Company had approximately $4,690,000 of outstanding debt, including accrued interest, penalties and other fees due under the notes and convertible debentures. The reports from our independent registered public accounting firm for the fiscal year ended June 30, 2025, and prior years include an explanatory paragraph stating the Company has recurring net losses from operations, negative operating cash flows, does not yet generate revenue from operations, has a working capital deficit at June 30, 2025, and will need additional working capital for ongoing operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to obtain sufficient funding and/or generate material revenue to fund our operations and business plan, our business, prospects, financial condition and results of operations will be materially and adversely affected, we may be unable to continue as a going concern in which case you in turn would lose your investment.

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

Holders

As of December 2, 2025, there were approximately 290 holders of record of our common stock. This number does not include beneficial owners who hold shares at broker/dealers in “street-name”.

Dividends

As of December 2, 2025, the Company has accrued $1,824 in dividends on its preferred stock. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, and other factors as deemed relevant by our Board of Directors.

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

During the year ended June 30, 2025, the Company’s net loss of $713,361 decreased by $3,593,944 compared to net income of $2,880,583 for the year ended June 30, 2024, primarily as a result of the following:

●	Selling, general and administrative expenses increased by $57,958 due to the Company increasing spending towards catching up its financial statement filing obligations;

●	Interest expense increased by $5,156 due primarily to the new promissory notes entered into during the year;

●	During the year ended June 30, 2024, the Company recognized a gain on troubled debt restructure of $3,371,441 and gain on extinguishment of preferred share obligations of $136,481;

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

●	Gain on extinguishment of liabilities decreased by $15,853 as there were none in the current year and reflects writing off old liabilities that are beyond the statute of limitations;

●	Revenues decreased by $7,055 due to the Company terminating its contract with Pivotal during the year ended June 30, 2024.

Liquidity and Capital Resources

The Company has experienced significant liquidity constraints and has been primarily dependent on financing from existing debt holders for the past two fiscal years. We currently have approximately $4,690,000 in outstanding debt including accrued interest of which a significant portion of it is in default. As reflected in the Financial Statements contained elsewhere in this Form 10-K, management has expressed substantial doubt about our ability to continue as a going concern during the fiscal year ended June 30, 2025, unless we can raise the required capital or generate material revenue to fund our operations. We do not believe that we will be able to raise any capital until such time as we conduct a business combination.

Company’s Series B Preferred Stock (“Series B”) Certificate of Designation restricts the Company’s ability to issue “senior” securities to the Series B.  The Company has no intention of issuing securities that have liquidation rights greater than the Series B.

Net Cash used by Operating Activities:

During the year ended June 30, 2025, net cash used in operating activities was $101,968 as compared to $52,955 for the year ended June 30, 2024, due to fluctuations in the timing of professional and filing fees incurred.

Cash Used in Investing Activities:

During the year ended June 30, 2025 and 2024, there were no investing activities.

Cash Flows from Financing Activities:

During the year ended June 30, 2025, net cash provided by financing activities was $120,000 as compared to $32,700 for the year ended June 30, 2024, attributable to debt financing raised, offset by debt repayments.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. For the year ended June 30, 2025, management has determined that there were no accounting estimates that would be considered critical under applicable SEC guidance.

We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our consolidated financial statements for the year ended June 30, 2025.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data.

Integral technologies, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Integral Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Integral Technologies, Inc. and subsidiary (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended June 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial positions of the Company as of June 30, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the two years ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had a net loss and cash used in operating activities of $713,361 and $101,968, respectively, in fiscal 2025 and has an accumulated deficit and working capital deficiency of $69,207,837 and $7,689,013 as of June 30, 2025. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2023.

Boca Raton, Florida

December 2, 2025

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7326

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Integral Technologies, Inc.

Consolidated Balance Sheets

	June 30, 2025	June 30, 2024

ASSETS
Current assets:
Cash	$19,901	$1,869
Total assets	$19,901	$1,869

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,753,345	$1,619,449
Related party payable	1,259,084	1,108,708
Dividend payable	1,824	1,824
Notes payable and accrued interest	4,615,661	4,168,540
Mandatorily redeemable preferred stock, at redemption value	5,000	5,000
Convertible debentures	74,000	74,000
Total liabilities	7,708,914	6,977,521

Stockholders’ deficit:
Common stock and paid in capital in excess of $0.001 par value, 1,000,000,000 shares authorized, 246,135,391 issued and outstanding as of June 30, 2025 and 2024	61,457,574	61,457,574
Series B Preferred stock and paid-in capital in excess of $0.001 par value, 20,000,000 shares authorized, 2 and 2 issued and outstanding as of June 30, 2025 and June 30, 2024	-	-
Share subscriptions and obligations to issue shares	61,250	61,250
Accumulated deficit	(69,207,837)	(68,494,476)
Total stockholders’ deficit	(7,689,013)	(6,975,652)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$19,901	1,869

The accompanying notes are an integral part of the consolidated financial statements.

Integral Technologies, Inc.

Consolidated Statements of Operations

Years ended June 30, 2025 and 2024

	2025	2024

Revenue	$-	$7,055

Operating expenses:
Selling, general, and administrative expenses	386,240	328,282
Total operating expenses:	(386,240)	(328,282)
Loss from operations:	(386,240)	(321,227)

Other income (expense):
Gain on troubled debt restructure	-	3,371,441
Gain on extinguishment of preferred share obligations	-	136,481
Gain on extinguishment of liabilities	-	15,853
Interest expense	(327,121)	(321,965)
Total other income (expense)	(327,121)	3,201,810
Income (loss) before income taxes	(713,361)	2,880,583
Provision for income tax	-	-
Net income (loss)	$(713,361)	$2,880,583
Net income (loss) per share – basic and diluted	$(0.00)	$0.01
Weighted average number of common shares outstanding	246,135,391	246,135,391

The accompanying notes are an integral part of the consolidated financial statements.

Integral Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

Years ended June 30, 2025 and 2024

	Number of Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Number of Shares of Series B Preferred Stock Issued	Preferred Stock and Paid-in Capital in Excess of Par	Shares Subscriptions and Obligations to Issue Shares	Accumulated Deficit	Total Stockholders' Deficit
Balance June 30, 2023	246,135,391	$61,457,574	42	$-	$61,250	$(71,375,059)	$(9,856,235)

Extinguishment of preferred share obligations	-	-	(40)	-	-	-	-
Net income for the year	-	-	-	-	-	2,880,583	2,880,583
Balance June 30, 2024	246,135,391	$61,457,574	2	$-	$61,250	$(68,494,476)	$(6,975,652)

Net loss for the year	-	-	-	-	-	(713,361)	(713,361)
Balance June 30, 2025	246,135,391	$61,457,574	2	$-	$61,250	$(69,207,837)	$(7,689,013)

The accompanying notes are an integral part of the consolidated financial statements.

Integral Technologies, Inc.

Consolidated Statements of Cash Flows

Year ended June 30, 2025 and 2024

	2025	2024
Cash flows from operating activities:
Net income (loss)	$(713,361)	$2,880,583
Items not involving cash
Deferred revenues	-	(455)
Interest on convertible debentures	-	-
Interest on debt	327,121	321,965
Gain on troubled debt restructuring (Note 10 and 11)	-	(3,371,441)
Gain on extinguishment of preferred shares (Note 4)	-	(136,481)
Gain on extinguishment of liabilities (Note 12)	-	(15,853)
Changes in working capital:
Accounts payable and accrued liabilities	133,896	121,062
Related party payable	150,376	147,665

Net cash used in operating activities	(101,968)	(52,955)

Cash flows from financing activities:
Proceeds of loans	120,000	35,000
Repayment of loans	-	(2,300)
Net cash provided by financing activities	120,000	32,700

Increase (decrease) in cash	18,032	(20,255)
Cash, beginning of year	1,869	22,124
Cash, end of year	$19,901	$1,869

Supplemental cash flow information:
Interest paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

Year ended June 30, 2025 and 2024

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

Basic and diluted net earnings (loss) per share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. There were no common stock equivalents outstanding for the year ended June 30, 2025 and 2024.

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
Year ended June 30, 2025 and 2024

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

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $nil for the years ended June 30, 2025, and 2024.

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
Year ended June 30, 2025 and 2024

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

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40).” ASU 2020-06 reduces the number of accounting models for convertible debt instruments by eliminating the cash conversion and beneficial conversion models. The diluted net income per share calculation for convertible instruments will require the Company to use the if-converted method. For contracts in an entity’s own equity, the type of contracts primarily affected by this update are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement conditions of the derivative scope exception. This update simplifies the related settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 was adopted July 1, 2024 and there was no effect to reported amounts as a result of adoption, for the Company and the provisions of this update can be adopted using either the modified retrospective method or a fully retrospective method. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year.

In November 2023, FASB issued a new standard to improve reportable segment disclosures (ASU) 2023-07. The guidance expands the disclosures required for reportable segments in our annual and interim consolidated financial statements, primarily through enhanced disclosures about significant segment expenses. The standard will be effective for us beginning with our annual reporting for fiscal year 2025 and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of this standard on our segment disclosures. The Company has included a disclosure of reportable segments for the year ended June 30, 2025, and 2024 (see Note 9).

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

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements
Year ended June 30, 2025 and 2024

NOTE 3 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $713,361 for the year ended June 30, 2025 (2024 – net income of $2,880,583), cash used in operations during the year ended June 30, 2025 of $101,968 (2024 - $52,955) and an accumulated deficit of $69,207,837 ( June 30, 2024 – $68,494,476) and a working capital deficiency of $7,689,013 as at June 30, 2025 ( June 30, 2024 - $6,975,652). While the Company currently lacks sufficient funding for continued operations, it has historically been able to raise capital on an as-needed basis to maintain operations. The lack of cash flow raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report.

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

The Company determined that due to uncertainty of collection, any payments received under the agreement are recognized on date of receipt. Total revenues recognized pursuant to the Asset Purchase Agreement with Pivotal for the year ended June 30, 2025 was $nil (2024 – $7,055).

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

NOTE 5 - STOCKHOLDERS’ DEFICIT

Common stock

During the year ended June 30, 2025 and 2024, there were no common share transactions.

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
Year ended June 30, 2025 and 2024

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

Any accrued but unpaid interest or dividends related to the Shares may also be converted into common stock at the discretion of the Board of Directors.

The Company also has the option to call the Shares and purchase some or all of the Series B Preferred Stock owned by investors at any time at on a pro rata, nearest whole share basis. The redemption value of the Shares is $2,500 per Share (subject to adjustments for stock dividends, splits, combinations and similar events) (the “Redemption Value”). On the date 36 months from the issuance date of the Shares, if not already converted to common, the Company shall redeem the Shares at the Redemption Value and pay all accrued but unpaid dividends and interest to the extent assets are available. There have been no redemptions.

The mandatorily redeemable preferred stock liability (“MRPSL”) of $105,000 has been recognized at the issuance date. On September 15, 2023, pursuant to a termination agreement with the investor (See Note 4), the investor returned to the Company, 40 preferred shares, which were cancelled. As a result, during the year ended June 30, 2024, the Company has reduced the MRPSL by $100,000 and reduced its dividends payable by $36,481. As of June 30, 2025 and 2024, redeemable preferred stock dividends payable was $1,824 and MRPSL was $5,000.

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

Stock options, warrants and restricted shares

The Company has no options, warrants or restricted shares issued and outstanding as of June 30, 2025 and 2024.

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

(c)

On February 21, 2019, the Company entered into a promissory note for total proceeds of $80,000. The promissory note bears interest at 2% per month and matures on November 21, 2019. As additional consideration to the holder, the Company must also issue 1,000,000 common shares within 180 days of the promissory note. As at June 30, 2025 and 2024, these shares have not been issued and the due date fair value of $20,000 has been recognized within obligation to issue shares within equity.

The three obligations above totaling $61,250; are reflected as share subscriptions and obligations to issue shares within equity.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements
Year ended June 30, 2025 and 2024

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

All U.S. institution amounts are covered by FDIC insurance as of June 30, 2025. Management deems any related risk to be minimal.

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

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements
Year ended June 30, 2025 and 2024

NOTE 7 – INCOME TAXES

The provision for income taxes consists of the following at June 30:

	2025	2024

Current expense	-	-
Deferred expense/(Benefit)	372,000	219,000
Inc/ (Dec) in valuation expense	(372,000)	(219,000)
Total provision for income tax	$-	$-

The total provision differs from the amount computed by applying federal rates to loss before income taxes due to the following at June 30:

	2025	2024

Provision for income tax at the statutory rate of 21%	(150,000)	605,000

Increase (Decrease) in taxes due to:
Change in valuation allowance	(372,000)	(219,000)
Expiration of net operating loss carry forwards	453,000	286,000
Permanent Differences	69,000	(672,000)
Total provision for income tax	$-	$-

The Company has used a federal statutory rate of 21%. The Company has no material state tax liabilities, so no provision for state income tax is needed.

Deferred tax assets and liabilities reflect the tax effects of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The Company has net deferred income tax assets which have been reduced to zero through a valuation allowance because of uncertainties relating to utilization of future tax benefits. The increase/(decrease) in the valuation allowance for the years ended June 30, 2025, and 2024, are respectively ($372,000) and ($219,000).

The components of the net deferred income tax assets, calculated at an effective rate of 21%, are as follows at June 30:

	2025	2024

Noncurrent deferred tax assets	-	-
Net operating loss carry forwards	8,335,000	8,707,000
Valuation allowance	(8,335,000)	(8,707,000)
Net deferred tax asset/ (liability)	$-	$-

For tax purposes, the Company has unused net operating losses available for carry forwards to future tax years. At June 30, 2025, the Company has net operating loss carry forwards of approximately $40,000,000 which expire 2026 – 2045 and $3,000,000 that can be carried forward indefinitely.

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

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements
Year ended June 30, 2025 and 2024

NOTE 8 - RELATED PARTY TRANSACTIONS

As of June 30, 2025, $1,259,084 ( June 30, 2024 - $1,108,708) was owed to two of the Company's executives for outstanding managements fees, consulting fees and business-related reimbursements and are without interest or stated terms of repayment.

During the year ended June 30, 2025, the Company accrued salaries of $150,000 (2024 - $150,000) to the two Company executives, recognized within related party payable.

On September 9, 2019, the Company entered into a technology and asset purchase agreement with a Company with management in common, refer to Note 4 for details. During the year ended June 30, 2025, the Company received payments of $nil (2024 - $7,055) for license fees as part of the Asset Purchase Agreement.

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

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements
Year ended June 30, 2025 and 2024

NOTE 9 - SEGMENT INFORMATION (CONTINUED)

The following table summarizes the reportable segments of the Company for the year ended June 30, 2025:

	Bring Reporting Current	Pivotal	Total

Revenue	$-	$-

Related expenses:
Consulting, audit and professional	236,240	-	236,240
Management fees	150,000	-	150,000
Total expenses	(386,240)	-	(386,240)
Net loss from segments	(386,240)	-	(386,240)

Other expense:
Interest expense	(327,121)	-	(327,121)
Total other expense	(327,121)	-	(327,121)
Net loss from segments	$(713,361)	$-	$(713,361)

The following table summarizes the reportable segments of the Company for the year ended June 30, 2024:

	Bring reporting current	Pivotal	Total

Revenue	$-	$7,055	7,055

Related expenses:
Consulting, audit and professional	178,282	-	178,282
Management fees	150,000	-	150,000
Total expenses	(328,282)	-	(328,282)
Net income (loss) from segments	(328,282)	7,055	(321,227)

Other income (expense):
Gain on troubled debt restructure	3,371,441	-	3,371,441
Gain on extinguishment of preferred share obligations	136,481	-	136,481
Gain on extinguishment of liabilities	15,853	-	15,853
Interest expense	(321,965)	-	(321,965)
Total other income	3,201,810	-	3,201,810
Net income	$2,873,528	$7,055	2,880,583

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements
Year ended June 30, 2025 and 2024

NOTE 10 - CONVERTIBLE DEBENTURES

On July 1, 2023, all of the issued and outstanding Convertible debt of $6,142,793 together with $228,648 in promissory notes (the “Old Debt”) were exchanged for a new $3,000,000, 8% interest promissory note (“New Promissory Note”), due by May 1, 2024 which is now in default. As the lender did not receive any consideration for the reduction of the debt, the transaction is treated as a troubled debt restructure under ASC 470-60. The note is due on demand in the event of default. During the year ended June 30, 2024, a gain on troubled debt restructure of $3,371,441 was recognized on the exchange of the Old Debt for the New Promissory Note.

As of June 30, 2025, the Company’s convertible debentures of $74,000 were held with JMJ and are summarized as follows:

JMJ Financial

On November 16, 2017, the Company entered into a debt agreement with JMJ Financial for $200,000. The convertible debenture matured on May 15, 2018 and is currently in default. As of June 30, 2025 and 2024, $74,000 of principal remains outstanding.

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

On March 25, 2021, the Company’s common shares were suspended from trading. As a result, the Company is not able to satisfy the conversion rights under the convertible debt agreements, the fair values of all derivative liabilities have been measured at $nil as at June 30, 2025 and 2024.

On June 30, 2023, SBI acquired all of the issued and outstanding convertible debt of L2 Capital, reflected above and on July 1, 2023, exchanged all of the convertible debt for an 8% interest promissory note described above.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements
Year ended June 30, 2025 and 2024

NOTE 11 – NOTES PAYABLE

As of June 30, 2025, the Company had the following loan agreements outstanding, summarized as follows:

Original debt	Accrued interest as of June 30, 2025	Cumulative Total balance settled through cash	Balance due as of June 30, 2025	Interest rate	Inception	Original due date

$352,400	$269,755	$(20,000)	$602,155	10%	August 2017	May 2017*
80,000	160,000	(82,100)	157,900	$2,300 per month until repaid	November 2019	August 2020*
90,000	121,600	-	211,600	$1,600 per month until repaid	November 2019	August 2020*
3,000,000	480,000	-	3,480,000	8%	July 1, 2023	May 1, 2024*
35,000	4,725	-	39,725	8%	October 23, 2023	August 23, 2024*
10,000	714	-	10,714	8%	August 8, 2024	June 8, 2025*
35,000	1,956	-	36,956	8%	October 18, 2024	August 18, 2025**
50,000	1,501	-	51,501	8%	February 13, 2025	December 13, 2025
25,000	110	-	25,110	8%	June 10, 2025	April 10, 2026

$3,677,400	$1,040,361	$(102,100)	$4,615,661

* As of June 30, 2025, these notes were in default and are due on demand.

** As of August 18, 2025, this note became in default and became due on demand.

As of June 30, 2025, a total of $4,502,094 of principal and interest is in default and due on demand.

As of June 30, 2024, the Company had the following loan agreements outstanding, summarized as follows:

Original debt	Accrued interest as of June 30, 2024	Cumulative Total balance settled through cash	Balance due as of June 30, 2024	Interest rate	Inception	Original due date

$352,400	$236,515	$(20,000)	$568,915	10%	August 2017	May 2017*
80,000	132,400	(82,100)	130,300	$2,300 per month until repaid	November 2019	August 2020*
90,000	102,400	-	192,400	$1,600 per month until repaid	November 2019	August 2020*
3,000,000	240,000	-	3,240,000	8%	July 1, 2023	May 1, 2024*
35,000	1,925	-	36,925	8%	October 23, 2023	August 23, 2024**
$3,557,400	$713,240	$(102,100)	$4,168,540

* As of June 30, 2024, these notes were in default and are due on demand.

** As of August 23, 2024, this note became in default and became due on demand.

Integral Technologies, Inc.
Notes to the Consolidated Financial Statements
Year ended June 30, 2025 and 2024

NOTE 12 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

During the year ended June 30, 2025, the Company wrote off $nil ( June 30, 2024 - $15,853) in vendor liabilities that were beyond the statue of limitations and no longer met the definition of a liability. This amount is reflected as a gain on extinguishment of liabilities.

NOTE 13 - SUBSEQUENT EVENTS

The Company entered into promissory notes for additional funding. The note bears interest at 8% per annum and is due 10 months after issuance. The proceeds of these promissory notes shall be used solely for costs associated with bringing the Company’s filings current and resuming trading. The promissory notes creates a lien on, and grant a first priority security interest in, all of the Company’s assets. The date and amount of the promissory notes are as follows:

►	September 5, 2025 - $40,000

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

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” as of June 30, 2025, the end of the period covered by this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

On June 10, 2025, the Company issued SBI Investments, LLC 2014-1 (“SBI”) a $25,000 secured promissory note in consideration for $25,000. The secured promissory note: (i) is not convertible, (ii) is due 10 months from the issuance date and (iii) pays 8% interest per annum on the maturity date.

During the three months ended June 30, 2025, no director or officer of the company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) or Regulation S-K.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Company's officers and directors, and persons who own more than 10% of a registered class of our Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received or written representations from certain reporting persons, we believe that, during the year ended June 30, 2025, all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were timely complied with by such persons.

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

Item 11. Executive Compensation.

The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, to or for Integral’s principal executive officer and two other highest paid executive officers (collectively, the “Named Executive Officers”), during the fiscal years ended June 30, 2025, and 2024.

Name and Principal Position	Fiscal Year Ended June 30	Salary $	Bonus $	Stock Awards $	Options Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
James Eagan	2025	75,000	-	-	-	-	-	-	75,000
Chairman, Director and CEO of wholly owned subsidiary ElectriPlast Corp.	2024	75,000	-	-	-	-	-	-	75,000

Doug Bathauer	2025	75,000	-	-	-	-	-	-	75,000
CEO, Treasurer, CFO and Director	2024	75,000	-	-	-	-	-	-	75,000

Mr. Eagan and Mr. Bathauer are each compensated $75,000 per year under oral agreements.  As of June 30, 2025, Messrs. Eagan and Bathauer had accrued $634,084 and $625,000, respectively, in unpaid compensation. There is no other compensation due to our executives and directors including any salaries, management fees, consulting fees or business related reimbursements.

Director Compensation

The directors of the Company have not received any compensation paid, distributed nor accrued from the Company for the last two fiscal years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of Integral’s voting stock beneficially owned as of December 2, 2025 by (i) those persons known by Integral to be owners of more than 5% of Integral’s common stock, (ii) each director of Integral, (iii) all Named Executive Officers (as defined in Item 11), and (iv) all executive officers and directors of Integral as a group:

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

On July 1, 2023, all of the issued and outstanding Convertible debt of $6,142,793 together with $228,648 in promissory notes (the “Old Debt”) were exchanged for a new $3,000,000, 8% interest promissory note (“New Promissory Note”), due by July 8, 2024 which is now in default. As the lender did not receive any consideration for the reduction of the debt, the transaction is treated as a troubled debt restructure under ASC 470-60. The note is due on demand in the event of default. During the year ended June 30, 2025 and 2024, a gain on troubled debt restructure of $0 and $3,371,441 was recognized on the exchange of the Old Debt for the New Promissory Note.

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

Item 14. Principal Accountant Fees and Services.

Because the Board does not have a separate audit committee, the Board pre-approves all audit and permissible non-audit services on a case-by-case basis. The following table sets forth the aggregate fees paid for or accrued by the Company for audit and other services provided by its principal accountant for the fiscal years ended 2025 and 2024:

	2025 ($)(2)	2024 ($)(2)
Audit Fees (1)	44,300	43,500
Audit Related Fees
Tax Fees
All Other Fees
Total	44,300	43,500

(1)

Audit fees – these fees relate to the annual audits and quarterly reviews of our financial statements as well as services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	2025 and 2024 fees represent fees paid to Salberg & Company P.A.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

	Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date		Number	Herewith
3.1	Articles of Incorporation	10-12G	7/24/23		3.1
3.1(a)	Certificate of Designation of the Rights, Preferences and Privileges of Series B Convertible Preferred Stock	8-K	12/4/18		3.1
3.1(b)	Certificate of Amendment – Increase Authorized Capital	10-K	9/26/24		3.1(B)
3.2	Bylaws, as amended and restated on December 31, 1997	10-QSB	3/31/06		3.04
4.1	Description of Securities					Filed
10.1	Technology Asset Purchase Agreement dated September 9, 2019	8-K	9/11/19		10.1
10.2	Amendment No. 1 To Technology Asset Purchase Agreement	10-12G	7/24/23		10.2
10.3	Form of Promissory Note and Security Agreement – SBI and Oasis	10-12G	7/24/23		10.3
10.4	Form of Convertible Promissory Note dated May 12, 2017 – SBI	10-12G	7/24/23		10.4
10.5	Form of Convertible Promissory Note dated May 16, 2017 – Oasis	8-K	6/8/17		10.2
10.6	Form of Equity Purchase Agreement dated May 19, 2017 – Oasis	8-K	6/8/17		10.1
10.7	Promissory Note dated February 21, 2019	10-12G	7/24/23		10.7
10.8	Convertible Promissory Note – JMJ Financial	10-12G	7/24/23		10.8
10.9	Convertible note modification – SBI	10-12G	7/24/23		10.9
10.10	Convertible note modification – Oasis	10-12G	7/24/23		10.10
10.11	Professional Services Agreement - Ascentaur, as Amended	10-12G	7/24/23		10.11
10.12	Extension to Professional Services Agreement - Ascentaur	10-K	9/26/24		10.12
10.13	Termination Agreement and Release – Pivotal	10-K	9/26/24		10.13
10.14	Assignment Agreement and Release – Pivotal and Series B Holder	10-K	9/26/24		10.14
16.1	Letter from DMCL LLP	8-K	10/17/24		16.1
21.1	List of Subsidiaries	10-12G	7/24/23		21.1
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					Furnished
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Integral Technologies, Inc.

Dated: December 3, 2025	By:	/s/ Douglas Bathauer
Douglas Bathauer, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 3, 2025	By:	/s/ Douglas Bathauer
Douglas Bathauer, Director

Dated: December 3, 2025	By:	/s/ James Eagan
James Eagan, Director