Form 10-Q
period 2025-09-30
INTEGRAL TECHNOLOGIES INC
filed 2025-12-18
CIK 1018281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 246,135,391 shares of common stock are issued and outstanding as of December 18, 2025.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “we,” “our,” “us,” and similar terms refer to Integral Technologies, Inc., a Nevada corporation.

Integral Technologies, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2025 (Unaudited)	June 30, 2025
ASSETS

Current assets:
Cash	$2,937	$19,901
Total assets	$2,937	$19,901

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,773,997	$1,753,345
Related party payable	1,296,584	1,259,084
Dividend payable	1,824	1,824
Notes payable and accrued interest	4,739,509	4,615,661
Mandatorily redeemable preferred stock, at redemption value	5,000	5,000
Convertible debentures	74,000	74,000
Total liabilities	7,890,914	7,708,914

Stockholders’ deficit:
Common stock and paid in capital in excess of $0.001 par value, 1,000,000,000 shares authorized, 246,135,391 issued and outstanding as of September 30, 2025 and June 30, 2025	61,457,574	61,457,574
Series B Preferred stock and paid-in capital in excess of $0.001 par value, 20,000,000 shares authorized, 2 and 2 issued and outstanding as of September 30, 2025 and June 30, 2025	-	-
Share subscriptions and obligations to issue shares	61,250	61,250
Accumulated deficit	(69,406,801)	(69,207,837)
Total stockholders’ deficit	(7,887,977)	(7,689,013)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$2,937	$19,901

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.

Condensed Consolidated Statements of Operations

Three Months ended September 30, 2025 and 2024

(Unaudited)

	2025	2024

Operating expenses:
Selling, general, and administrative expenses	115,116	71,509
Total operating expense:	(115,116)	(71,509)
Loss from operations:	(115,116)	(71,509)

Other income (expense):
Interest expense	(83,848)	(81,235)
Total other income (expense)	(83,848)	(81,235)
Income (loss) before income taxes	(198,964)	(152,834)
Provision for income tax	-	-
Net income (loss)	$(198,964)	$(152,834)
Net Income (Loss) per share – basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	246,135,391	246,135,391

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholder’s Deficit

Three months ended September 30, 2025 and 2024

(Unaudited)

	Number of Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Number of Shares of Preferred Stock Issued	Series B Preferred Stock and Paid-in Capital in Excess of Par	Shares Subscriptions and Obligations to Issue Shares	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit

Balance June 30, 2024	246,135,391	$61,457,574	2	$-	$61,250	$-	$(68,494,476)	$(6,975,652)

Net loss for the period	-	-	-	-	-	-	(152,834)	(152,834)
Balance September 30, 2024	246,135,391	$61,457,574	2	$-	$61,250	$-	$(68,647,310)	$(7,128,486)

Balance June 30, 2025	246,135,391	$61,457,574	2	$-	$61,250	$-	$(69,207,837)	$(7,689,013)

Net loss for the period	-	-	-	-	-	-	(198,964)	(198,964)
Balance September 30, 2025	246,135,391	$61,457,574	2	$-	$61,250	$-	$(69,406,801)	$(7,887,977)

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

Three months ended September 30, 2025 and 2024

(Unaudited)

	2025	2024
Cash flows from operating activities:
Net income (loss)	$(198,964)	$(152,834)
Deferred revenues	-	-
Interest on debt	83,848	81,325
Changes in working capital:
Accounts payable and accrued liabilities	20,652	23,365
Related party payable	37,500	37,625

Net cash used in operating activities	(56,964)	(10,519)

Cash flows from financing activities:
Proceeds from loans	40,000	10,000
Net cash provided by financing activities	40,000	10,000

Decrease in cash	(16,964)	(519)
Cash, beginning of period	19,901	1,869
Cash, end of period	$2,937	$1,350

Supplemental cash flow information:
Interest paid	$-	$-

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2025 and 2024

(Unaudited)

NOTE 1 - NATURE OF OPERATIONS

Integral Technologies, Inc. (the “Company” or “Integral”) was incorporated under the laws of the state of Nevada on February 12, 1996 and its head office is in Evansville, Indiana, USA. The Company was in the business of researching, developing and commercializing electrically-conductive resin-based materials called ElectriPlast. At present, the Company has no sources of revenue and has no specific business plan or purpose. The Company’s business plan is to seek a business combination. As a result, the Company is a “blank check” or “shell” company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending June 30, 2025 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 filed with the Securities and Exchange Commission on December 3, 2025.

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiary, Electriplast Corp. (formerly Plastenna, Inc.) (“Electriplast”). All intercompany balances and transactions have been eliminated. The Company has no active subsidiaries.

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

Basic and diluted net earnings (loss) per share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. There were no common stock equivalents outstanding for the three months ended September 30, 2025 and 2024.

Advertising

Advertising costs are charged to operations when incurred. Advertising expense was $nil for the three months ended September 30, 2025 and 2024.

Research and development

The Company expenses all research and development related expenditures as incurred.

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2025 and 2024

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2025 and 2024

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In November 2023, FASB issued a new standard to improve reportable segment disclosures (ASU) 2023-07. The guidance expands the disclosures required for reportable segments in our annual and interim consolidated financial statements, primarily through enhanced disclosures about significant segment expenses. The standard will be effective for us beginning with our annual reporting for fiscal year 2025 and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of this standard on our segment disclosures. The Company has included a disclosure of reportable segments for the three months ended September 30, 2025, and 2024 (see Note 7).

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

NOTE 3 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $198,964 for the three months ended September 30, 2025 (2024 $152,834), cash used in operations during the three months ended September 30, 2025 of $56,964 (2024 - $10,519) and an accumulated deficit of $69,406,801 ( June 30, 2025 – $69,207,837) and a working capital deficiency of $7,887,977 as at September 30, 2025 ( June 30, 2025 - $7,689,013). While the Company currently lacks sufficient funding for continued operations, it has historically been able to raise capital on an as-needed basis to maintain operations. The lack of cash flow raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report.

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

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2025 and 2024

(Unaudited)

NOTE 4 - STOCKHOLDERS’ DEFICIT

Common stock

During the three months ended September 30, 2025 and 2024, there were no common share transactions.

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

The mandatorily redeemable preferred stock liability (“MRPSL”) of $105,000 has been recognized at the issuance date. On September 15, 2023, pursuant to a termination agreement with the investor, the investor returned to the Company, 40 preferred shares, which were cancelled. As a result, during the year ended June 30, 2024, the Company has reduced the MRPSL by $100,000 and reduced its dividends payable by $36,481. As of September 30, 2025 and June 30, 2025, redeemable preferred stock dividends payable was $1,824 and MRPSL was $5,000.

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2025 and 2024

(Unaudited)

NOTE 4 - STOCKHOLDERS’ DEFICIT (CONTINUED)

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

Stock options, warrants and restricted shares

The Company has no options, warrants or restricted shares issued and outstanding as of September 30, 2025 and June 30, 2025.

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

(c)

On February 21, 2019, the Company entered into a promissory note for total proceeds of $80,000. The promissory note bears interest at 2% per month and matures on November 21, 2019. As additional consideration to the holder, the Company must also issue 1,000,000 common shares within 180 days of the promissory note. As at September 30, 2025 and June 30, 2025, these shares have not been issued and the due date fair value of $20,000 has been recognized within obligation to issue shares within equity.

The three obligations above, totaling $61,250, are reflected as share subscriptions and obligations to issue shares within equity.

NOTE 5 -RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

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

All U.S. institution amounts are covered by FDIC insurance as of September 30, 2025. Management deems any related risk to be minimal.

Interest rate risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2025 and 2024

(Unaudited)

NOTE 5 -RISK MANAGEMENT AND FINANCIAL INSTRUMENTS (CONTINUED)

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

The Company requires significant additional funding to meet its operational costs in fiscal year 2026 and beyond.

Financing transactions may include the issuance of equity securities, obtaining additional credit facilities, licensing proprietary technology or other financing mechanisms. However, the Company’s shares are not currently trading which has made it more difficult to obtain equity financing.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of September 30, 2025, $1,296,584 ( June 30, 2025 - $1,259,084) was owed to the Company's executives for outstanding management fees, consulting fees and business-related reimbursements and are without interest or stated terms of repayment.

During the three months ended September 30, 2025, the Company accrued salaries of $37,500 (2024 - $37,500) to the Company’s executives, recognized within related party payable.

NOTE 7 - SEGMENT INFORMATION

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

The Company operates in one reportable segment (see below). The CODM for the Company is the Chief Executive Officer (the “CEO”). The Company’s CEO reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. Accordingly, the Company has determined that it has one reportable operating segment structure. At present, the Company no sources of revenue and has no specific business plan or purpose. The CEO uses aggregate net loss to allocate resources towards its operating segment(s). The measure of segment assets is reported on the consolidated balance sheets as total assets.

The Company’s CODM, the Chief Executive Officer, evaluates how the Company views and measures its performance. ASC 280, Segment Reporting establishes the standards for reporting information about segments in financial statements. After consideration of these criteria, the CODM has determined that there is one reportable segment, consisting of Bring Reporting Current.

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2025 and 2024

(Unaudited)

NOTE 7 - SEGMENT INFORMATION (CONTINUED)

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

The following table summarizes the reportable segment of the Company for the three months ended September 30, 2025:

Bring Reporting Current

Related expenses:
Consulting, audit and professional	$77,616
Management fees	37,500

Total expenses	(115,116)
Net income (loss) from segment	(115,116)

Other income (expense):
Interest expense	(83,848)
Total other income (expense)	(83,848)
Net income (loss)	$(198,964)

The following table summarizes the reportable segment of the Company for the three months ended September 30, 2024:

Bring reporting current

Related expenses:
Consulting, audit and professional	$34,009
Management fees	37,500

Total expenses	(71,509)
Net income (loss) from segment	(71,509)

Other income (expense):
Interest expense	(81,325)
Total other income (expense)	(81,325)
Net income (loss)	$(152,834)

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2025 and 2024

(Unaudited)

NOTE 8 - CONVERTIBLE DEBENTURES

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

JMJ Financial

On November 16, 2017, the Company entered into a debt agreement with JMJ Financial. A total of $200,000 was received. The convertible debenture became due on May 15, 2018. As of September 30, 2025 and June 30, 2025, $74,000 remains due.

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

On March 25, 2021, the Company’s common shares were suspended from trading. As a result, the Company is not able to satisfy the conversion rights under the convertible debt agreements, the fair values of all derivative liabilities have been measured at $nil as at September 30, 2025 and June 30, 2025.

NOTE 9 – NOTES PAYABLE

As of September 30, 2025, the Company had the following loan agreements outstanding, summarized as follows:

Original debt	Accrued interest as of September 30, 2025	Cumulative Total balance settled through cash	Balance due as of September 30, 2025	Interest rate	Inception	Original due date

$352,400	$278,065	$(20,000)	$610,465	10%	August 2017	May 2017*
80,000	166,900	(82,100)	164,800	$2,300 per month until repaid	November 2019	August 2020*
90,000	126,400	-	216,400	$1,600 per month until repaid	November 2019	August 2020*
3,000,000	540,493	-	3,540,493	8%	July 1, 2023	May 1, 2024*
35,000	5,431	-	40,431	8%	October 23, 2023	August 23, 2024*
10,000	916	-	10,916	8%	August 8, 2024	June 8, 2025*
35,000	2,662	-	37,662	8%	October 18, 2024	August 18, 2025*
50,000	2,509	-	52,509	8%	February 13, 2025	December 13, 2025**
25,000	614	-	25,614	8%	June 10, 2025	April 10, 2026
40,000	219	-	40,219	8%	September 5, 2025	July 5, 2026

$3,717,400	$1,124,209	$(102,100)	$4,739,509

* As of September 30, 2025, these notes were in default and are due on demand.

** As of December 13, 2025, this note will be in default and will be due on demand.

As of September 30, 2025, a total of $4,621,167 of principal and interest is in default and due on demand.

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

September 30, 2025 and 2024

(Unaudited)

NOTE 9 – NOTES PAYABLE (CONTINUED)

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

NOTE 10 - SUBSEQUENT EVENT

On December 4, 2025, the Company entered into a promissory note for additional funding in the amount of $15,000. The note bears interest at 8% per annum and is due 10 months after issuance. The proceeds of this promissory note shall be used solely for costs associated with bringing the Company’s filings current and resuming trading. The promissory note creates a lien on, and grants a first priority security interest in, all of the Company’s assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated interim financial statements (the “financial statements”), and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. The following discussion and analysis compare our consolidated results of operations for the three months ended September 30, 2025 (the “2025 Quarter”) with those for the three months ended September 30, 2024 (the “2024 Quarter”). All dollar amounts and percentages presented herein have been rounded to approximate values.

Cautionary Note Regarding Forward-Looking Statements

This report contains “forward-looking statements”. These statements include, among other things, statements regarding our anticipation of ramping up our search for target or partner, as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially and adversely from those reflected in the forward-looking statements. These risks include the inability of our consultant or management to locate an acquisition target and even if successful that management will be able to negotiate any such transaction on favorable terms and the lack of funding to continue meeting our SEC filing obligations as well as other ongoing costs. No assurance can be given that the actual results will be consistent with the forward-looking statements. Investors should read carefully the factors described in the “Risk Factors” section of the Company’s filings with the SEC, including the Company’s Form 10-K for the year ended June 30, 2025 for information regarding risk factors that could affect the Company’s results. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

At present, the Company has no sources of revenue and has no specific business plan or purpose. The Company’s business plan is to seek a business combination. As a result, the Company is a “blank check” or “shell” company. Management does not intend to undertake any efforts to cause a market to develop in the Company’s securities until such time as the Company has successfully implemented its business plan and closed on a suitable business combination.

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

Going concern

We have experienced losses from operations since inception and have never generated positive cash flow. The success of our business plan during the next 12 months and beyond will be contingent upon obtaining sufficient financing to cover our operating costs and growth initiatives. This is because we do not anticipate generating material revenue from operations in the short term nor being able to raise capital (prior to consummating a business combination). As of the filing date of this report, the Company had approximately $4,800,000 of outstanding debt, including accrued interest, penalties and other fees due under the notes and convertible debentures. The reports from our independent registered public accounting firm for the fiscal year ended June 30, 2025, and prior years include an explanatory paragraph stating the Company has recurring net losses from operations, negative operating cash flows, does not yet generate revenue from operations and will need additional working capital for ongoing operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to obtain sufficient funding and/or generate material revenue to fund our operations and business plan, our business, prospects, financial condition and results of operations will be materially and adversely affected, we may be unable to continue as a going concern in which case you in turn would lose your investment.

Results of Operations

During the three months ended September 30, 2025, the Company’s net loss of $198,964 increased by $46,130 compared to a net loss of $152,834 for the three months ended September 30, 2024, primarily as a result of the following:

●

Selling, general and administrative expenses increased by $43,607 due to the Company incurring additional legal, accounting and auditor fees associated to catching up its financial statement filing obligations and cleaning up the Company; and

●	Interest expense increased by $2,613 due primarily to an increasing amount of debt.

Liquidity and Capital Resources

We are out of cash, and for the past two years we have been relying on loans from our current lenders. We currently have approximately $4.8 million in outstanding debt including accrued interest. Management has expressed substantial doubt about our ability to continue as a going concern during the three months ended September 30, 2025, unless we can raise the required capital or generate material revenue to fund our operations. We do not believe that we will be able to raise any capital until such time as we are able to execute on a new business plan.

Net Cash used in Operating Activities:

During the three months ended September 30, 2025, net cash used in operating activities was $56,964 as compared to $10,519 for the three months ended September 30, 2024, due to fluctuations in the timing of professional and filing fees incurred.

Cash Used in Investing Activities:

During the three months ended September 30, 2025 and 2024, there were no investing activities.

Cash Flows from Financing Activities:

During the three months ended September 30, 2025 and 2024, net cash provided by debt financing activities was $40,000 as compared to $10,000, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. For the three months ended September 30, 2025, there were no accounting estimates the Company considers critical.

We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our unaudited condensed consolidated financial statements for the three months ended September 30, 2025, and Note 2 to our audited consolidated financial statements appearing in our 2025 10-K.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We currently have no legal proceedings or claims from unpaid bills that may not likely have, individually or in the aggregate, a material adverse effect on business, financial condition or operating results.

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

Integral Technologies, Inc.

December 18, 2025	By:	/s/ Douglas Bathauer
Douglas Bathauer, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)