Form 10-Q
period 2025-12-31
INTEGRAL TECHNOLOGIES INC
filed 2026-02-17
CIK 1018281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 246,135,391 shares of common stock are issued and outstanding as of February 13, 2026.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “we,” “our,” “us,” and similar terms refer to Integral Technologies, Inc., a Nevada corporation.

Integral Technologies, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2025 (Unaudited)	June 30, 2025
ASSETS

Current assets:
Cash	$707	$19,901
Total assets	$707	$19,901

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,814,736	$1,753,345
Related party payable	1,334,084	1,259,084
Dividend payable	1,824	1,824
Notes payable and accrued interest	4,851,556	4,615,661
Mandatorily redeemable preferred stock, at redemption value	5,000	5,000
Convertible debentures	74,000	74,000
Total liabilities	8,081,200	7,708,914

Stockholders’ deficit:
Common stock and paid in capital in excess of $0.001 par value, 1,000,000,000 shares authorized, 246,135,391 issued and outstanding as of December 31, 2025 and June 30, 2025	61,457,574	61,457,574
Series B Preferred stock and paid-in capital in excess of $0.001 par value, 20,000,000 shares authorized, 2 and 2 issued and outstanding as of December 31, 2025 and June 30, 2025	-	-
Share subscriptions and obligations to issue shares	61,250	61,250
Accumulated deficit	(69,599,317)	(69,207,837)
Total stockholders’ deficit	(8,080,493)	(7,689,013)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$707	$19,901

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended December 31, 2025	Three months ended December 31, 2024	Six months ended December 31, 2025	Six months ended December 31, 2024

Operating expenses:
Selling, general, and administrative expenses	107,969	92,573	223,085	164,082
Total operating expense:	(107,969)	(92,573)	(223,085)	(164,082)
Loss from operations:	(107,969)	(92,573)	(223,085)	(164,082)

Other income (expense):
Interest expense	(84,547)	(81,979)	(168,395)	(163,304)
Total other income (expense)	(84,547)	(81,979)	(168,395)	(163,304)
Income (loss) before income taxes	(192,516)	(174,552)	(391,480)	(327,386)
Provision for income tax	-	-	-	-
Net income (loss)	$(192,516)	$(174,552)	$(391,480)	$(327,386)
Net Income (loss) per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding	246,135,391	246,135,391	246,135,391	246,135,391

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholder’s Deficit

Three and Six months ended December 31, 2025 and 2024

(Unaudited)

	Number of Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Number of Shares of Preferred Stock Issued	Series B Preferred Stock and Paid-in Capital in Excess of Par	Shares Subscriptions and Obligations to Issue Shares	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit

Balance June 30, 2024	246,135,391	$61,457,574	2	$-	$61,250	$-	$(68,494,476)	$(6,975,652)

Net loss for the period	-	-	-	-	-	-	(152,834)	(152,834)
Balance September 30, 2024	246,135,391	$61,457,574	2	$-	$61,250	$-	$(68,647,310)	$(7,128,486)

Net loss for the period	-	-	-	-	-	-	(174,552)	(174,552)
Balance December 31, 2024	246,135,391	$61,457,574	2	$-	$61,250	$-	$(68,821,862)	$(7,303,038)

Balance June 30, 2025	246,135,391	$61,457,574	2	$-	$61,250	$-	$(69,207,837)	$(7,689,013)

Net loss for the period	-	-	-	-	-	-	(198,964)	(198,964)
Balance September 30, 2025	246,135,391	$61,457,574	2	$-	$61,250	$-	$(69,406,801)	$(7,887,977)

Net loss for the period	-	-	-	-	-	-	(192,516)	(192,516)
Balance December 31, 2025	246,135,391	$61,457,574	2	$-	$61,250	$-	$(69,599,317)	$(8,080,493)

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

Six months ended December 31, 2025 and 2024

(Unaudited)

	2025	2024
Cash flows from operating activities:
Net income (loss)	$(391,480)	$(327,386)
Interest on debt	168,395	163,304
Changes in working capital:
Accounts payable and accrued liabilities	61,391	43,026
Related party payable	75,000	75,215

Net cash used in operating activities	(86,694)	(45,841)

Cash flows from financing activities:
Proceeds from loans	67,500	45,000
Net cash provided by financing activities	67,500	45,000

Decrease in cash	(19,194)	(841)
Cash, beginning of period	19,901	1,869
Cash, end of period	$707	$1,028

Supplemental cash flow information:
Interest paid	$-	$-

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2025 and 2024

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the year ending June 30, 2025 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 filed with the Securities and Exchange Commission on December 3, 2025.

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

Basic and diluted net earnings (loss) per share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. There were no common stock equivalents outstanding for the six months ended December 31, 2025 and 2024.

Advertising

Advertising costs are charged to operations when incurred. There was no advertising expense for the six months ended December 31, 2025 and 2024.

Research and development

The Company expenses all research and development related expenditures as incurred.

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2025 and 2024

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

December 31, 2025 and 2024

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In November 2023, FASB issued a new standard to improve reportable segment disclosures (ASU) 2023-07. The guidance expands the disclosures required for reportable segments in our annual and interim consolidated financial statements, primarily through enhanced disclosures about significant segment expenses. The standard will be effective for us beginning with our annual reporting for fiscal year 2025 and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of this standard on our segment disclosures. The Company has included a disclosure of reportable segments for the six months ended December 31, 2025, and 2024 (see Note 7).

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

NOTE 3 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $391,480 for the six months ended December 31, 2025 (2024 - $327,386), cash used in operations during the six months ended December 31, 2025 of $86,694 (2024 - $45,841) and an accumulated deficit of $69,599,317 ( June 30, 2025 – $69,207,837) and a working capital deficiency of $8,080,493 as at December 31, 2025 ( June 30, 2025 - $7,689,013). While the Company currently lacks sufficient funding for continued operations, it has historically been able to raise capital on an as-needed basis to maintain operations. The lack of cash flow raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report.

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

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2025 and 2024

(Unaudited)

NOTE 4 - STOCKHOLDERS’ DEFICIT

Common stock

During the six months ended December 31, 2025 and 2024, there were no common share transactions.

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

The mandatorily redeemable preferred stock liability (“MRPSL”) of $105,000 has been recognized at the issuance date. On September 15, 2023, pursuant to a termination agreement with the investor, the investor returned to the Company, 40 preferred shares, which were cancelled. As a result, during the year ended June 30, 2024, the Company has reduced the MRPSL by $100,000 and reduced its dividends payable by $36,481. As of December 31, 2025 and June 30, 2025, redeemable preferred stock dividends payable was $1,824 and MRPSL was $5,000.

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2025 and 2024

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

Stock options, warrants and restricted shares

The Company has no options, warrants or restricted shares issued and outstanding as of December 31, 2025 and June 30, 2025.

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

(c)

On February 21, 2019, the Company entered into a promissory note for total proceeds of $80,000. The promissory note bears interest at 2% per month and matures on November 21, 2019. As additional consideration to the holder, the Company must also issue 1,000,000 common shares within 180 days of the promissory note. As at December 31, 2025 and June 30, 2025, these shares have not been issued and the due date fair value of $20,000 has been recognized within obligation to issue shares within equity.

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

All U.S. institution amounts are covered by FDIC insurance as of December 31, 2025. Management deems any related risk to be minimal.

Interest rate risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2025 and 2024

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

NOTE 6 - RELATED PARTY TRANSACTIONS

As of December 31, 2025, $1,334,084 ( June 30, 2025 - $1,259,084) was owed to the Company's executives for outstanding management fees, consulting fees and business-related reimbursements and are without interest or stated terms of repayment.

During the six months ended December 31, 2025, the Company accrued salaries of $75,000 (2024 - $75,000) to the Company’s executives, recognized within related party payable.

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

December 31, 2025 and 2024

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

The following table summarizes the reportable segment of the Company for the six ended December 31, 2025:

Bring Reporting Current

Related expenses:
Consulting, audit and professional	$148,085
Management fees	75,000

Total expenses	(223,085)
Net income (loss) from segment	(223,085)

Other income (expense):
Interest expense	(168,395)
Total other income (expense)	(168,395)
Net income (loss)	$(391,480)

The following table summarizes the reportable segment of the Company for the six months ended December 31, 2024:

Bring reporting current

Related expenses:
Consulting, audit and professional	$89,082
Management fees	75,000

Total expenses	(164,082)
Net income (loss) from segment	(164,082)

Other income (expense):
Interest expense	(163,304)
Total other income (expense)	(163,304)
Net income (loss)	$(327,386)

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2025 and 2024

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

JMJ Financial

On November 16, 2017, the Company entered into a debt agreement with JMJ Financial. A total of $200,000 was received. The convertible debenture became due on May 15, 2018. As of December 31, 2025 and June 30, 2025, $74,000 remains due.

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

On March 25, 2021, the Company’s common shares were suspended from trading. As a result, the Company is not able to satisfy the conversion rights under the convertible debt agreements, the fair values of all derivative liabilities have been measured at $nil as at December 31, 2025 and June 30, 2025.

NOTE 9 – NOTES PAYABLE

As of December 31, 2025, the Company had the following loan agreements outstanding, summarized as follows:

Original debt	Accrued interest as of December 31, 2025	Cumulative Total balance settled through cash	Balance due as of December 31, 2025	Interest rate	Inception	Original due date

$352,400	$286,375	$(20,000)	$618,775	10%	August 2017	May 2017*
80,000	173,800	(82,100)	171,700	$2,300 per month until repaid	November 2019	August 2020*
90,000	131,200	-	221,200	$1,600 per month until repaid	November 2019	August 2020*
3,000,000	600,986	-	3,600,986	8%	July 1, 2023	May 1, 2024*
35,000	6,137	-	41,137	8%	October 23, 2023	August 23, 2024*
10,000	1,118	-	11,118	8%	August 8, 2024	June 8, 2025*
35,000	3,368	-	38,368	8%	October 18, 2024	August 18, 2025*
50,000	3,517	-	53,517	8%	February 13, 2025	December 13, 2025*
25,000	1,118	-	26,118	8%	June 10, 2025	April 10, 2026
40,000	1,026	-	41,026	8%	September 5, 2025	July 5, 2026
15,000	89	-	15,089	8%	December 4, 2025	October 4, 2026
12,500	22	-	12,522	8%	December 23, 2025	October 23, 2026

$3,744,900	$1,208,756	$(102,100)	$4,851,556

* As of December 31, 2025, these notes were in default and are due on demand.

As of December 31, 2025, a total of $4,756,801 of principal and interest is in default and due on demand.

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2025 and 2024

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

NOTE 10 - SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated interim financial statements (the “financial statements”), and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. The following discussion and analysis compare our consolidated results of operations for the six months ended December 31, 2025 (the “2025 Quarter”) with those for the six months ended December 31, 2024 (the “2024 Quarter”). All dollar amounts and percentages presented herein have been rounded to approximate values.

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

Results of Operations

During the six months ended December 31, 2025, the Company’s net loss of $391,480 increased by $64,094 compared to a net loss of $327,386 for the six months ended December 31, 2024, primarily as a result of the following:

●

Selling, general and administrative expenses increased by $59,003 due to the Company incurring additional legal, transfer agent, accounting and auditor fees associated to catching up its financial statement filing obligations and cleaning up the Company; and

●	Interest expense increased by $5,091 due primarily to an increasing amount of debt.

During the three months ended December 31, 2025, the Company’s net loss of $192,516 increased by $17,964 compared to a net loss of $174,552 for the three months ended December 31, 2024, primarily as a result of the following:

●

Selling, general and administrative expenses increased by $15,396 due to the Company incurring slightly more legal, transfer agent, accounting and auditor fees associated with catching up its financial statement filing obligations and cleaning up the Company; and

●	Interest expense increased by $2,568 due primarily to an increasing amount of debt.

Liquidity and Capital Resources

The Company is fundamentally out of cash. For the past two years, the Company has been relying on loans from its current lenders primarily to fund accounting, auditing and other costs associated with regaining compliance with its SEC filings. The Company currently has approximately $4.8 million in outstanding debt including accrued interest. Management has expressed substantial doubt about the Company’s ability to continue as a going concern during the twelve months ended December 31, 2026, unless it can raise the required capital or find a new business opportunity. As such, the Company does not believe that it will be able to raise any significant capital until such time as it is able to execute on a new business plan.

Net Cash used in Operating Activities:

During the six months ended December 31, 2025, net cash used in operating activities was $86,694 as compared to $45,841 for the six months ended December 31, 2024, due to fluctuations in the timing of professional and filing fees incurred.

Cash Used in Investing Activities:

During the six months ended December 31, 2025 and 2024, there were no investing activities.

Cash Flows from Financing Activities:

During the six months ended December 31, 2025 and 2024, net cash provided by debt financing activities was $67,500 as compared to $45,000, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. For the six months ended December 31, 2025, there were no accounting estimates the Company considers critical.

We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our unaudited condensed consolidated financial statements for the six months ended December 31, 2025, and Note 2 to our audited consolidated financial statements appearing in our 2025 10-K.

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

Integral Technologies, Inc.

February 13, 2026	By:	/s/ Douglas Bathauer
Douglas Bathauer, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)