Form 10-Q
period 2026-03-31
INTEGRAL TECHNOLOGIES INC
filed 2026-05-15
CIK 1018281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 30,766,923 shares of common stock are issued and outstanding as of May 15, 2026.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “we,” “our,” “us,” and similar terms refer to Integral Technologies, Inc., a Nevada corporation.

PART I – FINANCIAL INFORMATION

Integral Technologies, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2026 (Unaudited)	June 30, 2025
ASSETS

Current assets:
Cash	$74,032	$19,901
Total assets	$74,032	$19,901

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,809,463	$1,753,345
Related party payable	1,371,584	1,259,084
Dividend payable	1,824	1,824
Notes payable and accrued interest	5,056,158	4,615,661
Mandatorily redeemable preferred stock, at redemption value	5,000	5,000
Convertible debentures	74,000	74,000
Total liabilities	8,318,029	7,708,914

Stockholders’ deficit:
Common stock and paid in capital in excess of $0.001 par value, 2,000,000,000 shares authorized, 30,766,923 issued and outstanding as of March 31, 2026 and June 30, 2025	61,457,574	61,457,574
Series B Preferred stock and paid-in capital in excess of $0.001 par value, 20,000,000 shares authorized, 2 and 2 issued and outstanding as of March 31, 2026 and June 30, 2025	-	-
Share subscriptions and obligations to issue shares	61,250	61,250
Accumulated deficit	(69,762,821)	(69,207,837)
Total stockholders’ deficit	(8,243,997)	(7,689,013)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$74,032	$19,901

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025	Nine months ended March 31, 2026	Nine months ended March 31, 2025

Operating expenses:
Selling, general, and administrative expenses	78,902	110,489	301,987	274,571
Total operating expense:	(78,902)	(110,489)	(301,987)	(274,571)
Loss from operations:	(78,902)	(110,489)	(301,987)	(274,571)

Other income (expense):
Interest expense	(84,602)	(81,269)	(252,997)	(244,573)
Total other income (expense)	(84,602)	(81,269)	(252,997)	(244,573)
Income (loss) before income taxes	(163,504)	(191,758)	(554,984)	(519,144)
Provision for income tax	-	-	-	-
Net income (loss)	$(163,504)	$(191,758)	$(554,984)	$(519,144)
Net Income (loss) per share – basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average number of common shares outstanding	30,766,923	30,766,923	30,766,923	30,766,923

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.

Condensed Consolidated Statements of Changes in Stockholder’s Deficit

Three and Nine months ended March 31, 2026 and 2025

(Unaudited)

	Number of Shares of Common Stock Issued	Common Stock and Paid-in Capital in Excess of Par	Number of Shares of Preferred Stock Issued	Series B Preferred Stock and Paid-in Capital in Excess of Par	Shares Subscriptions and Obligations to Issue Shares	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Deficit

Balance June 30, 2024	30,766,923	$61,457,574	2	$-	$61,250	$-	$(68,494,476)	$(6,975,652)

Net loss for the period	-	-	-	-	-	-	(152,834)	(152,834)
Balance September 30, 2024	30,766,923	$61,457,574	2	$-	$61,250	$-	$(68,647,310)	$(7,128,486)

Net loss for the period	-	-	-	-	-	-	(174,552)	(174,552)
Balance December 31, 2024	30,766,923	$61,457,574	2	$-	$61,250	$-	$(68,821,862)	$(7,303,038)

Net loss for the period	-	-	-	-	-	-	(191,758)	(191,758)
Balance March 31, 2025	30,766,923	$61,457,574	2	$-	$61,250	$-	$(69,013,620)	$(7,494,796)

Balance June 30, 2025	30,766,923	$61,457,574	2	$-	$61,250	$-	$(69,207,837)	$(7,689,013)

Net loss for the period	-	-	-	-	-	-	(198,964)	(198,964)
Balance September 30, 2025	30,766,923	$61,457,574	2	$-	$61,250	$-	$(69,406,801)	$(7,887,977)

Net loss for the period	-	-	-	-	-	-	(192,516)	(192,516)
Balance December 31, 2025	30,766,923	$61,457,574	2	$-	$61,250	$-	$(69,599,317)	$(8,080,493)

Net loss for the period	-	-	-	-	-	-	(163,504)	(163,504)
Balance March 31, 2026	30,766,923	$61,457,574	2	$-	$61,250	$-	$(69,762,821)	$(8,243,997)

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.

Condensed Consolidated Statements of Cash Flows

Nine months ended March 31, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities:
Net loss	$(554,984)	$(519,144)
Interest on debt	252,997	244,573
Changes in working capital:
Accounts payable and accrued liabilities	56,118	76,050
Related party payable	112,500	112,825

Net cash used in operating activities	(133,369)	(85,696)

Cash flows from financing activities:
Proceeds from loans	187,500	95,000
Net cash provided by financing activities	187,500	95,000

Increase in cash	54,131	9,304
Cash, beginning of period	19,901	1,869
Cash, end of period	$74,032	$11,173

Supplemental cash flow information:
Interest paid	$-	$-

The accompanying unaudited condensed notes are an integral part of the unaudited condensed consolidated financial statements.

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2026 and 2025

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (all of which are of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending June 30, 2026 or for any other future period. These unaudited consolidated financial statements and the unaudited condensed notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 filed with the Securities and Exchange Commission on December 3, 2025.

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

Basic and diluted net earnings (loss) per share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. There were no common stock equivalents outstanding for the nine months ended March 31, 2026 and 2025.

Advertising

Advertising costs are charged to operations when incurred. There was no advertising expense for the nine months ended March 31, 2026 and 2025.

Research and development

The Company expenses all research and development related expenditures as incurred.

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2026 and 2025

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

March 31, 2026 and 2025

(Unaudited)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In November 2023, FASB issued a new standard to improve reportable segment disclosures (ASU) 2023-07. The guidance expands the disclosures required for reportable segments in our annual and interim consolidated financial statements, primarily through enhanced disclosures about significant segment expenses. The standard will be effective for us beginning with our annual reporting for fiscal year 2025 and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of this standard on our segment disclosures. The Company has included a disclosure of reportable segments for the nine months ended March 31, 2026, and 2025 (see Note 7).

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

NOTE 3 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $554,984 for the nine months ended March 31, 2026 (2025 - $519,144), cash used in operations during the nine months ended March 31, 2026 of $133,369 (2025 - $85,696) and an accumulated deficit of $69,762,821 ( June 30, 2025 – $69,207,837) and a working capital deficiency of $8,243,997 as at March 31, 2026 ( June 30, 2025 - $7,689,013). While the Company currently lacks sufficient funding for continued operations, it has historically been able to raise capital on an as-needed basis to maintain operations. The lack of cash flow raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report.

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

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2026 and 2025

(Unaudited)

NOTE 4 - STOCKHOLDERS’ DEFICIT

During April 2026, the Company completed a reverse stock split at a ratio of one-for-eight (1:8). As a result of the reverse stock split, every eight shares of issued and outstanding common stock were automatically combined and converted into one share of common stock, with no change in the par value per share. All share and per share amounts in these condensed consolidated interim financial statements have been retroactively adjusted to reflect the reverse stock split.

Common stock

During the nine months ended March 31, 2026 and 2025, there were no common share transactions.

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

The Shares were convertible into shares of common stock of the Company at the option of the holder on a 1:1,562 basis (subject to adjustments for stock dividends, splits, combinations and similar events) at any time within 12 to 36 months from the date of issuance of the Shares provided that the Company has enough authorized and unissued shares of common stock available for the conversion.

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

The mandatorily redeemable preferred stock liability (“MRPSL”) of $105,000 has been recognized at the issuance date. On September 15, 2023, pursuant to a termination agreement with the investor, the investor returned to the Company, 40 preferred shares, which were cancelled. As a result, during the year ended June 30, 2024, the Company has reduced the MRPSL by $100,000 and reduced its dividends payable by $36,481. As of March 31, 2026 and June 30, 2025, redeemable preferred stock dividends payable was $1,824 and MRPSL was $5,000.

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2026 and 2025

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

Series C-1 Preferred Stock

On March 13, 2026, the Company designated one Series C-1 Preferred Share with a par value of $0.001. The share has not been issued as of the reporting date and, if issued, will be used solely to approve specified capitalization amendments and will be automatically cancelled immediately thereafter for no consideration. During April 2026, following the increase in the authorized common shares, the 1 Series C-1 Preferred Stock was automatically cancelled for no consideration.

The Series C-1 Preferred Share carries voting power equal to 51% of the votes eligible to be cast on such matters and has no conversion, dividend or liquidation rights.

Stock options, warrants and restricted shares

The Company has no options, warrants or restricted shares issued and outstanding as of March 31, 2026 and June 30, 2025.

Share obligations

(a)

Pursuant to a separation agreement with a previous CFO, the Company will issue 4,500 shares of common stock with a due date fair value of $3,600 and settle all unpaid fees from July 1, 2016 to February 10, 2017 (effective date of resignation).

(b)	Pursuant to director’s agreements, the Company is obligated to issue 8,125 shares of common stock measured at the due date fair value $37,650 recognized within obligation to issue shares.

(c)

On February 21, 2019, the Company entered into a promissory note for total proceeds of $80,000. The promissory note bears interest at 2% per month and matures on November 21, 2019. As additional consideration to the holder, the Company must also issue 125,000 common shares within 180 days of the promissory note. As at March 31, 2026 and June 30, 2025, these shares have not been issued and the due date fair value of $20,000 has been recognized within obligation to issue shares within equity.

The three obligations above, totaling $61,250, are reflected as share subscriptions and obligations to issue shares within equity.

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2026 and 2025

(Unaudited)

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

All U.S. institution amounts are covered by FDIC insurance as of March 31, 2026. Management deems any related risk to be minimal.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

As of March 31, 2026 $1,371,584 ( June 30, 2025 - $1,259,084) was owed to the Company's executives for outstanding management fees, consulting fees and business-related reimbursements and are without interest or stated terms of repayment.

During the nine months ended March 31, 2026, the Company accrued salaries of $112,500 (2025 - $112,500) to the Company’s executives, recognized within related party payable.

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2026 and 2025

(Unaudited)

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

The following table summarizes the reportable segment of the Company for the nine months ended March 31, 2026:

Bring Reporting Current

Related expenses:
Consulting, audit and professional	$189,487
Management fees	112,500

Total expenses	(301,987)
Net income (loss) from segment	(301,987)

Other income (expense):
Interest expense	(252,997)
Total other income (expense)	(252,997)
Net income (loss)	$(554,984)

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2026 and 2025

(Unaudited)

NOTE 7 - SEGMENT INFORMATION (CONTINUED)

The following table summarizes the reportable segment of the Company for the nine months ended March 31, 2025:

Bring reporting current

Related expenses:
Consulting, audit and professional	$162,071
Management fees	112,500

Total expenses	(274,571)
Net income (loss) from segment	(274,571)

Other income (expense):
Interest expense	(244,573)
Total other income (expense)	(244,573)
Net income (loss)	$(519,144)

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

JMJ Financial

On November 16, 2017, the Company entered into a debt agreement with JMJ Financial. A total of $200,000 was received. The convertible debenture became due on May 15, 2018. As of March 31, 2026 and June 30, 2025, $74,000 remains due.

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

On March 25, 2021, the Company’s common shares were suspended from trading. As a result, the Company is not able to satisfy the conversion rights under the convertible debt agreements, the fair values of all derivative liabilities have been measured at $nil as at March 31, 2026 and June 30, 2025.

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2026 and 2025

(Unaudited)

NOTE 9 – NOTES PAYABLE

As of March 31, 2026, the Company had the following loan agreements outstanding, summarized as follows:

Original debt	Accrued interest as of March 31, 2026	Cumulative Total balance settled through cash	Balance due as of March 31, 2026	Interest rate	Inception	Original due date

$352,400	$294,685	$(20,000)	$627,085	10%	August 2017	May 2017*
80,000	180,700	(82,100)	178,600	$2,300 per month until repaid	November 2019	August 2020*
90,000	136,000	-	226,000	$1,600 per month until repaid	November 2019	August 2020*
3,000,000	660,164	-	3,660,164	8%	July 1, 2023	May 1, 2024*
35,000	6,827	-	41,827	8%	October 23, 2023	August 23, 2024*
10,000	1,315	-	11,315	8%	August 8, 2024	June 8, 2025*
35,000	4,058	-	39,058	8%	October 18, 2024	August 18, 2025*
50,000	4,503	-	54,503	8%	February 13, 2025	December 13, 2025*
25,000	1,611	-	26,611	8%	June 10, 2025	April 10, 2026
40,000	1,815	-	41,815	8%	September 5, 2025	July 5, 2026
15,000	385	-	15,385	8%	December 4, 2025	October 4, 2026
12,500	269	-	12,769	8%	December 23, 2025	October 23, 2026
120,000	1,026		121,026	4%	February 20, 2026	December 20, 2026

$3,744,900	$1,293,358	$(102,100)	$5,056,158

* As of March 31, 2026, these notes were in default and are due on demand.

As of March 31, 2026, a total of $4,838,552 of principal and interest is in default and due on demand.

Integral Technologies, Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

March 31, 2026 and 2025

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

NOTE 10 - SUBSEQUENT EVENTS

In April 2026, the Company filed a Certificate of Amendment with the Secretary of State of Nevada to increase the authorized shares of common stock from 1,000,000,000 to 2,000,000,000 shares and to effectuate a reverse stock split at a ratio of one-for-eight (1:8). As a result of the reverse stock split, every eight shares of issued and outstanding common stock were automatically combined and converted into one share of common stock, with no change in the par value per share. The reverse stock split was effective upon filing. All share and per share amounts in these condensed consolidated interim financial statements have been retroactively adjusted to reflect the reverse stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated interim financial statements (the “financial statements”), and the notes thereto, and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. The following discussion and analysis compare our consolidated results of operations for the nine months ended March 31, 2026 (the “2026 Quarter”) with those for the nine months ended March 31, 2025 (the “2025 Quarter”). All dollar amounts and percentages presented herein have been rounded to approximate values.

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

Going concern

We have experienced losses from operations since inception and have never generated positive cash flow. The success of our business plan during the next 12 months and beyond will be contingent upon obtaining sufficient financing to cover our operating costs and growth initiatives. This is because we do not anticipate generating material revenue from operations in the short term nor being able to raise capital (prior to consummating a business combination). As of the filing date of this report, the Company had approximately $5,100,000 of outstanding debt, including accrued interest, penalties and other fees due under the notes and convertible debentures. The reports from our independent registered public accounting firm for the fiscal year ended June 30, 2025, and prior years include an explanatory paragraph stating the Company has recurring net losses from operations, negative operating cash flows, does not yet generate revenue from operations and will need additional working capital for ongoing operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to obtain sufficient funding and/or generate material revenue to fund our operations and business plan, our business, prospects, financial condition and results of operations will be materially and adversely affected, we may be unable to continue as a going concern in which case you in turn would lose your investment.

Results of Operations

During the nine months ended March 31, 2026, the Company’s net loss of $554,984 increased by $35,840 compared to a net loss of $519,144 for the nine months ended March 31, 2025, primarily as a result of the following:

●

Selling, general and administrative expenses increased by $27,416 due to the Company incurring additional legal, transfer agent, accounting and auditor fees associated to catching up its financial statement filing obligations and cleaning up the Company; and

●	Interest expense increased by $8,424 due primarily to an increasing amount of debt.

During the three months ended March 31, 2026, the Company’s net loss of $163,504 decreased by $28,254 compared to a net loss of $191,758 for the three months ended March 31, 2025, primarily as a result of the following:

●

Selling, general and administrative expenses decreased by $31,587 due to the Company incurring slightly less legal, transfer agent, accounting and auditor fees associated with catching up its financial statement filing obligations and cleaning up the Company; and

●	Interest expense increased by $3,333 due primarily to an increasing amount of debt.

Liquidity and Capital Resources

The Company is fundamentally out of cash. For the past two years, the Company has been relying on loans from its current lenders primarily to fund accounting, auditing and other costs associated with regaining compliance with its SEC filings. The Company currently has approximately $5.1 million in outstanding debt including accrued interest. Management has expressed substantial doubt about the Company’s ability to continue as a going concern during the twelve months ended March 31, 2027, unless it can raise the required capital or find a new business opportunity. As such, the Company does not believe that it will be able to raise any significant capital until such time as it is able to execute on a new business plan.

Net Cash used in Operating Activities:

During the nine months ended March 31, 2026, net cash used in operating activities was $133,369 as compared to $85,696 for the nine months ended March 31, 2025, due to fluctuations in the timing of professional and filing fees incurred.

Cash Used in Investing Activities:

During the nine months ended March 31, 2026 and 2025, there were no investing activities.

Cash Flows from Financing Activities:

During the nine months ended March 31, 2026 and 2025, net cash provided by debt financing activities was $187,500 as compared to $95,000, respectively.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. For the nine months ended March 31, 2026, there were no accounting estimates the Company considers critical.

We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our unaudited condensed consolidated financial statements for the nine months ended March 31, 2026, and Note 2 to our audited consolidated financial statements appearing in our 2025 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

As described in Note 8 to the unaudited condensed consolidated financial statements, as of March 31, 2026, a total of approximately $4,838,552 of principal and interest is in default and due on demand.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6. Exhibits.

No.	Exhibit Description	Form	Date Filed	Number	Herewith
3.1	Articles of Incorporation	10-12G	7/24/23	3.1
3.1(a)	Certificate of Designation of the Rights, Preferences and Privileges of Series B Convertible Preferred Stock	8-K	12/4/18	3.1
3.1(b)	Certificate of Amendment – Increase Authorized Capital	10-K	9/26/24	3.1(B)
3.1(c)	Certificate of Amendment – Reverse Stock Split and Increase Authorized Capital				Filed
3.2	Bylaws, as amended and restated on December 31, 1997	10-QSB	5/12/06	3.04
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Integral Technologies, Inc.

May 15, 2026	By:	/s/ Douglas Bathauer
Douglas Bathauer, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)