Form 10-K
period 2026-06-30
INTEGRAL TECHNOLOGIES INC
filed 2026-10-14
CIK 1018281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-28353

Integral Technologies, Inc.
(Exact name of registrant as specified in charter)

Nevada	98-0163519
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2605 Eastside Park Road, Suite 1 Evansville, IN	47715
(Address of principal executive offices)	(Zip Code)

+1 (812) 812-2037
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The number of shares outstanding of the registrant’s classes of common stock as of October 13, 2026, was 30,766,923. This share count reflects the one-for-eight reverse stock split completed in April 2026.

PART I

Item 1. Business.

Cautionary Note Regarding Forward Looking Statements

This Form 10-K contains forward-looking statements including statements regarding the Company’s implementation of its business plan and expected timelines for meeting its objectives, the need for capital to fund and grow its operations, and liquidity, and the Company's proposed business combination and related financing, closing conditions and expected changes to its business, operations, management and capital structure. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are described in Item 1A. – Risk Factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Because the Company is a shell company, the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) do not apply to forward-looking statements made by the Company. Investors should not rely on the protections afforded by the PSLRA when evaluating forward-looking statements contained in this Form 10-K.

Company Overview

Integral Technologies, Inc. (“Integral,” the “Company” or “we”) was incorporated under the laws of the State of Nevada on February 12, 1996. The Company currently has no material revenue-generating operations. The Company is focused on maintaining its status as an SEC reporting company and identifying, evaluating and pursuing strategic transactions, including a merger, acquisition, reverse merger or other business combination with an operating business.

At present, the Company has no material operating business and its principal business objective is to complete a business combination. As a result, the Company is a “shell company” as defined in Rule 12b-2 under the Exchange Act. See Item 1A - Risk Factors beginning on page 4. The Company intends to pursue the completion of a business combination and, in connection therewith or thereafter, seek to establish or restore an active market for its securities, subject to applicable securities laws and market requirements.

The Company has identified and is actively advancing a potential business combination involving the proposed acquisition of an 80% membership interest in Apex North LLC (“Apex North”). The Company has devoted management time and resources to evaluating, negotiating and advancing the proposed transaction.

The Company is currently evaluating and advancing the proposed business combination. The proposed transaction remains subject to the completion of applicable transaction documentation, satisfaction or waiver of applicable closing conditions, financing and other matters. See Note 13 – Subsequent Events to the consolidated financial statements for additional information regarding the proposed transaction.

There can be no assurance that the proposed transaction will be completed on the terms currently contemplated or at all. If completed, the transaction is expected to result in a material change to the Company's business, operations, management and capital structure.

During fiscal 2026, a significant portion of the Company's activities and expenditures related to maintaining its SEC reporting status and evaluating potential strategic transactions. The Company is currently focused on advancing the proposed acquisition of an 80% membership interest in Apex North. There can be no assurance that the Company will successfully complete the proposed Apex North transaction or, if that transaction is not completed, any other business combination. See Item 1A - Risk Factors.

Historically, the Company developed and commercialized ElectriPlast®, an electrically and thermally conductive resin-based material. The Company does not currently conduct material revenue-generating operations relating to ElectriPlast® and is not actively pursuing the commercialization of this technology.

In 2019, the Company sold certain bipolar plate (“biplate”) technology and related intellectual property to Pivotal Battery Corp. (“Pivotal”), a company whose Chairman, James Eagan, is also Chairman of the Company’s Board of Directors.

On September 15, 2023, one of the two outstanding Series B Preferred Stockholders transferred its ownership of 40 Series B Preferred Shares (the “Series B Shares”) to Pivotal. On the same date, the Company and Pivotal entered into a Termination and Release Agreement pursuant to which:

1.	Pivotal agreed to relinquish its rights to the Series B Shares and transferred the shares to the Company. The Series B Shares were subsequently cancelled;

2.	The Company agreed to release Pivotal from its obligations under the Technology Asset Purchase Agreement, including Pivotal’s remaining payment and share-issuance obligations under that agreement;

3.

Pivotal agreed to issue 2,000,000 shares of its common stock on a pro-rata basis to all Company shareholders owning at least 12,500 shares of the Company’s common stock. The 2,000,000 Pivotal shares were required to be held in trust for the benefit of the shareholders entitled to receive them and are required to be distributed to those shareholders no later than December 31, 2027; and

4.	Pivotal and the Company agreed to mutual general releases.

As of June 30, 2026, the Pivotal shares had not been distributed to the Company’s shareholders. The Company has not assigned value to Pivotal shares and can provide no assurance that Pivotal will complete the distribution in accordance with applicable federal and state securities laws.

Competition and Market Conditions

The Company has faced, and may continue to face, substantial competition in identifying and pursuing business combination opportunities. Such competition includes other public shell companies, special purpose acquisition companies, private equity firms, venture capital firms and other potential acquirers, many of which have substantially greater financial, technical and managerial resources than the Company. The market for attractive business combination opportunities is competitive. The Company's limited financial and human resources may place it at a competitive disadvantage in identifying, negotiating and completing a business combination.

If the proposed Apex North transaction is not completed, the Company may be required to resume or expand its search for another business combination opportunity and may face substantial competition in doing so.

As part of the proposed Apex North transaction or any other potential business combination, the Company may be required to negotiate with certain outstanding debt holders regarding the repayment, restructuring, conversion or other treatment of outstanding indebtedness. The inability to reach satisfactory arrangements with such debt holders could adversely affect the Company's ability to complete the proposed Apex North transaction or another business combination.

Employees

As of June 30, 2026, the Company had no employees other than its executive officers, Doug Bathauer and James Eagan, who provide services to the Company under oral compensation arrangements. The Company relies on outside consultants and professional advisers for accounting, legal and other services. As of June 30, 2026, the Company's directors were James Eagan, Doug Bathauer and Michael Pruitt. Mr. Pruitt was appointed to the Board of Directors effective May 20, 2026, and serves as a non-employee director.

Item 1A. Risk Factors.

Any investment in our securities involves a high degree of risk and may result in a complete loss of your investment. Investors should carefully consider the risks described below and all the information contained in this filing before deciding whether to purchase our securities. Our business, financial condition and results of operations could be materially adversely affected by these risks if any of them occur. This filing also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face as described below and elsewhere in this Form 10-K.

There is substantial doubt about our ability to continue operating as a going concern.

We have experienced losses from operations since inception and have never generated positive cash flow. The success of our business plan during the next 12 months and beyond will be contingent upon obtaining sufficient financing to cover our operating costs and costs associated with the proposed Apex North transaction and, if completed, the operations of the acquired business. We do not anticipate generating material revenue from our current operations in the short term and will require additional financing to satisfy our obligations, maintain our reporting status and pursue a potential business combination. As of June 30, 2026, the Company had $5,442,769 of notes payable and accrued interest, of which $4,948,100 was in default and due on demand, in addition to $74,000 of outstanding convertible debentures. The Company has obtained additional financing subsequent to June 30, 2026, as described in Note 13 – Subsequent Events. The reports from our independent registered public accounting firm for the fiscal year ended June 30, 2026, and prior years include an explanatory paragraph stating the Company has recurring net losses from operations, negative operating cash flows, does not yet generate revenue from operations, has a working capital deficit at June 30, 2026, and will need additional working capital for ongoing operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to obtain sufficient funding and/or generate material revenue to fund our operations and business plan, our business, prospects, financial condition and results of operations will be materially and adversely affected, we may be unable to continue as a going concern in which case you in turn would lose your investment.

We currently have no material operating business, and our prospects are substantially dependent upon completing a business combination.

The Company currently has no material revenue-generating operations. Accordingly, its future prospects are substantially dependent upon its ability to complete a business combination and, thereafter, the performance of the acquired business. Although the Company is actively evaluating and advancing a potential business combination, there can be no assurance that the proposed transaction will be completed on the terms currently contemplated or at all. If the Company does not successfully complete the proposed transaction or another business combination, it may continue to incur costs without generating material operating revenue.

We may face difficulties or delays in completing a business combination, and we may not have access to sufficient capital to consummate a business combination.

We may face difficulty completing a business combination. Economic and capital market conditions, the availability and terms of financing, our existing indebtedness and other factors beyond our control may hinder or delay our ability to complete a business combination.

We have limited capital, and we may not be able to complete a business combination on favorable terms or at all due to the limited availability of capital. There can be no assurance that we will have sufficient capital to provide us with the necessary funds to successfully complete a business combination and implement our business plan, in which case a business combination may not be completed and our shareholders could lose substantial or all of their investment.

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

The terms of securities we issue in future capital raising transactions may be more favorable to new investors, and may include liquidation preferences, superior voting rights or the issuance of other derivative securities, which could have a further dilutive effect on or subordinate the rights of our current investors. Any additional capital raised through the sale of equity securities will likely dilute the ownership percentage of our shareholders. Additionally, any debt securities we issue would likely create a liquidation preference superior to that of our current investors and, if convertible into shares of common stock, would also pose the risk of dilution.

We may encounter difficulty locating and consummating a business combination, including as a result of the competitive disadvantages we have.

We expect to face intense competition in connection with a revenue-producing business to combine with or acquire. Venture capital firms, larger companies, blank check companies such as special purpose acquisition companies and other investors may compete for business combination opportunities and may have greater capital or human resources than we do and/or more experience in a particular industry.

Any delay or inability to complete a business combination as a result of our limited financial resources or other disadvantages we have relative to our competitors could have a material adverse effect on our business.

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

We have expended and may continue to expend significant time and resources conducting due diligence on and negotiating transaction terms in connection with a proposed business combination that may not ultimately be consummated.

Unanticipated issues which may be beyond our control or that of the seller of the applicable business may arise that delay or prevent completion of a business combination, such as the target’s failure or inability to provide adequate documentation to assist in our investigation, a party’s failure to obtain required waivers or consents, an inability to obtain required audits or financing, the failure to satisfy applicable legal or contractual requirements, or other closing conditions not being satisfied or waived.

Such risks are inherent in a business combination and investors should be aware of them before investing in the Company.

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

The proposed Apex North transaction, if completed, would result in the Company entering the critical minerals mining industry, which is subject to significant risks and uncertainties.

The Company is pursuing the acquisition of an 80% membership interest in Apex North LLC, which owns or is expected to own the Apex North Critical Minerals Project in Washington County, Utah, consisting of unpatented lode mining claims. If the proposed transaction is completed, the Company would be subject to risks and uncertainties inherent in the mining industry, including but not limited to: the uncertainty of mineral exploration and development; the need for substantial capital expenditures to develop mining properties; fluctuations in commodity prices; extensive federal, state and local environmental, health and safety, and mining regulations and permitting requirements; potential environmental liabilities and reclamation obligations; dependence on key personnel with mining expertise; the speculative nature of mining operations, particularly at the exploration stage; uncertainties relating to the title and validity of unpatented mining claims; and the potential inability to obtain required government approvals and permits on a timely basis or at all. Investors should carefully consider these industry-specific risks before making an investment decision. The Company has no prior experience in the mining industry, and there can be no assurance that it will be able to successfully manage mining operations.

Our directors and executive officers may have conflicts of interest that could adversely affect the Company.

Our Chairman of the Board, James Eagan, also serves as Chairman of the Board and a consultant to Pivotal Battery Corp., a company with which the Company has engaged in significant transactions, including the 2019 Technology Asset Purchase Agreement and the 2023 Termination and Release Agreement. Mr. Eagan’s dual roles may create actual or perceived conflicts of interest with respect to matters involving both the Company and Pivotal. In addition, our Chief Executive Officer and Chief Financial Officer functions are held by a single individual, Doug Bathauer, which limits the segregation of executive duties and may heighten the risk of errors or irregularities in the Company’s financial reporting and corporate governance. The Board of Directors does not currently have a separately designated audit committee, compensation committee or nominating committee, and may not have sufficient independent oversight to manage potential conflicts of interest effectively. These factors could adversely affect the Company’s corporate governance, business decisions and the interests of our shareholders.

Due to factors beyond our control, our stock price will be volatile.

There is currently no market for our common stock, and there can be no guarantee that an active market for our common stock will develop once we begin trading, even if we are successful in consummating a business combination. Further, even if an active market for our common stock develops, it will likely be subject to significant price volatility when compared to more seasoned issuers. We expect that the price of our common stock will be more volatile than more seasoned issuers for the foreseeable future. Fluctuations in the price of our common stock and market volatility can be based on various factors in addition to those otherwise described in this Form 10-K, including:

●	A prospective business combination and the terms and conditions thereof;

●	The operating performance of any business we acquire, including any failure to achieve material revenues therefrom;
●	The performance of our competitors in the marketplace, both pre- and post-combination;
●	The public’s reaction to our press releases, SEC filings, website content, and other public announcements and information;
●	Changes in earnings estimates of any business that we acquire or recommendations by any research analysts who may follow us or other companies in the industry of a business that we acquire;
●	Variations in general economic conditions, including as may be caused by uncontrollable events and the resulting decline in the economy;
●	The public disclosure of the terms of any financing we disclose in the future;
●	The long duration of the period of time that our common stock quotation was halted;
●	The number of shares of our common stock that are publicly traded in the future; and
●	Actions of our existing shareholders, including sales of common stock by our then directors and executive officers or by significant investors and debt holders.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of whether we can consummate a business combination and of our current or subsequent operating performance and financial condition. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

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

Due to changes to Rule 15c2-11 under the Exchange Act, our common stock may become subject to limitations or reductions on stock price, liquidity or volume.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We are a “blank check” company with no material business operations. Our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. The Company maintains limited information technology systems and does not store or process significant volumes of sensitive personal or financial data. Due to the limited nature of its current operations, the Company has not adopted a formal cybersecurity risk management program or implemented formalized processes for assessing, identifying or managing material cybersecurity threats. Although the Company does not believe it currently faces significant cybersecurity risk, the Company recognizes that cybersecurity threats are evolving and could become material in the future, particularly if the Company completes a business combination and assumes the information systems and data of an acquired business. The Board of Directors is generally responsible for the oversight of risks facing the Company, including cybersecurity risks, if any. In the event the Company completes a business combination, it intends to evaluate the cybersecurity posture of the acquired business and implement appropriate risk management processes and controls.

Item 2. Properties.

We do not own any real property and do not pay for office space.

Item 3. Legal Proceedings.

As of the date of this filing, there are no pending material legal proceedings to which the Company or any of its property is subject. From time to time, the Company may become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Because our common stock is not listed on a securities exchange and its quotations on OTC Pink was halted on March 25, 2021, there is currently no established public trading market for our common stock.

It is our understanding that the quotation of the shares was halted as a result of the revocation of the registration of the Company’s common stock in March 2021. We intend to seek to be quoted on the OTC Markets.

We are authorized to issue up to 2,000,000,000 shares of common stock, par value $0.001 per share, and 20,000,000 shares of preferred stock, par value $0.001 per share. As of the filing date of this Form 10-K, 30,766,923 shares of common stock were issued and outstanding.

In April 2026, the Company completed a one-for-eight reverse stock split of its issued and outstanding common stock, with no change to the $0.001 par value per share. Common share and per-share amounts presented in this Form 10-K reflect the reverse stock split unless otherwise indicated. See Note 5 to the consolidated financial statements.

Holders

As of October 13, 2026, there were approximately 290 holders of record of our common stock. This number does not include beneficial owners who hold shares at broker/dealers in “street-name”.

Dividends

We have never declared or paid cash dividends on our common stock and do not anticipate declaring or paying cash dividends on our common stock in the foreseeable future. As of October 13, 2026, the Company has accrued $1,824 in unpaid dividends on its Series B Preferred Stock. In addition, the Certificate of Designation for the Series D Convertible Preferred Stock (of which no shares have been issued as of the filing date of this report) restricts the payment of cash dividends and distributions on, and redemptions and repurchases of, the Company’s capital stock. Payment of any dividends will be dependent upon future earnings, if any, our financial condition, contractual restrictions and other factors as deemed relevant by our Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

None

Unregistered Sales of Equity Securities

There have been no sales of equity securities in the last three years.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as “may,” “will,” “should,” “would,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. You should read the following discussion in conjunction with our financial statements, which are included elsewhere in this Form 10-K. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements. Our actual results could differ materially from those discussed in the forward-looking statements. See “Cautionary Note Regarding Forward Looking Statements” and “Risk Factors” contained in Item 1A of this Form 10-K for more information. Because the Company is a shell company, the safe harbor provisions of the PSLRA do not apply to forward-looking statements made by the Company.

Overview

The Company currently has no material revenue-generating operations and is a shell company as defined in Rule 12b-2 under the Exchange Act. The Company's principal business objective is to complete a business combination.

The Company is currently evaluating and advancing a potential business combination. If completed, the transaction is expected to result in a material change to the Company's business, operations, management and capital structure. There can be no assurance that the proposed transaction will be completed on the terms contemplated or at all. See Note 13 – Subsequent Events.

Significant Accounting Policies and Recent Accounting Pronouncements

Please see the notes to our Financial Statements for information about our Significant Accounting Policies and Recent Accounting Pronouncements.

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report.

During the year ended June 30, 2026, the Company’s net loss of $778,097 increased by $64,736 compared to net loss of $713,361 for the year ended June 30, 2025, primarily as a result of the following:

●

Selling, general and administrative expenses increased by $52,972 due to fluctuations in the Company's limited operations, which were primarily focused on satisfying its financial reporting and other public company obligations and evaluating potential strategic transactions;

●	Interest income of $723 was accrued on a $220,000 prepaid advance to Apex North LLC in connection with the proposed acquisition;

●	Interest expense increased by $12,487 due primarily to new promissory notes entered into during the year;

The Company did not generate revenue during the year ended June 30, 2026 and does not currently conduct material revenue-generating operations. Accordingly, the Company's operating expenses during fiscal 2026 primarily consisted of professional, audit, management and other costs associated with maintaining its public company status and evaluating potential strategic opportunities.

Liquidity and Capital Resources

The Company has experienced significant liquidity constraints and has been primarily dependent on financing from existing debt holders and other lenders for the past two fiscal years. As of June 30, 2026, the Company had cash of $123,408, prepaid advance to Apex North, LLC of $220,723 and a working capital deficiency of $8,687,833. The Company had $5,442,769 of notes payable and accrued interest, of which $4,948,100 was in default and due on demand, in addition to $74,000 of outstanding convertible debentures. As reflected in the Financial Statements contained elsewhere in this Form 10-K, substantial doubt exists about the Company's ability to continue as a going concern for a period of twelve months from the issuance of the financial statements unless the Company can raise the required capital or generate material revenue to fund its operations.

The Company currently has no material revenue-generating operations and will require additional financing to satisfy its existing obligations, maintain its reporting status and fund its ongoing administrative and transaction-related costs. Although the Company has historically obtained financing from existing debt holders and other lenders, there can be no assurance that additional financing will be available when required or on terms acceptable to the Company. In April 2026, the Company completed a one-for-eight reverse stock split, with no change in par value, and increased its authorized common stock to 2,000,000,000 shares. At June 30, 2026, 30,766,923 common shares were outstanding. See Note 5.

Subsequent to June 30, 2026 (See Note 13 – Subsequent Events):

●	The Company received an additional $500,000 from WVP Emerging Manager Onshore Fund, LLC – C/M Capital Series and C/M Capital Master Fund LLP comprising $100,000 in August and $400,000 in September; and
●

The Company advanced an additional $450,000 to Apex North LLC pursuant to two promissory notes bearing interest at 8% per annum with 12-month terms, bringing cumulative principal advanced to $670,000 as of September 30, 2026.

The Company is also pursuing the proposed acquisition of an 80% membership interest in Apex North. Completion of the transaction is conditioned upon, among other things, the Company’s completion of a private placement generating gross proceeds of at least $3,000,000, and, following closing, the Company would be responsible for funding project costs attributable to the retained 20% membership interest through the earlier of a decision to mine, completion of a bankable feasibility study or another agreed date. The Company does not currently have commitments for such financing. The transaction, if completed, could materially change the Company's liquidity requirements, capital resources, business operations and capital structure. There can be no assurance that the Company will obtain sufficient financing or successfully complete the proposed transaction.

The Certificate of Designation for the Company’s Series B Preferred Stock (“Series B”) restricts the Company’s ability to issue preferred stock ranking senior to or on parity with Series B without approval of a majority of the Series B holders. The Series D Preferred Stock described in Note 13 provides for senior ranking.

Net Cash used by Operating Activities:

During the year ended June 30, 2026, net cash used in operating activities was $163,993 as compared to $101,968 for the year ended June 30, 2025, due to fluctuations in the timing of professional and filing fees incurred.

Cash Used in Investing Activities:

During the year ended June 30, 2026, net cash used in investing activities was $220,000, consisting of the advance to Apex North LLC pursuant to the promissory note described in Note 12. There were no investing activities during the year ended June 30, 2025.

Cash Flows from Financing Activities:

During the year ended June 30, 2026, net cash provided by financing activities was $487,500, compared to $120,000 for the year ended June 30, 2025, consisting of proceeds from promissory notes.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures. Significant estimates include the recoverability of advances to Apex North LLC, presented as a non-current prepaid investment, and the realizability of deferred tax assets. At June 30, 2026, the prepaid investment was $220,723, approximately 64% of total assets. Changes in expected recoveries could materially affect the allowance for credit losses and net loss. See Notes 2, 12 and 13.

We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our consolidated financial statements for the year ended June 30, 2026.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8. Financial Statements and Supplementary Data.

Integral Technologies, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Integral Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Integral Technologies, Inc. and subsidiary (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended June 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial positions of the Company as of June 30, 2026 and 2025, and the consolidated results of its operations and its cash flows for each of the two years ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has a net loss and net cash used in operating activities of $778,097, $163,993, respectively, in fiscal 2026 and has an accumulated deficit and working capital deficiency of $69,985,934 and $8,687,833 as of June 30, 2026. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

October 13, 2026

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7326

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Integral Technologies, Inc.

Consolidated Balance Sheets

	June 30, 2026	June 30, 2025
ASSETS

Current assets:
Cash	$123,408	$19,901
Total Current assets	123,408	19,901

Non-Current assets:
Prepaid investment in Apex North, LLC (see Notes 12 and 13)	220,723	-
Total assets	$344,131	$19,901

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$1,878,564	$1,753,345
Related party payable	1,409,084	1,259,084
Dividend payable	1,824	1,824
Notes payable and accrued interest	5,442,769	4,615,661
Mandatorily redeemable preferred stock, at redemption value	5,000	5,000
Convertible debentures	74,000	74,000
Total liabilities	8,811,241	7,708,914

Stockholders’ deficit:
Common stock, $0.001 par value; 2,000,000,000 and1,000,000,000 shares authorized, respectively; 30,766,923 shares issued and outstanding at June 30, 2026 and 2025;	30,767	30,767
Additional paid-in capital	61,426,807	61,426,807
Preferred stock, $0.001 par value; 20,000,000 shares authorized, two Series B shares outstanding at June 30, 2026 and 2025, classified as liabilities;	-	-
Additional paid-in capital - share obligations	61,250	61,250
Accumulated deficit	(69,985,934)	(69,207,837)
Total stockholders’ deficit	(8,467,110)	(7,689,013)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$344,131	$19,901

The accompanying notes are an integral part of the consolidated financial statements.

Integral Technologies, Inc.

Consolidated Statements of Operations

Years ended June 30, 2026 and 2025

	2026	2025

Operating expenses:
Selling, general, and administrative expenses	439,212	386,240
Total operating expenses:	(439,212)	(386,240)
Loss from operations:	(439,212)	(386,240)

Other income (expense):
Interest income	723	-
Interest expense	(339,608)	(327,121)
Total other income (expense)	(338,885)	(327,121)
Income (loss) before income taxes	(778,097)	(713,361)
Provision for income tax	-	-
Net income (loss)	$(778,097)	$(713,361)
Net income (loss) per share – basic and diluted	$(0.03)	$(0.02)
Weighted average number of common shares outstanding	30,766,923	30,766,923

The accompanying notes are an integral part of the consolidated financial statements.

Integral Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Deficit

Years ended June 30, 2026 and 2025

	Number of Shares of Common Stock Issued	Common Stock At Par	Additional Paid-in Capital	Number of Shares of Series B Preferred Stock Issued	Series B Preferred Stock — Equity Carrying Amount	Additional paid-in capital - share obligations	Accumulated Deficit	Total Stockholders' Deficit
Balance June 30, 2024	30,766,923	$30,767	$61,426,807	2	$-	$61,250	$(68,494,476)	$(6,975,652)

Net loss for the year	-	-	-	-	-	-	(713,361)	(713,361)
Balance June 30, 2025	30,766,923	$30,767	$61,426,807	2	$-	$61,250	$(69,207,837)	$(7,689,013)

Net loss for the year	-	-	-	-	-	-	(778,097)	(778,097)
Balance June 30, 2026	30,766,923	$30,767	$61,426,807	2	$-	$61,250	$(69,985,934)	$(8,467,110)

The accompanying notes are an integral part of the consolidated financial statements.

Integral Technologies, Inc.

Consolidated Statements of Cash Flows

Year ended June 30, 2026 and 2025

	2026	2025
Cash flows from operating activities:
Net loss	$(778,097)	$(713,361)
Accrued interest on notes payable (Note 11)	339,608	327,121
Accrued interest on advances for the prepaid investment in Apex North LLC (Note 12)	(723)	-
Changes in working capital:
Accounts payable and accrued expenses	125,219	133,896
Related party payable	150,000	150,376

Net cash used in operating activities	(163,993)	(101,968)

Cash flows used in investing activities:
Advance for the prepaid investment in Apex North LLC (Note 12)	(220,000)	-
Net cash used in investing activities	(220,000)	-

Cash flows from financing activities:
Proceeds from notes payable	487,500	120,000
Net cash provided by financing activities	487,500	120,000

Increase in cash	103,507	18,032
Cash, beginning of period	19,901	1,869
Cash, end of period	$123,408	$19,901

Supplemental cash flow information:
Interest paid	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

Year ended June 30, 2026 and 2025

NOTE 1 - NATURE OF OPERATIONS

Integral Technologies, Inc. (the “Company” or “Integral”) was incorporated under the laws of the State of Nevada on February 12, 1996 and its head office is in Evansville, Indiana, USA. The Company was in the business of researching, developing and commercializing electrically-conductive resin-based materials called ElectriPlast. At present, the Company has no material revenue-generating operations. The Company’s business plan is to seek a business combination. As a result, the Company is a “shell” company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and are presented in United States dollars.

Principles of consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiary, Electriplast Corp. (formerly Plastenna, Inc.) (“Electriplast”). All intercompany balances and transactions have been eliminated. The Company has no active subsidiaries.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant areas requiring the use of management estimates include expected credit losses on amounts advanced to Apex North LLC and presented as a non-current prepaid investment and the valuation allowance for deferred income tax assets. Actual results could differ from those estimates and could impact future results of operations and cash flows.

Basic and diluted net earnings (loss) per share

Basic net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the year. Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares and dilutive common share equivalents outstanding during the period. There were no common stock equivalents outstanding for the years ended June 30, 2026 and 2025.

Financial instruments

The Company’s financial instruments include cash, amounts receivable under promissory notes presented as a prepaid investment in Apex North LLC, accounts payable and accrued expenses, related party payable, dividend payable, mandatorily redeemable preferred stock, convertible debentures and notes payable.

Prepaid investment in Apex North LLC

The Company presents amounts advanced under promissory notes in connection with its proposed acquisition of Apex North LLC as a non-current prepaid investment, reflecting their intended application to the proposed transaction and potential retention as intercompany balances following closing. The underlying notes are measured at amortized cost, including accrued interest, net of an allowance for expected credit losses under ASC 326. Expected credit losses are assessed over the remaining contractual term using relevant historical information, current conditions and reasonable and supportable forecasts. Interest income is recognized in accordance with the contractual terms. See Note 12.

Fair value measurements

ASC 820 Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which give the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

Year ended June 30, 2026 and 2025

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The Company recognizes the tax benefit of an uncertain tax position only when it is more likely than not that the position will be sustained upon examination, based on its technical merits. A recognized tax benefit is measured as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

Recent Accounting Pronouncements

On November 4, 2024, FASB issued Accounting Standards Update (ASU) 2024-03, Disaggregation of Income Statement Expenses, which will require public business entities (PBEs) to disclose additional expense details in annual and interim financial statement notes. Inventory purchases; employee compensation; depreciation; intangible asset amortization; and depreciation, depletion, and amortization (DD&A) amounts that are included in certain expense line items, e.g., cost of sales, selling general and administrative (SG&A), or research and development (R&D), will now be disclosed. As clarified by ASU 2025-01, the guidance is effective for the Company for the fiscal year beginning July 1, 2027, and interim periods within the fiscal year beginning July 1, 2028. Early adoption is permitted.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, is effective for the Company for the year ended June 30, 2026. It expands annual income tax disclosures, including the rate reconciliation and income taxes paid by jurisdiction. Other recently issued accounting pronouncements are not expected by management to materially affect the consolidated financial statements.

NOTE 3 - GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the ordinary course of business. The Company’s operations have resulted in a net loss of $778,097 for the year ended June 30, 2026 (2025 – $713,361), cash used in operations during the year ended June 30, 2026 of $163,993 (2025 - $101,968), an accumulated deficit of $69,985,934 ( June 30, 2025 – $69,207,837) and a working capital deficiency of $8,687,833 as at June 30, 2026 ( June 30, 2025 - $7,689,013). While the Company currently lacks sufficient funding for continued operations, it has historically been able to raise capital on an as-needed basis to maintain operations. The lack of cash flow and the Company's significant working capital deficiency raises substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issuance of this report.

These consolidated financial statements do not reflect adjustments that would be necessary if the going concern assumption were not appropriate because management believes that the actions already taken or planned will mitigate the adverse conditions and events that raise doubts about the validity of the going concern assumption used in preparing these consolidated financial statements. Management intends to raise additional capital through equity and debt financings to finance operations and is pursuing a business combination. If none of these events occur, there is a risk that the business will fail.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

Year ended June 30, 2026 and 2025

NOTE 4 – TERMINATION AGREEMENT AND RETURN OF PREFERRED SHARES

On September 9, 2019, the Company entered into a technology and asset purchase agreement (the “Asset Purchase Agreement”) with Pivotal Battery Corp. (“Pivotal”), a company with management in common. On June 30, 2022, the Company amended the Asset Purchase Agreement to amend the payment terms.

Due to uncertainty of collection, the Company recognized payments received under the Asset Purchase Agreement as revenue when received. Total revenues recognized pursuant to the Asset Purchase Agreement for each of the years ended June 30, 2026 and 2025 were $nil.

On September 15, 2023, Pivotal and the Company entered into a termination agreement; whereby the Company will forgive and mutually release Pivotal from any and all obligations under the Asset Purchase Agreement, in exchange for terminating its 40 preferred shares of the Company and releasing the Company from any and all shareholder obligations and accrued dividends. Further, Pivotal will be issuing 2,000,000 of its shares on a pro-rata basis to Integral shareholders on record pursuant to which the Company released Pivotal from its remaining obligations under the Asset Purchase Agreement and Pivotal relinquished 40 Series B Preferred Shares of the Company, which were subsequently cancelled. Pivotal also agreed to issue 2,000,000 shares of its common stock on a pro-rata basis to qualifying shareholders of the Company.

Pursuant to the fiscal year 2024 termination agreement of preferred shares, the Company is owed 2,000,000 shares of Pivotal common stock. Because these shares have not yet been distributed and carry a nominal value, this disclosure has no current accounting impact. As a result of the overall agreement, the Company previously reduced dividends payable by $36,481 and the mandatorily redeemable preferred stock liability by $100,000 during the year ended June 30, 2024, and which recognized a total gain on extinguishment of preferred share obligations of $136,481.

NOTE 5 - STOCKHOLDERS’ DEFICIT

During April 2026, the Company completed a reverse stock split at a ratio of one-for-eight (1:8). As a result of the reverse stock split, every eight shares of issued and outstanding common stock were automatically combined and converted into one share of common stock, with no change in the par value per share. All share and per share amounts in these consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

Common stock

During the year ended June 30, 2026 and 2025, there were no common share transactions.

In April 2026, the Company filed a Certificate of Amendment to its Articles of Incorporation increasing the number of authorized shares of common stock from 1,000,000,000 to 2,000,000,000 shares.

Series B Preferred stock

The Company has 2 series B shares outstanding.

Each Preferred Share outstanding carries an annual 12% dividend compounded annually for three (3) consecutive years. The Company will pay dividends on a quarterly basis at the discretion of the Board to the extent cash or other assets are available. Dividends may be paid in cash or other property. The Shares have no voting rights.

The Shares were convertible into shares of common stock of the Company at the option of the holder on a 1:1,562 basis (subject to adjustments for stock dividends, splits, combinations and similar events) at any time within 12 to 36 months from the date of issuance of the Shares provided that the Company has enough authorized and unissued shares of common stock available for the conversion. This conversion right expired prior to fiscal 2025.

Any accrued but unpaid interest or dividends related to the Shares may also be converted into common stock at the discretion of the Board of Directors.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

Year ended June 30, 2026 and 2025

NOTE 5 - STOCKHOLDERS’ DEFICIT (CONTINUED)

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

The mandatorily redeemable preferred stock liability (“MRPSL”) of $105,000 was recognized at the issuance date. On September 15, 2023, pursuant to a termination agreement with the investor, the investor returned to the Company, 40 preferred shares, which were cancelled. As a result, during the year ended June 30, 2024, the Company reduced the MRPSL by $100,000 and reduced its dividends payable by $36,481. As of June 30, 2026 and June 30, 2025, redeemable preferred stock dividends payable were $1,824 and MRPSL was $5,000.

Series C Preferred Stock

On September 18, 2023, the Company issued 1 Series C Preferred Share at $0.001 par value. On September 19, 2023, following the increase in the authorized common shares, the 1 Series C Preferred Stock was automatically cancelled for no consideration.

The Series C Preferred Share held voting power equal to 51% of the total number of votes on all of its stock issued and outstanding and held the voting rights to vote solely on the increase to the authorized number of shares of common stock. The Series C Preferred Share was not convertible, was not entitled to participate in distribution of assets or rights on dissolution or wind-up and was not entitled to dividends or distributions.

Series C-1 Preferred Stock

On March 13, 2026, the Company designated one Series C-1 Preferred Share with a par value of $0.001. The Series C-1 Preferred Share was issued solely to approve specified capitalization amendments. During April 2026, following approval of the applicable capitalization amendments, the Series C-1 Preferred Share was automatically cancelled for no consideration.

The Series C-1 Preferred Share carries voting power equal to 51% of the votes eligible to be cast on such matters and has no conversion, dividend or liquidation rights.

Stock options, warrants and restricted shares

The Company has no options, warrants or restricted shares issued and outstanding as of June 30, 2026 and 2025.

Share obligations

(a)

Pursuant to a separation agreement with a previous CFO, the Company will issue 4,500 shares of common stock with a due date fair value of $3,600 and settle all unpaid fees from July 1, 2016 to February 10, 2017 (effective date of resignation).

(b)	Pursuant to directors’ agreements, the Company is obligated to issue 8,125 shares of common stock measured at the due date fair value $37,650 recognized within obligation to issue shares.

(c)

On February 21, 2019, the Company entered into a promissory note for total proceeds of $80,000. The promissory note bears interest at 2% per month and matured on November 21, 2019. As additional consideration to the holder, the Company was obligated to issue 125,000 common shares within 180 days of the promissory note. As of June 30, 2026 and June 30, 2025, these shares have not been issued and the due date fair value of $20,000 has been recognized within obligation to issue shares within equity.

The three obligations above, totaling $61,250, are reflected as share subscriptions and obligations to issue shares within equity.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

Year ended June 30, 2026 and 2025

NOTE 6 -RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

Fair value

The carrying amounts of the Company's short-term financial instruments, including the notes payable, approximate fair value due to their short-term nature.

Credit risk

Cash is held with U.S. financial institutions and is subject to applicable FDIC insurance limits. Management considers the credit risk associated with cash held at U.S. financial institutions to be minimal. The prepaid investment represents amounts advanced under promissory notes to Apex North LLC in connection with the Company's proposed acquisition of Apex North LLC. The Company monitors the collectability of these advances based on the terms of the note, the financial condition of Apex North LLC and the status of the proposed acquisition. At June 30, 2026, the $220,723 balance due from this single borrower represented approximately 64% of total assets. See Note 12 for the expected credit loss assessment.

Interest rate risk

The Company is not exposed to significant interest rate risk due to the short-term maturity of its monetary current assets and current liabilities.

Currency risk

The Company translates the results of non-U.S. transactions into US dollars using rates of exchange on the date of the transaction. The exchange rate varies from time to time. This risk is considered nominal as the Company does not incur significant transactions in currencies other than US dollars.

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

The Company requires significant additional funding to meet its operational costs in fiscal year 2027 and beyond.

Financing transactions may include the issuance of equity securities, obtaining additional credit facilities, incurring additional indebtedness or other financing mechanisms. However, the Company’s shares are not currently trading, which has made it more difficult to obtain equity financing.

NOTE 7 – INCOME TAXES

The provision for income taxes consists of the following for the years ended June 30:

	2026	2025

Current income tax expense	-	-
Deferred income tax expense before change in valuation allowance	406,000	372,000
Decrease in valuation allowance	(406,000)	(372,000)
Total provision for income taxes	$-	$-

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

Year ended June 30, 2026 and 2025

NOTE 7 – INCOME TAXES (CONTINUED)

The total income tax provision differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows for the years ended June 30:

	2026	2025

Income tax recovery at the statutory rate of 21%	(163,000)	(150,000)

Increase (Decrease) in taxes due to:
Change in valuation allowance	(406,000)	(372,000)
Expiration of net operating loss carryforwards	498,000	453,000
Permanent differences	71,000	69,000
Total provision for income taxes	$-	$-

The Company has used a federal statutory income tax rate of 21%. The Company has no material state tax liabilities, and accordingly, no provision for state income taxes has been recognized.

Deferred tax assets and liabilities reflect temporary differences between financial reporting carrying amounts and tax bases. The Company has recorded a full valuation allowance against its deferred tax assets because of uncertainty regarding realization of future tax benefits, including its recurring losses and lack of material revenue-generating operations. The valuation allowance decreased by $406,000 and $372,000 during the years ended June 30, 2026 and 2025, respectively.

The components of the net deferred tax asset, calculated at a tax rate of 21%, are as follows at June 30:

	2026	2025

Noncurrent deferred tax assets	-	-
Net operating loss carryforwards	7,465,000	7,871,000
Valuation allowance	(7,465,000)	(7,871,000)
Net deferred tax asset/ (liability)	$-	$-

For tax purposes, the Company has unused net operating losses available for carryforward to future tax years. At June 30, 2026, the Company had net operating loss carryforwards of approximately $35,546,000, of which approximately $31,417,000 expire between 2027 and 2038 and $4,129,000 may be carried forward indefinitely. During the year ended June 30, 2026, approximately $2,373,000 of net operating loss carryforwards ($498,000 tax effect) expired unused. The related deferred tax asset and offsetting valuation allowance were reduced by the same amount, with no net effect on income tax expense.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

At June 30, 2026, related party payable of $1,409,084 (2025 – $1,259,084) consisted of amounts owed to the Company’s executives for management fees, consulting fees and business-related reimbursements. The 2026 balance comprised $709,084 payable to James Eagan and $700,000 payable to Doug Bathauer. These amounts are non-interest-bearing and have no stated repayment terms.

During each of the years ended June 30, 2026 and 2025, the Company accrued management fees of $150,000, comprising $75,000 for James Eagan and $75,000 for Doug Bathauer. These amounts are included in selling, general and administrative expenses and related party payable, and correspond to the salaries reported in the Summary Compensation Table in Item 11.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

Year ended June 30, 2026 and 2025

NOTE 9 - SEGMENT INFORMATION

The Company has one operating and reportable segment comprising its corporate activities, principally maintaining its public company reporting status and evaluating and pursuing a business combination. The Company has no material revenue-generating operations.

The Chief Executive Officer is the chief operating decision maker (“CODM”). The CODM reviews results on a consolidated basis, including expenses by functional classification, and uses net loss to assess performance and allocate resources to the Company’s corporate activities.

Segment revenue was nil and segment net loss was $778,097 and $713,361 for the years ended June 30, 2026 and 2025, respectively. These amounts equal the corresponding consolidated amounts, with no reconciling items.

The Company measures segment performance based on aggregate net loss. Total asset information by segment is not provided to, or reviewed by, the CODM as it is not used to make strategic decisions, allocate resources or assess performance.

Segment expenses for 2026 and 2025, respectively, include selling, general and administrative expenses of $439,212 and $386,240, comprising management fees of $150,000 in each year and other selling, general and administrative expenses of $289,212 and $236,240; and interest expense of $339,608 and $327,121. Other segment items consist of interest income of $723 and nil, respectively. These amounts reconcile segment revenue to segment net loss.

NOTE 10 - CONVERTIBLE DEBENTURES

JMJ Financial

On November 16, 2017, the Company entered into a debt agreement with JMJ Financial. A total of $200,000 was received. The convertible debenture became due on May 15, 2018. As of June 30, 2026 and June 30, 2025, $74,000 remains due.

The note becomes convertible in the event the Company breaches any of the default provisions. On January 16, 2018, the note was in default and accordingly became convertible. The conversion price is the lesser of $0.40 or 50% of the lowest trade price in the 25 trading days previous to the conversion. The lender is limited to holding no more than 4.99% of the issued and outstanding common stock at the time of conversion. After the expiration of 120 days following the delivery date of any consideration, the Company will have no right of prepayment without written consent of the lender.

On March 25, 2021, the Company’s common shares were suspended from trading. As a result, the Company is not able to satisfy the conversion rights under the convertible debt agreements, the fair values of all derivative liabilities have been measured at $nil as at June 30, 2026 and June 30, 2025.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

Year ended June 30, 2026 and 2025

NOTE 11 – NOTES PAYABLE

As of June 30, 2026, the Company had the following loan agreements outstanding, summarized as follows:

Original debt	Accrued interest as of June 30, 2026	Cumulative Total balance settled through cash	Balance due as of June 30, 2026	Interest rate	Inception	Original due date

$352,400	$302,995	$(20,000)	$635,395	10%	August 2017	May 2018*
80,000	187,600	(82,100)	185,500	$2,300 per month until repaid	November 2019	August 2020*
90,000	140,800	-	230,800	$1,600 per month until repaid	November 2019	August 2020*
3,000,000	720,000	-	3,720,000	8%	July 1, 2023	May 1, 2024*
35,000	7,525	-	42,525	8%	October 23, 2023	August 23, 2024*
10,000	1,514	-	11,514	8%	August 8, 2024	June 8, 2025*
35,000	4,756	-	39,756	8%	October 18, 2024	August 18, 2025*
50,000	5,500	-	55,500	8%	February 13, 2025	December 13, 2025*
25,000	2,110	-	27,110	8%	June 10, 2025	April 10, 2026*
40,000	2,613	-	42,613	8%	September 5, 2025	July 5, 2026
15,000	684	-	15,684	8%	December 4, 2025	October 4, 2026
12,500	518	-	13,018	8%	December 23, 2025	October 23, 2026
120,000	1,710		121,710	4%	February 20, 2026	December 20, 2026
225,000	1,233		226,233	8%	June 5, 2026	April 5, 2027
75,000	411		75,411	8%	June 5, 2026	April 5, 2027

$4,164,900	$1,379,969	$(102,100)	$5,442,769

* As of June 30, 2026, these notes were in default and are due on demand.

As of June 30, 2026, a total of $4,948,100 of principal and interest is in default and due on demand

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

Year ended June 30, 2026 and 2025

NOTE 11 – NOTES PAYABLE (CONTINUED)

As of June 30, 2025, the Company had the following loan agreements outstanding, summarized as follows:

Original debt	Accrued interest as of June 30, 2025	Cumulative Total balance settled through cash	Balance due as of June 30, 2025	Interest rate	Inception	Original due date

$352,400	$269,755	$(20,000)	$602,155	10%	August 2017	May 2018*
80,000	160,000	(82,100)	157,900	$2,300 per month until repaid	November 2019	August 2020*
90,000	121,600	-	211,600	$1,600 per month until repaid	November 2019	August 2020*
3,000,000	480,000	-	3,480,000	8%	July 1, 2023	May 1, 2024*
35,000	4,725	-	39,725	8%	October 23, 2023	August 23, 2024*
10,000	714	-	10,714	8%	August 8, 2024	June 8, 2025*
35,000	1,956	-	36,956	8%	October 18, 2024	August 18, 2025
50,000	1,501	-	51,501	8%	February 13, 2025	December 13, 2025
25,000	110	-	25,110	8%	June 10, 2025	April 10, 2026

$3,677,400	$1,040,361	$(102,100)	$4,615,661

* As of June 30, 2025, these notes were in default and are due on demand.

NOTE 12 – PREPAID INVESTMENT IN APEX NORTH, LLC

On June 15, 2026 (“Effective Date”), in connection with the proposed acquisition of an 80% interest in Apex North LLC (“Apex”), the Company advanced $220,000 to Apex under a promissory note. Dragonstone Metals Ltd. acts as the account intermediary for disbursement to Apex. The note bears simple interest at 8% per annum on the contractual 360-day basis. Principal and accrued interest mature no later than June 15, 2027, twelve months after the stated effective date. The Company presents the balance as a non-current prepaid investment in Apex North LLC at June 30, 2026, reflecting its intended application to the proposed acquisition and potential retention as an intercompany balance following closing. See Note 13 for additional advances made subsequent to year-end.

At June 30, 2026, principal of $220,000 and accrued interest of $723 totaled $220,723. Interest income for the year was $723. If the proposed acquisition is not completed, the principal and accrued interest will remain payable by Apex in accordance with the terms of the note. In the event of default, the Company may pursue available legal remedies, which could include seeking recovery against Apex’s assets, subject to applicable law and any prior-ranking claims. The amount and timing of any recovery would depend on the realizable value of those assets and the costs and outcome of enforcement proceedings.

Management evaluated expected credit losses considering Apex’s financial condition, available repayment sources and estimated recoveries through enforcement. No allowance for expected credit losses was recognized at June 30, 2026, as management expects to recover the outstanding principal and accrued interest in full, including if the proposed acquisition is not completed. This assessment considers the estimated realizable value of Apex’s assets, net of prior-ranking claims and estimated enforcement costs. The contractual maturity date is June 15, 2027; however, the balance is presented as a non-current prepaid investment for the reasons described above.

Upon completion of the proposed acquisition, the advance may remain as an intercompany asset in the Company’s separate-entity accounts. The intercompany receivable and the corresponding obligation of Apex will be eliminated in the consolidated financial statements.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

Year ended June 30, 2026 and 2025

NOTE 13 - SUBSEQUENT EVENTS

Additional Financing

On August 20, 2026, the Company entered into promissory notes with WVP Emerging Manager Onshore Fund, LLC – C/M Capital Series and C/M Capital Master Fund LP in the aggregate principal amount of $100,000, consisting of a $50,000 note issued to each lender. The notes bear interest at a rate of 8% per annum and mature ten months following their issuance. The notes are secured by a first-priority security interest in substantially all of the assets of the Company. The Company may prepay the outstanding principal and accrued interest under the notes without penalty.

On September 15, 2026, the Company received an additional $400,000 from C/M Capital Master Fund LP and WVP Emerging Manager Onshore Fund, LLC – C/M Capital Series, comprising $300,000 and $100,000, respectively.

Additional Advances for the Proposed Investment in Apex North LLC

Subsequent to June 30, 2026, the Company advanced an additional $450,000 to Apex North LLC (“Apex”) pursuant to promissory notes with principal amounts of $100,000 and $350,000 and effective dates of August 19, 2026 and September 16, 2026, respectively. The notes bear simple interest at 8% per annum, calculated on a 360-day basis. Principal and accrued interest are due no later than August 19, 2027 and September 16, 2027, respectively, and may be prepaid without penalty.

The advances were funded through Dragonstone Metals Ltd., acting as account intermediary for Apex, and through payments made directly on Apex’s behalf. Including the $220,000 advanced before year-end described in Note 12, cumulative principal advanced to Apex totaled $670,000 as of September 30, 2026. Apex’s repayment obligations are not contingent on completion of the proposed acquisition.

Designation of Series D Convertible Preferred Stock

On October 2, 2026, the Company filed with the Nevada Secretary of State a Certificate of Designation (the “Certificate of Designation”) designating 500,000 of its 20,000,000 authorized shares of preferred stock as Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”). As of the date these consolidated financial statements were issued, no shares of Series D Preferred Stock had been issued.

The material terms of the Series D Preferred Stock include:

Stated Value; Ranking. Each share has a stated value of $70.00 (the “Stated Value”) and ranks senior to all other capital stock as to dividends, distributions and liquidation, unless holders consent otherwise.

Dividends. Holders participate on an as-converted basis in dividends and distributions to common stockholders, subject to the applicable ownership limitation. The Certificate of Designation contains restrictions on cash dividends, distributions, redemptions and repurchases of capital stock, together with the specific cash-settlement obligations described below.

Conversion. Each share is convertible at the holder’s option into common stock at an initial conversion price of $0.07 per share (the “Conversion Price”), based on the Stated Value plus other amounts owed (the “Conversion Amount”). Based solely on the Stated Value and initial Conversion Price, each preferred share would convert into 1,000 common shares, and all 500,000 designated preferred shares would convert into 500,000,000 common shares if issued and converted. Conversions are limited to 4.99% beneficial ownership, adjustable by the holder up to 9.99% with the Company’s prior written consent. An increase in the limitation does not become effective until the 61st day after notice is delivered to the Company.

Anti-Dilution. The Conversion Price is subject to customary adjustments and to full-ratchet adjustment upon dilutive issuances. Holders may also elect to convert at the price of any variable price securities the Company issues, or exchange their shares for securities in a subsequent placement at 125% of the Conversion Amount.

Triggering Events. Upon specified triggering events, including delisting, conversion failures, material debt defaults, insolvency, an unconsented change of control or a material adverse effect, holders may convert 125% of the Conversion Amount at the Conversion Price.

Integral Technologies, Inc.

Notes to the Consolidated Financial Statements

Year ended June 30, 2026 and 2025

NOTE 13 - SUBSEQUENT EVENTS (CONTINUED)

Authorized Shares; Cash Settlement. The Company must reserve sufficient authorized common shares to permit conversion of all outstanding Series D Preferred Stock without regard to ownership limitations. If a conversion cannot be completed because insufficient authorized common shares are available, the Company must redeem the affected portion for cash. The payment equals the number of common shares that could not be delivered multiplied by the highest closing sale price during the period specified in the Certificate of Designation, plus applicable brokerage commissions and other out-of-pocket expenses associated with purchases made to satisfy sales of those shares. Separate cash-payment remedies apply to certain conversion-delivery failures and related holder buy-ins.

Liquidation. Upon liquidation, holders are entitled to the greater of 125% of the Conversion Amount and the as-converted amount, payable in cash before junior stock.

Voting. Holders vote with common stockholders on an as-converted basis, subject to the applicable ownership limitation, which does not apply to Dragonstone Metals Ltd., its affiliates or members, or Company directors and officers. These exceptions apply to the voting limitation; they do not exempt those holders from the conversion ownership limitation.

Protective Provisions; Covenants. The consent of Dragonstone Metals Ltd. is required to amend the Company’s organizational documents adversely to the Series D Preferred Stock, create senior or parity stock or make distributions on junior stock, and majority-holder consent is required for a change of control. The Certificate of Designation also restricts liens, asset dispositions and affiliate transactions, and restricts certain debt payments and investments while a triggering event, or an event that would become a triggering event with the passage of time, is continuing.

Registration Rights. Dragonstone Metals Ltd., as the designated Required Holder, may request registration of the resale of registrable securities, subject to a limit of two qualifying demand registrations. The Company must file the registration statement within 60 days after receiving a demand, or 90 days if the SEC reviews the registration statement, subject to permitted deferrals, and use commercially reasonable efforts to obtain effectiveness. The Company bears specified registration expenses, excluding selling holders’ underwriting discounts, commissions and transfer taxes.

Proposed Acquisition of Apex North LLC

Subsequent to June 30, 2026, the Company negotiated a draft Membership Interest Purchase Agreement (the “MIPA”) with Dragonstone Metals Ltd. (“Dragonstone”) and Nedeel, LLC (“Nedeel”), pursuant to which the Company would acquire an aggregate 80% membership interest in Apex North LLC (“Apex North”), consisting of a 40% membership interest from each seller. Apex North owns or is expected to own the Apex North Critical Minerals Project located in Washington County, Utah, consisting initially of approximately 200 unpatented lode mining claims covering approximately 1,672 hectares, together with additional claims being acquired and related project assets.

The consideration consists of reimbursement of approximately $227,680 of project costs incurred through March 31, 2026, plus certain agreed project costs incurred thereafter, and the issuance of 390,714 shares of newly designated Series D Preferred Stock having an aggregate stated value of $27,349,980.

Following closing, the remaining 20% membership interest will be held equally by Green Iguana Investments Pty Ltd. and Kryptonite LLC d/b/a NV Resources. These retained interests will be carried without dilution through the earlier of a decision to mine, completion of a bankable feasibility study or another agreed date, during which period the Company will be responsible for funding project costs. Thereafter, each retained holder may elect to fund its proportionate share of future project expenditures or surrender its interest in exchange for a 1% gross smelter return royalty.

Completion of the transaction is subject to various closing conditions, including completion by the Company of a private placement generating gross proceeds of at least $3,000,000, issuance of the Series D Preferred Stock, completion of applicable regulatory filings, transfer of the project interests and execution of an amended operating agreement. The agreement also contemplates changes to the Company’s board of directors and executive officers.

Management considers the closing of the proposed acquisition to be probable. Because the transaction had not closed as of the date of issuance of these financial statements, the financial effects have not been reflected herein. Upon closing, management expects to account for the transaction as a reverse acquisition and recapitalization, with Apex North LLC as the accounting acquirer and the Company as the legal acquirer and accounting acquiree.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” as of June 30, 2026, the end of the period covered by this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of June 30, 2026, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

● The Company has limited segregation of duties within its accounting and financial reporting functions due to its limited personnel and resources.

● The Company has limited levels of review in the financial close process.

● The Company has inadequate policies and procedures surrounding related-party transactions.

We plan to rectify these weaknesses by enhancing the segregation and review of accounting and financial reporting responsibilities, implementing and documenting appropriate financial reporting and related-party transaction policies and procedures, and adding qualified accounting and financial reporting resources as the Company's operations and resources permit.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended June 30, 2026, no director or officer of the company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Oﬃcers and Corporate Governance

The following is a list of our directors and executive officers. All directors serve one-year terms or until each of their successors are duly qualified and elected. The officers are elected by the board of directors.

Name	Age	Position(s)
Doug Bathauer	57	Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director
James Eagan	60	Chairman of the Board of Directors
Michael Pruitt	66	Director

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

Doug Bathauer. Mr. Bathauer was appointed a director and Chief Executive Officer in November 2012 and led the Company’s efforts in commercializing and manufacturing its conductive plastics technology. From April 2019 until November of 2021, Mr. Bathauer served as Chief Operating Officer of Aluminum Shapes LLC, a manufacturer and distributor of aluminum products. In 2021, Aluminum Shapes filed a petition for a Chapter 11 bankruptcy proceeding.

Mr. Bathauer was appointed director as a result of prior experience in the securities industry raising capital and providing management consulting services to early stage and growing regional companies.

Michael Pruitt. Mr. Pruitt was appointed a director in May 2026. Mr. Pruitt has extensive experience as an executive and director of public companies. He has served as Chief Executive Officer of Forward Industries, Inc. since May 2025 and also has served as a member of its Board of Directors since 2025.  Mr. Pruitt founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments, in 1999. In February 2005, Mr. Pruitt formed Chanticleer Holdings, Inc., then a public holding company (now known as Sonnet BioTherapeutics Holdings, Inc.), and he served as Chairman of the Board of Directors and Chief Executive Officer until April 1, 2020, at which time the restaurant operations of Chanticleer Holdings were spun out into a new public entity, Amergent Hospitality Group Inc. (“Amergent”), where Mr. Pruitt continues to serve as its Chairman and Chief Executive Officer. From October 2020 until September 2025, Mr. Pruitt was a member of the Board of Directors of IMAC Holdings, Inc. (OTCQB: BACK). From July 2023 until June 2025, Mr. Pruitt served as the Interim Chief Executive Officer of Amaze Holdings.  Mr. Pruitt also has served as a director of Amaze Holdings since December 2021. Mr. Pruitt was appointed a director as a result of his public company leadership experience, capital markets expertise and experience with emerging technology companies.

In July 2024, Amergent, where Mr. Pruitt serves as Chairman and Chief Executive Officer, filed a voluntary petition for reorganization under Chapter 11 in the U.S. Bankruptcy Court for the Northern District of Texas (the “Court”). In October 2025, the Court approved the reorganization of Amergent. and the liquidation of certain of its subsidiaries.

Family Relationships

There are no family relationships among our directors or officers.

Director Independence

Our Board has determined that Michael Pruitt is independent under the Nasdaq Stock Market listing rules, which the Board has selected as the applicable standard for purposes of evaluating director independence, notwithstanding that the Company’s securities are not currently listed on the Nasdaq Stock Market. Doug Bathauer and James Eagan are not independent under the Nasdaq Stock Market listing rules.

Committees of the Board of Directors

Our Company has a Board of Directors that is currently comprised of three members. Each director holds office until the next annual meeting of shareholders or until a successor is elected or appointed.

The Company does not currently have a separately designated audit committee, compensation committee or nominating committee. The functions customarily delegated to an audit committee are performed by the full Board of Directors. As a result, the Company does not have an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K serving on a separately designated audit committee. The Board of Directors selects the Company’s independent registered public accounting firm, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding outside audit and non-audit advisors. The Company intends to establish appropriate board committees as its operations and resources permit, including in connection with or following any completed business combination.

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

Insider Trading Policies and Procedures

The Company has not adopted insider trading policies and procedures because its common stock is not currently quoted or traded on any market and the Company has no employees other than its executive officers. The Board of Directors intends to adopt such policies and procedures prior to its common stock being traded again.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our Company's officers and directors, and persons who own more than 10% of a registered class of our Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received or written representations from certain reporting persons, we believe that, during the year ended June 30, 2026, all Section 16(a) filing requirements applicable to our officers, directors and 10% shareholders were timely complied with by such persons.

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at Integral Technologies, Inc., 2605 Eastside Park Road, Suite 1, Evansville, IN 47715. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded as appropriate.

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

Item 11. Executive Compensation.

The following table sets forth all compensation, including bonuses, stock option awards and other payments, paid or accrued by Integral and/or its subsidiaries, to or for Integral’s principal executive officer and two other highest paid executive officers (collectively, the “Named Executive Officers”), during the fiscal years ended June 30, 2026, and 2025.

Name and Principal Position	Fiscal Year Ended June 30	Salary $	Bonus $	Stock Awards $	Options Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
James Eagan	2026	75,000	-	-	-	-	-	-	75,000
Chairman, Director and CEO of wholly owned subsidiary ElectriPlast Corp.	2025	75,000	-	-	-	-	-	-	75,000

Doug Bathauer	2026	75,000	-	-	-	-	-	-	75,000
CEO, Treasurer, CFO and Director	2025	75,000	-	-	-	-	-	-	75,000

Mr. Eagan and Mr. Bathauer are each compensated $75,000 per year under oral agreements.  As of June 30, 2026, Messrs. Eagan and Bathauer had accrued $709,084 and $700,000, respectively, in unpaid compensation. Except as disclosed above, there is no other compensation due to our executives and directors including any salaries, management fees, consulting fees or business related reimbursements. The $75,000 accrued for each executive in each year totals the $150,000 annual executive compensation disclosed in Note 8.

Director Compensation

The directors of the Company have not received any compensation paid, distributed nor accrued from the Company for the last two fiscal years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of Integral’s voting stock beneficially owned as of October 13, 2026 by (i) those persons known by Integral to be owners of more than 5% of Integral’s common stock, (ii) each director of Integral, (iii) all Named Executive Officers (as defined in Item 11), and (iv) all executive officers and directors of Integral as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Voting Power (1)

Directors and Executive Officers:
Common Stock	Doug Bathauer (2)(3)	30,478	0.1%
Common Stock	James Eagan (2)(3)	194,531	0.6%
Common Stock	Michael Pruitt (2)	-	-
Common Stock	All executive officers and directors as a group (3 persons)	225,009	0.7%
Common Stock	SBI Investments LLC, 2014-1 (4)	3,045,926	9.9%

*   Less than 1%

(1) Represents voting power. Applicable percentages are based on 30,766,923 shares of common stock outstanding as of October 13, 2026. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, Integral believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned by them.

(2) A director.

(3) An executive officer of the Company or its wholly-owned subsidiary.

(4) Mr. Jonathan Juchno is the managing partner of the reporting person. Address is: 1111 Brickell Avenue, Suite 2920, Miami, FL 33131. The beneficial ownership of the reporting person is limited to 9.99% of the Company’s outstanding securities as a result of conversion and/or exercise blockers in its notes.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our Board of Directors consists of three members, Doug Bathauer, James Eagan and Michael Pruitt. Mr. Bathauer and Mr. Eagan also serve as executive officers of the Company or its subsidiary. Mr. Pruitt is an independent director. Although the Company’s securities are not listed on the Nasdaq Stock Market, the Board has elected to apply the Nasdaq Stock Market listing rules as the standard for determining director independence. Under those rules, Mr. Pruitt qualifies as independent because he has no material relationship with the Company that would interfere with the exercise of independent judgment in carrying out his responsibilities as a director.

The Company does not have a formal written policy or procedure for the review, approval or ratification of transactions with related persons. The Board of Directors reviews related-party transactions on a case-by-case basis, considering the material terms, the related person’s interest in the transaction, and whether the transaction is on terms comparable to those that could be obtained in an arm’s-length transaction. All related-party transactions described below were reviewed and approved or ratified by the Board.

Related Party Payables and Debt Issuances

As of June 30, 2026, an aggregate of $1,409,084 was payable to the Company’s executives for outstanding management fees, consulting fees and business-related reimbursements, consisting of $709,084 payable to Mr. Eagan and $700,000 payable to Mr. Bathauer. These amounts are non-interest-bearing and have no stated terms of repayment. During each of the fiscal years ended June 30, 2026 and 2025, the Company accrued $150,000 in executive compensation.

SBI Investments, LLC 2014-1 (“SBI”) is a beneficial owner of more than 5% of the Company’s outstanding common stock. SBI and certain entities affiliated with SBI hold promissory notes of the Company. The Company’s outstanding promissory notes and secured promissory notes as of June 30, 2026 are summarized below, including notes held by SBI, entities affiliated with SBI and entities not affiliated with SBI. See Note 11 to the consolidated financial statements for additional information regarding the Company’s notes payable.

Original debt	Accrued interest as of June 30, 2026	Cumulative Total balance settled through cash	Balance due as of June 30, 2026	Interest rate	Inception	Original due date

Promissory notes held by entities not affiliated with SBI:
$352,400	$302,995	$(20,000)	$635,395	10%	August 2017	May 2018*
80,000	187,600	(82,100)	185,500	$2,300 per month until repaid	November 2019	August 2020*
90,000	140,800	-	230,800	$1,600 per month until repaid	November 2019	August 2020*

Promissory notes held by SBI:
3,000,000	720,000	-	3,720,000	8%	July 1, 2023	May 1, 2024*
35,000	7,525	-	42,525	8%	October 23, 2023	August 23, 2024*
10,000	1,514	-	11,514	8%	August 8, 2024	June 8, 2025*
35,000	4,756	-	39,756	8%	October 18, 2024	August 18, 2025*
50,000	5,500	-	55,500	8%	February 13, 2025	December 13, 2025*
25,000	2,110	-	27,110	8%	June 10, 2025	April 10, 2026*
40,000	2,613	-	42,613	8%	September 5, 2025	July 5, 2026
15,000	684	-	15,684	8%	December 4, 2025	October 4, 2026
12,500	518	-	13,018	8%	December 23, 2025	October 23, 2026

Promissory notes held by entities affiliated with SBI:
120,000	1,710		121,710	4%	February 20, 2026	December 20, 2026
225,000	1,233		226,233	8%	June 5, 2026	April 5, 2027
75,000	411		75,411	8%	June 5, 2026	April 5, 2027

$4,164,900	$1,379,969	$(102,100)	$5,442,769

* As of June 30, 2026, these notes were in default and due on demand.

Pivotal Agreements

On September 9, 2019, the Company entered into a Technology Asset Purchase Agreement (the “Agreement”) with Pivotal Battery Corp. (“Pivotal”), a Delaware corporation, completing the sale of our bipolar plate technology, including U.S. Patent Applications Nos. 14/822,315 (Bipolar Plate and Method of Making and Using Same) and 16/236,533 (Method of Making Bipolar Plate), together with the Company's related intellectual property and other rights associated with the bipolar plate technology.

The total purchase price for the technology was $2,000,000, with an initial payment of $200,000 and the balance of $1,800,000 payable through a convertible secured promissory note (the “Pivotal Note”) due over a two-year period at an interest rate of 7% per annum. The Company was also to receive 1,500,000 shares of Pivotal’s common stock. Those shares were never issued to the Company.

James Eagan, the Company’s Chairman of the Board, was Pivotal’s Chairman of the Board at the time of execution of the Agreement and remains the Chairman as of the filing of this Form 10-K. Mr. Eagan was also engaged by Pivotal to serve as a consultant in September 2019.

Since entry into the Agreement, Pivotal made payments totaling $422,800 to the Company. During this time, the Company made payments to Mr. Eagan of $314,705 towards his compensation payable. Additionally, Mr. Eagan made loans to Pivotal in the amount of $141,000, of which approximately $120,000 of principal and no interest had been repaid.

Effective June 30, 2022, the Company and Pivotal amended the Agreement and the Pivotal Note to revise the payment terms, including payments during the development and commercialization phases of the bipolar plate technology and a final payment date of December 31, 2027.

In September 2023, one of our Series B stockholders executed an agreement transferring its ownership in 40 Series B Shares to Pivotal. Thereafter, the Company and Pivotal entered into a Termination and Release Agreement pursuant to which (i) Pivotal relinquished its rights to the 40 Series B Shares, which were transferred to the Company and cancelled; (ii) the Company released Pivotal from its remaining obligations under the Agreement, including the remaining purchase price and the obligation to issue 1,500,000 Pivotal shares to the Company; (iii) Pivotal agreed to issue 2,000,000 shares of its common stock on a pro-rata basis to qualifying Company shareholders; and (iv) Pivotal and the Company provided mutual general releases. The Pivotal shares are to be distributed to the eligible shareholders no later than December 31, 2027, subject to compliance with applicable federal and state securities laws.

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

The Company also issued a convertible promissory note with JMJ Financial. A total of $200,000 was received. The convertible note became due on May 15, 2018. $74,000 remains due under this convertible promissory note. Approximately 1,412,500 shares were issued upon conversions by JMJ Financial.

Item 14. Principal Accountant Fees and Services.

Because the Board does not have a separate audit committee, the Board pre-approves all audit and permissible non-audit services on a case-by-case basis. The following table sets forth the aggregate fees paid or accrued by the Company for audit and other services provided by its principal accountant for the fiscal years ended 2026 and 2025:

	2026 ($)(2)	2025 ($)(2)
Audit Fees (1)	45,000	44,300
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	45,000	44,300

(1)

Audit fees – fees related to the annual audits and quarterly reviews of our financial statements as well as services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Fees for 2026 and 2025 were paid or accrued for services provided by Salberg & Company P.A.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

	Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date		Number	Herewith
3.1	Articles of Incorporation	10-12G	7/24/23		3.1
3.1(a)	Certificate of Designation of the Rights, Preferences and Privileges of Series B Convertible Preferred Stock	8-K	12/4/18		3.1
3.1(b)	Certificate of Amendment – Increase Authorized Capital	10-K	9/26/24		3.1(B)
3.1(c)	Certificate of Amendment – Reverse Stock Split and Increase Authorized Capital	10-Q	5/15/26		3.1(C)
3.2	Bylaws, as amended and restated on December 31, 1997	10-QSB	3/31/06		3.04
4.1	Description of Securities	10-K	12/3/25		4.1
10.1	Technology Asset Purchase Agreement dated September 9, 2019	8-K	9/11/19		10.1
10.2	Amendment No. 1 To Technology Asset Purchase Agreement	10-12G	7/24/23		10.2
10.3	Form of Promissory Note and Security Agreement – SBI and Oasis	10-12G	7/24/23		10.3
10.4	Form of Convertible Promissory Note dated May 12, 2017 – SBI	10-12G	7/24/23		10.4
10.5	Form of Convertible Promissory Note dated May 16, 2017 – Oasis	8-K	6/8/17		10.2
10.6	Form of Equity Purchase Agreement dated May 19, 2017 – Oasis	8-K	6/8/17		10.1
10.7	Promissory Note dated February 21, 2019	10-12G	7/24/23		10.7
10.8	Convertible Promissory Note – JMJ Financial	10-12G	7/24/23		10.8
10.9	Convertible note modification – SBI	10-12G	7/24/23		10.9
10.10	Convertible note modification – Oasis	10-12G	7/24/23		10.10
10.11	Professional Services Agreement - Ascentaur, as Amended	10-12G	7/24/23		10.11
10.12	Extension to Professional Services Agreement - Ascentaur	10-K	9/26/24		10.12
10.13	Termination Agreement and Release – Pivotal	10-K	9/26/24		10.13
10.14	Assignment Agreement and Release – Pivotal and Series B Holder	10-K	9/26/24		10.14
16.1	Letter from DMCL LLP	8-K	10/17/24		16.1
21.1	List of Subsidiaries	10-12G	7/24/23		21.1
31.1	Certification of the Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					Filed
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					Furnished
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

Copies of this Form 10-K (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at Integral Technologies, Inc., 2605 Eastside Park Road, Suite 1, Evansville, IN 47715.

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Integral Technologies, Inc.

Dated: October 13, 2026	By:	/s/ Douglas Bathauer
Douglas Bathauer, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 13, 2026	By:	/s/ Douglas Bathauer
Douglas Bathauer, Director

Dated: October 13, 2026	By:	/s/ James Eagan
James Eagan, Director

Dated: October 13, 2026	By:	/s/ Michael Pruitt
Michael Pruitt, Director